Form 10QSB
period 1998-03-31
ULTRONICS CORP
filed 1998-05-14
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                    87-0485313
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)


  4348 Butternut Road, Salt Lake City, Utah                    84124
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of March 31, 1998
-------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. Expenses of $2,012 during the quarter ended March 31, 1998 are related to the costs of regulatory filings to maintain the Company's status as a SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

         The Company has limited liquidity and available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ULTRONICS CORPORATION



Dated:   May 14, 1998                   /s/  W. Reed Jensen
                                        W. Reed Jensen, President and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Ultronics Corporation

The accompanying balance sheet of Ultronics Corporation as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31,1 998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.


                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 11, 1998

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,
                                                                                    1998
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $               21,365
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS         $               21,365
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $                1,000
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                          1,000

              STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                       6,000,000 shares                                                     6,000
                  Additional paid-in capital                                               20,000
                  Deficit accumulated during the
                      development stage                                                    (5,632)
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                         20,365
                                                                           ----------------------

                                                                           $               21,365
                                                                           ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           3/14/90
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1998               1997                 3/31/98
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                     2,012                   0                    5,635
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $          (2,012)  $               0  $                (5,635)
                                                            =================   =================  =======================

Net income (loss) per weighted
           average share                                    $             .00   $             .00
                                                            =================   =================

Weighted average number of common
           shares used to compute net income
           (loss) per weighted average share                        6,000,000           1,000,000
                                                            =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                 Additional           During
                                                 Par Value $0.001                 Paid-in          Development
                                            Shares            Amount              Capital             Stage
                                        --------------    --------------    -----------------    --------------
Balances at 5/14/90
     (Date of inception)                             0    $            0    $               0    $            0
     Issuance of common
         stock (restricted)
         at $.001 per share
         at 3/14/90                          1,000,000             1,000
     Net loss for period                                                                                 (1,000)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/90                         1,000,000             1,000                                 (1,000)
     Net loss for year                                                                                        0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/91                         1,000,000             1,000                                 (1,000)
     Net loss for year                                                                                        0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/92                         1,000,000             1,000                                 (1,000)
     Net loss for year                                                                                        0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/93                         1,000,000             1,000                                 (1,000)
     Net loss for year                                                                                        0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/94                         1,000,000             1,000                                 (1,000)
     Net loss for year                                                                                        0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/95                         1,000,000             1,000                                 (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/96                         1,000,000             1,000                                 (1,000)
     Issuance of common stock
         at $.005 per share at
         12/12/97                            5,000,000             5,000               20,000
     Net income for year                                                                                 (2,623)
                                        --------------    --------------    -----------------    ---------------
Balances at 12/31/97                         6,000,000             6,000               20,000            (3,623)
     Net income for period                                                                               (2,012)
                                        --------------    --------------    -----------------    ---------------

Balances at 3/31/98                          6,000,000    $        6,000    $          20,000    $       (5,635)
                                        ==============    ==============    =================    ==============

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        3/14/90
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1998              1997             3/31/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (2,012)   $             0  $         (5,635)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Increase (decrease) in accounts payable                          (1,623)                 0             1,000
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES            (3,635)                 0            (1,950)

INVESTING ACTIVITIES                                                         0                  0                 0
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0                 0

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0            26,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0            26,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS            (3,635)                 0            21,365

Cash and cash equivalents at beginning of year                          25,000                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        21,365    $             0  $         21,365
                                                               ===============    ===============  ================