Form 10-K
period 1997-12-31
ULTRONICS CORP
filed 1999-04-09
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

Commission File Number: 33-55254-38

                              Ultronics Corporation
             (Exact name of registrant as specified in its charter)

         Nevada                                 87-0485313
(State or other jurisdiction of        (IRS Employer Identification
incorporated or organization)            Number)

         4348 Butternut Road
         Salt Lake City, Utah                        84124
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 13, 1998, of $0.0125 per share, the market value of shares held by nonaffiliates would be $43,750.

As of April 13, 1998, the Registrant had 6,000,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: NONE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

         Ultronics Corporation (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company's only prior activity related to the sale of shares of its common stock to Capital General Corporation and the gifting of shares to certain individuals. The Company's prior management who were associated with Capital General Corporation resigned in 1997 and the Company's new management took control of the Company. The Company has never had operations and since it was formed its primary mission has been to investigate potential companies that would be interested in merging with it.

         In 1997, the Company sold 5,000,000 shares of its common stock for an aggregate purchase price of $25,000. The majority of the shares were sold to the Company's current president and director, W. Reed Jensen and his adult children.

         The Company is currently seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

         The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

         The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 2.           DESCRIPTION OF PROPERTIES

     The Company's administrative offices are located at 4348 Butternut Road, Salt Lake City, Utah 84124, which are the office of W. Reed Jensen, the president of the Company. Mr. Jensen has allowed the Company to use this office without charge.

ITEM 3.           LEGAL PROCEEDINGS

         Neither the Company nor its current president and director are involved in any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UTRO." Set forth below are the high and low bid prices for the Company's Common Stock since the fourth quarter of 1997 when the Company's Common Stock was listed on the Electronic Bulletin Board. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

              Quarter Ended             High Bid           Low Bid
       --------------------------       -----------    --------------
       Fourth Quarter 1997            $       0.125    $        0.125
       First Quarter 1998             $       0.125    $        0.125

         At April 7, 1998, the bid price for the Company's Common Stock was $0.125 and there was no ask price. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 7, 1998, the Company had approximately 378 shareholders.

ITEM 6.           SELECTED FINANCIAL DATA

                              ULTRONICS CORPORATION
                              SUMMARY OF OPERATIONS
                                 DECEMBER, 1997

                                        1997            1996           1995           1994            1993
                                    -------------  -------------  --------------  -------------  -------------
Total Assets........................       25,000              0               0              0              0
Revenues............................            0              0               0              0              0
Operating Expenses..................        2,623              0               0              0              0
Net Earnings (Loss).................       (2,623)             0               0              0              0
Per Share Data Earnings (Loss)                  0              0               0              0              0

Average Common Shares
     Outstanding....................    1,260,274      1,000,000       1,000,000      1,000,000      1,000,000


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  OVERVIEW

         Since its organization, the Company has had no operations. The Company was organized to engage in the acquisition of assets, properties or a business without regard to any specific industry or type of business. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

         The   investigation  of  specific   business   opportunities   and  the
negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

         Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

         If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had $25,000 in assets and liabilities of $2,623. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 1997, the Company's principal expenses were professional fees of $2,623. Prior to control of the Company changing, the obligations and expenses of the Company were paid by prior management and Capital General Corporation.

         Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

         The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to the officer or director of the Company for his time and effort. The Company does intend to reimburse its officer and director for out of pocket cost.

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 1997, and has not had any operations since its incorporation. The Company's only operations to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

ITEM 8.           FINANCIAL STATEMENTS

         The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of March 24, 1997, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             56       President and             1997
                                    Director

         Set forth below is certain biographical information regarding the Company's executive officer and director.

     Mr. Jensen has been an accountant for the past thirty years. Mr. Jensen is currently controller of the Metropolitan Water District of Salt Lake City. Mr. Jensen received his bachelor degree in accounting from the University of Utah in 1967.

         To the knowledge of management, during the past five years, no present director, or executive officer of the Company:

                  (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

                  (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

                  (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

                           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

                           (ii) engaging in any type of business practice; or

                           (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

                  (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

                  (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

                  (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

         The individuals and companies who controlled the Company prior to its new management have had legal problems in the past. (Please see the Company's 1996 Form 10-K).

KEY CONSULTANT

     The Company and Mr. Jensen have relied, and will continue to rely, on the advice and consultation of Mark Peterson as to the future direction of the Company. Investors in the Company should consider Mr. Peterson as an individual who will exercise significant influence on any potential business merger or acquisition. Although Mr. Peterson does not currently own shares of the Company's Common Stock, he has indicated a desire to acquire shares in the future. Mr. Peterson is an owner and president of Alpine Securities Corporation located in Salt Lake City, Utah.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1997, the end of the Company's last completed fiscal year):

                                    Annual Compensation      Long Term Compensaton Awards
                                                    Other       Restricted
Name and                                            Annual        Stock      Options      LTIP         All other
Principal Position     Year   Salary    Bonus($)  Compensation    Awards      /SARs       Payout      Compensation
------------------    ------  -------   --------  ------------    -------   -----------   ------      ------------
W. Reed Jensen         1997   $   -0-        -0-           -0-        -0-           -0-         -0-            -0-
President and CEO
Krista Nielson former
President              1997   $   -0-        -0-           -0-        -0-           -0-         -0-            -0-

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended October 31, 1996, 1995, and 1994.

         Bonuses and Deferred Compensation:  None.

         Compensation Pursuant to Plans:   None.

         Pension Table:  None.

         Other Compensation:  None.

         Compensation of Directors:  None.

         Termination of Employment and Change of Control Arrangement:

         There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of April 8, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

     Title                                       Amount and
      of          Name of                         Nature of           Percentage
     Class   Beneficial Owner               Beneficial Ownership(1)    of Class
   Common    Stacey J. Hansen(2)
             2625 Solar Circle #30
             Salt Lake City, Utah 84124             1,000,000(D)          16.67%
   Common    Kellee J. Chase(2)
             6730 Morro Street
             Salt Lake City, Utah 84121               500,000(D)           8.33%
   Common    Scott R. Jensen(2)
             1094 Sirmingo Way
             Riverton, Utah 84065                     500,000(D)           8.33%
   Common    Brent T. Jensen(2)
             1528 W. Page
             Gilbert, Arizona 85233                   500,000(D)           8.33%
   Common    W. Reed Jensen(2)
             4348 Butternut Road
             Salt Lake City, Utah 84124             2,500,000(D)          41.67%
   Common    Capital General Corporation
             3098 South Highland Dr., #460
             Salt Lake City, Utah 84106               920,400(D)          15.34%

OFFICERS, DIRECTORS AND NOMINEES:

   Common    W. Reed Jensen                 ----------See Above----------

             All Officers
             and Directors
             as a Group (1 person)                  2,500,000             41.67%

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Stacey J. Hansen, Kellee J. Chase, Scott R. Jensen and Brent T. Jensen are the adult children of W. Reed Jensen. Mr. Jensen denies any beneficial ownership in his children's shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         In December 1997, the Company sold 5,000,000 shares of its common stock to Mr. Jensen, the president of the Company, and his adult children. The sales price was $25,000.

         Except as set forth above, during the fiscal year ended December 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended December 31, 1997, there were no material transactions between the Company and its management or principal shareholders.

INDEBTEDNESS OF MANAGEMENT

         There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

         The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL  STATEMENTS.  The following financial statements are included in this report:

Title of Document                                                  Page
Report of Smith & Company, Certified Public Accountants             F-1

Balance Sheets as of December 31, 1997 and 1996                     F-2

Statements of Operations for the fiscal years ended December
31, 1997, 1996, and 1995 and from inception                         F-3

Statements of Stockholders' Equity for the years ended
December 31, 1997, 1996, 1995 and  from inception                   F-4

Statements of Cash Flows for the fiscal years ended
December 31, 1997, 1996, and 1995 and from inception                F-5

Notes to Financial Statements                                       F-6

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report: None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

                     SEC
      Exhibit     Reference
      Number       Number      Title of Document            Location

      Item 3  Articles of Incorporation and Bylaws

       3.01           3     Articles of Amendment to
                            the Articles of Incorporated  Incorporation
                                                          by reference*

       3.02           3     Articles of Incorporation    Incorporated
                                                         by reference*

       3.03           3     Bylaws                       Incorporated
                                                         by reference*

      Item 4  Instruments Defining the Rights of Security Holders

       4.01           4     Specimen Stock Certificate   Incorporated
                                                         by reference*

* Incorporated by reference from the Company's registration statement on form S-18 filed with the Commission, SEC file no. 33-55254.

         (b)      Reports of Form 8-K

         On December 8, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission covering the change in control of the Company. No financial statements were filed as a result of the change of control.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            Ultronics Corporation


Date: April 14, 1998                        By: /S/W. Reed Jensen
                                               -----------------------------
                                               W. Reed Jensen
                                               President and Director
                                               (Principal Executive Officer)

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of Ultronics Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period of March 14, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 1997 and 1996 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                    /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 19, 1998

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $          25,000     $               0
                                                                                 -----------------     -----------------

                            TOTAL CURRENT ASSETS                                            25,000                     0
                                                                                 -----------------     -----------------

                                                                                 $          25,000     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $           2,623     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                              2,623                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding
          6,000,000 shares (1,000,000 in 1996)                                               6,000                 1,000
         Additional paid-in capital                                                         20,000                     0
         Deficit accumulated during
          the development stage                                                             (3,623)               (1,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                            22,377                     0
                                                                                 -----------------     -----------------

                                                                                 $          25,000     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                              3/14/90
                                                         Year               Year              Year            (Date of
                                                        ended              ended             ended         inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
Net sales                                          $            0     $            0    $            0    $            0
Cost of sales                                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      GROSS PROFIT                              0                  0                 0                 0

General & administrative
 expenses                                                   2,623                  0                 0             3,623
                                                   --------------     --------------    --------------    --------------

                         NET LOSS                  $       (2,623)    $            0    $            0    $       (3,623)
                                                   ==============     ==============    ==============    ==============


Net income (loss) per weighted
 average share                                     $          .00     $          .00    $          .00
                                                   ==============     ==============    ===============


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                          1,260,274          1,000,000          1,000,000
                                                   ==============     ==============    ===============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                             Deficit
                                                                                                            Accumulated
                                                            Common Stock               Additional             During
                                                          Par Value $0.001              Paid-in             Development
                                                      Shares            Amount           Capital              Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
                                                                >
         (Date of inception)                                  0    $            0    $                    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    ---------------
Balances at 12/31/90                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                                 (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                                 (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000         5,000             20,000
         Net income for year                                                                                      (2,623)
                                                 --------------    --------------    -----------------    ---------------

Balances at 12/31/97                                  6,000,000    $        6,000    $          20,000    $       (3,623)
                                                 ==============    ==============    =================    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                             3/14/90
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended           Inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $       (2,623)    $            0    $            0    $       (3,623)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities
             Increase in accounts
                  Payable                                   2,623                  0                 0             2,623
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,000)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                     25,000                  0                 0            26,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                 25,000                  0                 0            26,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                 25,000                  0                 0            25,000
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                      AT END OF YEAR               $       25,000     $            0    $            0    $       25,000
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2005.

NOTE 2:                DEVELOPMENT STAGE COMPANY
         The Company was  incorporated  under the laws of the State of Nevada on
         March  14,   1990  and  has  been  in  the   development   stage  since
         incorporation.

NOTE 3:                CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash, for an average consideration of $.001 per share. On December 12, 1997, the Company sold 5,000,000 shares of its common stock to five individuals for $25,000, for average consideration of $.005 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services are provided, without charge, by Company officers. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.