Form 10QSB
period 1999-09-30
ULTRONICS CORP
filed 1999-11-10
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of September 30, 1999
------------------------------------      --------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. Expenses of $410 during the quarter ended September 30, 1999 and $2,748 for the nine months ended September 30, 1999 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of September 30, 1999 27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ULTRONICS CORPORATION



Dated:   November 8, 1999
                                       -----------------------------------------
                                       W. Reed Jensen, President and Director

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                September 30,
                                                                                    1999
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $               14,895
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS         $               14,895
                                                                           ======================

LIABILITIES & EQUITY
              CURRENT LIABILITIES
                  Accounts payable                                         $                    0
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                              0

              STOCKHOLDERS' EQUITY
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                       6,000,000 shares                                                     6,000
                  Additional paid-in capital                                               20,000
                  Deficit accumulated during the
                      development stage                                                   (11,105)
                                                                           ----------------------

                                        TOTAL STOCKHOLDERS' EQUITY                         14,895
                                                                           ----------------------

                                                                           $               14,895
                                                                           ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        1999                1998                1999               1998               9/30/99
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                     410                 463              2,748               4,311             (11,105)
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $             (410) $              463  $          (2,748)  $           4,311  $          (11,105)
                                 ==================  ==================  =================   =================  ==================

Net income (loss) per weighted
   average share                 $              .00  $              .00  $             .00   $             .00
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                 Additional           During
                                                 Par Value $0.001                 Paid-in          Development
                                            Shares            Amount              Capital             Stage
                                        --------------    --------------    -----------------    --------------

Balances at 3/14/90
     (Date of inception)                             0    $            0    $               0    $            0
     Issuance of common
         stock (restricted)
         at $.001 per share
         at 3/14/90                          1,000,000             1,000
     Net loss for period                                                                                 (1,000)
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/90                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/91                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/92                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/93                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/94                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/95                         1,000,000             1,000                    0            (1,000)
     Net income for year                                                                                      0
                                        --------------    --------------    -----------------    --------------
Balances at 12/31/96                         1,000,000             1,000                    0            (1,000)
     Issuance of common stock
         at $.005 per share at
         12/12/97                            5,000,000             5,000               20,000
     Net loss for year                                                                                   (2,623)
                                        --------------    --------------    -----------------    ---------------
Balances at 12/31/97                         6,000,000             6,000               20,000            (3,623)
     Net loss for year                                                                                   (4,734)
                                        --------------    --------------    -----------------    ---------------
Balance at 12/31/98                          6,000,000             6,000               20,000            (8,357)
     Net loss for period                                                                                 (2,748)
                                        --------------    --------------    -----------------    ---------------

Balances at 9/30/99                          6,000,000    $        6,000    $          20,000    $      (11,105)
                                        ==============    ==============    =================    ==============

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        1999                1998                1999               1998               9/30/99
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $             (410) $             (463) $          (2,748)  $          (4,311) $          (11,105)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                           0                   0                  0              (2,623)                  0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                    NET CASH
           USED BY OPERATING
                  ACTIVITIES                   (410)               (463)            (2,748)             (6,934)            (11,105)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                     IN CASH
                         AND
            CASH EQUIVALENTS                   (410)               (463)            (2,748)             (6,934)             14,895

Cash and cash equivalents
   at beginning of period                    15,305              18,529             17,643              25,000                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $           14,895  $           18,066  $          14,895   $          18,066  $           14,895
                                 ==================  ==================  =================   =================  ==================