Form 10KSB
period 1999-12-31
ULTRONICS CORP
filed 2000-03-29
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999.

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent bid price for the Company's Common Stock at March 21, 2000, of $0.625 per share, the market value of shares held by nonaffiliates would be $625,000.

As of March 24, 2000, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UTRO." Set forth below are the high and low bid prices for the Company's Common Stock since the fourth quarter of 1998 when the Company's Common Stock was listed on the Electronic Bulletin Board. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

                         Quarter Ended             High Bid           Low Bid
                  --------------------------       -----------    --------------
                  Fourth Quarter 1998            $        0.50    $        0.125
                  First Quarter 1999             $       0.125    $       0.0625
                  Second Quarter 1999            $       0.625    $       0.0625
                  Third Quarter 1999             $      0.1875    $       0.0625
                  Fourth Quarter 1999            $       0.625    $        0.125

         At March 23, 2000, the bid price for the Company's Common Stock was $0 and there was no ask price. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 23, 2000, the Company had approximately 378 shareholders.

ITEM 6.           SELECTED FINANCIAL DATA

                              ULTRONICS CORPORATION
                              SUMMARY OF OPERATIONS
                                 DECEMBER, 1999

                                        1999            1998           1997           1996            1995
                                    -------------  -------------  --------------  -------------  -------------
Total Assets........................       13,648         17,643          25,000              0              0
Revenues............................            0              0               0              0              0
Operating Expenses..................        3,995          4,734           2,623              0              0
Net Earnings (Loss).................       (3,995)        (4,734)         (2,623)             0              0
Per Share Data Earnings (Loss)......            0              0               0              0              0

Average Common Shares
     Outstanding....................    6,000,000      6,000,000       1,260,274      1,000,000      1,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had $13,648 in assets and liabilities of $0. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 1999, the Company's principal expenses were professional fees of $3,738. Prior to control of the Company changing, the obligations and expenses of the Company were paid by prior management and Capital General Corporation.

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

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 1999, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

         The Company currently has no operations that require computers or dealing with other entities who use computers. Therefore, at the present time, the Company believes the issue will not adversely affect the Company. In the future, the Company intends to address the issue in more detail, if business circumstances require additional attention. The Company has experienced no computer problems through March 26, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 1999, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             58       President and     1997
                                    Director

         Set forth below is certain biographical information regarding the Company's executive officer and director.

         Mr. Jensen has been an accountant for the past thirty-one years. Mr. Jensen is currently controller of the Metropolitan Water District of Salt Lake City. Mr. Jensen received his bachelor's degree in accounting from the University of Utah in 1967.

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

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal Position Year    Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen    1999    $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO

Krista Nielson
(former President) 1999    $    0   $         0  $           0  $       0  $       0  $       0  $           0

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 1999, 1998, and 1997.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of March 31, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Stacy J. Hansen(2)
                               1147 West Windfield Court
                               West Jordan, Utah 84088                       1,000,000(D)               16.67%
         Common                Kellee J. Chase(2)
                               6629 Anne Marie Drive
                               Salt Lake City, Utah 84121                      500,000(D)                8.33%
         Common                Scott R. Jensen(2)
                               1094 Sirmingo Way
                               Riverton, Utah 84065                            500,000(D)                8.33%
         Common                Brent T. Jensen(2)
                               316 East Rosewood Park Lane
                               Draper Utah 84020                               500,000(D)                8.33%
         Common                W. Reed Jensen(2)
                               4348 Butternut Road
                               Salt Lake City, Utah 84124                    2,500,000(D)               41.67%

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
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

(2) Stacy J. Hansen, Kellee J. Chase, Scott R. Jensen and Brent T. Jensen are the adult children of W. Reed Jensen. Mr. Jensen denies any beneficial ownership in his children's shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         During the fiscal year ended December 31, 1999, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended December 31, 1999, there were no material transactions between the Company and its management or principal shareholders.

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

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Smith & Company, Certified Public Accountants                 F-1

Balance Sheet as of December 31, 1999                                   F-2

Statements of Operations for the fiscal years ended December
31, 1999 and 1998 and from inception                                    F-3

Statements of Stockholders' Equity for the years ended
December 31, 1999 and 1998 and  from inception                          F-4

Statements of Cash Flows for the fiscal years ended
December 31, 1999 and 1998 and from inception                           F-5

Notes to Financial Statements                                           F-6

         (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:   None.

         (a)(3)EXHIBITS. The following exhibits are included as part of this report:

                    SEC
     Exhibit     Reference
     Number       Number          Title of Document             Location
     Item 3                  Articles of Incorporation
                             and Bylaws
      3.01           3       Articles of Amendment to
                             the Articles of Incorporation    Incorporated
                                                              by reference*
      3.02           3       Articles of Incorporation        Incorporated
                                                              by reference*
      3.03           3       Bylaws                           Incorporated
                                                              by reference*

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

                                            Ultronics Corporation

Date: March 28, 2000                        By:
                                               W. Reed Jensen
                                               President and Director
                                               (Principal Executive Officer)

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Ultronics Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period of March 14, 1990 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 1999 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1999 and 1998, and for the period of March 14, 1990 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 26, 2000

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1999



                                                                               1999
                                                                           ------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $     13,648
                                                                           ------------

                      TOTAL CURRENT ASSETS                                       13,648
                                                                           ------------

                                                                           $     13,648

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                  $          0
                                                                           ------------

                      TOTAL CURRENT LIABILITIES                                       0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                                 6,000
         Additional paid-in capital                                              20,000
         Deficit accumulated during the development stage                       (12,352)
                                                                            -----------

                      TOTAL STOCKHOLDERS' EQUITY                                 13,648
                                                                           ------------

                                                                           $     13,648
                                                                           ============

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1999 and 1998



                                                                                                            3/14/90
                                                                                                           (Date of
                                                                                                          inception) to
                                                                          1999              1998            12/31/99
                                                                      --------------    --------------    --------------
Net sales                                                             $            0    $            0    $            0
Cost of sales                                                                      0                 0                 0
                                                                      --------------    --------------    --------------

                      GROSS PROFIT                                                 0                 0                 0

General & administrative
 expenses                                                                      3,995             4,734            12,352
                                                                      --------------    --------------    --------------

                  NET LOSS                                            $       (3,995)   $       (4,734)   $      (12,352)
                                                                      ==============    ==============    ==============


Net income (loss) per weighted average share                          $          .00    $          .00
                                                                      ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                            6,000,000         6,000,000
                                                                      ==============    ==============







See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              Deficit
                                                                                                            Accumulated
                                                          Common Stock                    Additional          During
                                                       Par Value $0.001                    Paid-in          Development
                                                       Shares            Amount           Capital              Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    ---------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/99                                  6,000,000    $        6,000    $          20,000    $      (12,352)
                                                 ==============    ==============    =================    ==============


See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998



                                                                                                             3/14/90
                                                                                                            (Date of
                                                                                                          inception) to
                                                                          1999              1998            12/31/99
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,995)   $       (4,734)   $      (12,352)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                               0            (2,623)                0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                          (3,995)           (7,357)           (12,352)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                 0            26,000
                                                                      --------------    --------------    --------------

                INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                          (3,995)           (7,357)           13,648
         Cash and cash equivalents at beginning of year                       17,643            25,000                 0
                                                                      --------------    --------------    --------------

                CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $      13,648     $       17,643    $       13,648
                                                                      =============     ==============    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


NOTE 1:  SUMMARY OF SIGNIFICANT  ACCOUNTING PRINCIPLES
         Accounting Methods
         ------------------
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         ---------------
         The Company has not yet adopted any policy regarding payment of dividends.

         Income Taxes:
         ------------
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

         At December 31, 1999 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $12,352 which will expire between December 31, 2005 and 2019.

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