Form 10QSB
period 2000-03-31
ULTRONICS CORP
filed 2000-05-10
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38
                    ---------------

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0485313
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)


  4348 Butternut Road, Salt Lake City, Utah             84124
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
                                               -------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of March 31, 2000
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operational history and has yet to engage in business of any kind. Expenses of $536 during the quarter ended March 31, 2000 are related to the costs of regulatory filings to maintain the Company's status as a SEC reporting entity. These costs were borne by another entity prior to December, 1998. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ULTRONICS CORPORATION



Dated: May 10, 2000           By:
       ---------------
                              W. Reed Jensen, President and Director

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                  March 31,                December 31,
                                                                                    2000                       1999
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $               13,112    $               13,648
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                    13,112                    13,648
                                                                           ----------------------    ----------------------

                                                                           $               13,112    $               13,648
                                                                           ======================    ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                    0
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                         0                         0

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (12,888)                  (12,352)
                                                                           ----------------------    ----------------------

                                             TOTAL STOCKHOLDERS' EQUITY                    13,112                    13,648
                                                                           ----------------------    ----------------------

                                                                           $               13,112    $               13,648
                                                                           ======================    ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           3/14/90
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   2000               1999                 3/31/00
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                       536               1,650                   12,888
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $            (536)  $          (1,650) $               (12,888)
                                                            =================   =================  =======================

Net income (loss) per weighted average share                $             .00   $             .00
                                                            =================   =================

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                           6,000,000           6,000,000
                                                            =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                    Common Stock                Additional            During
                                                                  Par Value $0.001                Paid-in           Development
                                                              Shares            Amount            Capital              Stage
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 5/14/90 (Date of inception)                                 0  $             0   $               0  $                0
   Issuance of common stock (restricted) at $.001
     per shareat 3/14/90                                        1,000,000            1,000
   Net loss for period                                                                                                      (1,000)
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000                                  (1,000)
   Net loss for year                                                                                                             0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000                                  (1,000)
   Net loss for year                                                                                                             0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000                                  (1,000)
   Net loss for year                                                                                                             0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000                                  (1,000)
   Net loss for year                                                                                                             0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000                                  (1,000)
   Net loss for year                                                                                                             0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/95                                            1,000,000            1,000                                  (1,000)
   Net income for year                                                                                                           0
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/96                                            1,000,000            1,000                                  (1,000)
   Issuance of common stock at $.005 per share
     at 12/12/97                                                5,000,000            5,000              20,000
   Net income for year                                                                                                      (2,623)
                                                          ---------------  ---------------   -----------------  -------------------
Balances at 12/31/97                                            6,000,000            6,000              20,000              (3,623)
   Net loss for year                                                                                                        (4,734)
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/98                                            6,000,000            6,000              20,000              (8,357)
     Net income for year                                                                                                    (3,995)
                                                          ---------------  ---------------   -----------------  ------------------
Balances at 12/31/99                                            6,000,000            6,000              20,000             (12,352)

   Net income for period                                                                                                      (536)
                                                          ---------------  ---------------   -----------------  ------------------

Balances at 3/31/00                                             6,000,000  $         6,000   $          20,000  $          (12,888)
                                                          ===============  ===============   =================  ==================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                      3/14/90
                                                                                                                     (Date of
                                                                              Three Months Ended March 31,         Inception) to
                                                                                2000               1999               3/31/00
                                                                         -----------------   -----------------  -------------------
OPERATING ACTIVITIES
   Net (loss)                                                            $            (536)  $          (1,650) $          (12,888)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Increase (decrease) in accounts payable                                           0               1,500                   0
                                                                         -----------------   -----------------  ------------------
                                                          NET CASH USED
                                                BY OPERATING ACTIVITIES               (536)               (150)            (12,888)

INVESTING ACTIVITIES                                                                     0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                               NET CASH PROVIDED (USED)
                                                BY INVESTING ACTIVITIES                  0                   0                   0

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                    0                   0              26,000
                                                                         -----------------   -----------------  ------------------

                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES                  0                   0              26,000
                                                                         -----------------   -----------------  ------------------

                                                       DECREASE IN CASH
                                                   AND CASH EQUIVALENTS               (536)               (150)             13,112

Cash and cash equivalents at beginning of year                                      13,648              17,643                   0
                                                                         -----------------   -----------------  ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $          13,112   $          17,493  $           13,112
                                                                         =================   =================  ==================