Form 10QSB
period 2000-09-30
ULTRONICS CORP
filed 2000-11-14
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38
                    ---------------

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                     87-0485313
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)



  4348 Butternut Road, Salt Lake City, Utah        84124
----------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
                                               ------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of September 30, 2000
------------------------------------       -------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           2000
                                                                  ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $               10,952
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS        $               10,952
                                                                  ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $                  437
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding  6,000,000 shares                                    6,000
     Additional paid-in capital                                                   20,000
     Deficit accumulated during the
       development stage                                                         (15,485)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                        10,515
                                                                  ----------------------

                                                                  $               10,952
                                                                  ======================


See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2000                1999                2000               1999               9/30/00
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                     687                 410              3,133               2,748              15,485
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $             (687) $             (410) $          (3,133)  $          (2,748) $          (15,485)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
   (LOSS) PER SHARE
Net income (loss) per weighted
   average share                 $             (.00) $             (.00) $            (.00)  $            (.00)
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
                                 ==================  ==================  =================   =================


See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2000                1999                2000               1999               9/30/00
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $             (687) $             (410) $          (3,133)  $          (2,748) $          (15,485)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                         437                   0                437                   0                 437
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                    NET CASH
           USED BY OPERATING
                  ACTIVITIES                   (250)               (410)            (2,696)             (2,748)            (15,048)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                     IN CASH
                         AND
            CASH EQUIVALENTS                   (250)               (410)            (2,696)             (2,748)             10,952

Cash and cash equivalents
   at beginning of period                    11,202              15,305             13,648              17,643                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $           10,952  $           14,895  $          10,952   $          14,895  $           10,952
                                 ==================  ==================  =================   =================  ==================




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. Expenses of $687 during the quarter ended September 30, 2000 and $3,133 for the nine months ended September 30, 2000 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

         (a)      Exhibits
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ULTRONICS CORPORATION



Dated:   November 14, 2000            /s/  W. Reed Jensen
         --------------------         --------------------------------------
                                      W. Reed Jensen, President and Director