Form 10KSB
period 2000-12-31
ULTRONICS CORP
filed 2001-03-28
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000.

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent close price for the Company's Common Stock at March 26, 2001, of $0.125 per share, the market value of shares held by nonaffiliates would be $125,000.

As of March 26, 2001, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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

                         Quarter Ended             High Bid           Low Bid
                  --------------------------       -----------    --------------
                  Fourth Quarter 1999            $       0.125    $        0.125
                  First Quarter 2000             $       0.625    $        0.125
                  Second Quarter 2000            $       0.125    $        0.125
                  Third Quarter 2000             $       0.156    $        0.125
                  Fourth Quarter 2000            $       0.125    $        0.125

         At March 26, 2001, the bid price for the Company's Common Stock was $0.19 and the ask price was $0.88. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 26, 2001, the Company had approximately 378 shareholders.

ITEM 6.           SELECTED FINANCIAL DATA

                                               ULTRONICS CORPORATION
                                               SUMMARY OF OPERATIONS
                                                  DECEMBER, 2000

                                        2000            1999           1998           1997            1996
                                    -------------  -------------  --------------  -------------  -------------
Total Assets........................        9,493         13,648          17,643         25,000              0
Revenues............................            0              0               0              0              0
Operating Expenses..................        4,155          3,995           4,734          2,623              0
Net Earnings (Loss).................       (4,155)        (3,995)         (4,734)        (2,623)             0
Per Share Data Earnings (Loss)......            0              0               0              0              0

Average Common Shares
     Outstanding....................    6,000,000      6,000,000       6,000,000      1,260,274      1,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had $9,493 in assets and liabilities of $0. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2000, the Company's principal expenses were professional fees of $3,971. Prior to control of the Company changing, the obligations and expenses of the Company were paid by prior management and Capital General Corporation.

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

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 2000, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

         The Company currently has no operations that require computers or dealing with other entities who use computers. Therefore, at the present time, the Company believes the issue will not adversely affect the Company. In the future, the Company intends to address the issue in more detail, if business circumstances require additional attention. The Company has experienced no computer problems through March 27, 2001.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 2000, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             58       President and     1997
                                    Director

         Set forth below is certain biographical information regarding the Company's executive officer and director.

         Mr. Jensen has been an accountant for the past thirty-two years. Mr. Jensen is currently controller of the Metropolitan Water District of Salt Lake City. Mr. Jensen received his bachelor's degree in accounting from the University of Utah in 1967.

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

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal Position Year    Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen    2000    $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO

Krista Nielson
(former President) 2000    $    0   $         0  $           0  $       0  $       0  $       0  $           0

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2000, 1999, and 1998.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         During the fiscal year ended December 31, 2000, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended December 31, 2000, there were no material transactions between the Company and its management or principal shareholders.

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

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Report of Smith & Company, Certified Public Accountants                  F-1

Balance Sheet as of December 31, 2000                                    F-2

Statements of Operations for the fiscal years ended December
31, 2000 and 1998 and from inception                                     F-3

Statements of Stockholders' Equity for the years ended
December 31, 2000 and 1998 and  from inception                           F-4

Statements of Cash Flows for the fiscal years ended
December 31, 2000 and 1998 and from inception                            F-5

Notes to Financial Statements                                            F-6

         (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:   None.

         (a)(3)EXHIBITS. The following exhibits are included as part of this report: None

         (b)      Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            Ultronics Corporation

Date: March 28, 2001                        By:/s/ W. Reed Jensen
                                               ----------------------------
                                               W. Reed Jensen
                                               President and Director
                                               (Principal Executive Officer)

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Ultronics Corporation (a Nevada corporation) (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period of March 14, 1990 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 2000 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2000 and 1999, and for the period of March 14, 1990 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 27, 2001

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2000



                                                                               2000
                                                                           -----------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $     9,493
                                                                           -----------

                      TOTAL CURRENT ASSETS                                       9,493
                                                                           -----------

                                                                           $     9,493
                                                                           ===========

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                  $         0
                                                                           -----------

                      TOTAL CURRENT LIABILITIES

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                                6,000
         Additional paid-in capital                                             20,000
         Deficit accumulated during the development stage                      (16,507)
                                                                           -----------

                      TOTAL STOCKHOLDERS' EQUITY                                 9,493
                                                                           -----------

                                                                           $     9,493
                                                                           ===========

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999



                                                                                           3/14/90
                                                                                          (Date of
                                                                                        inception) to
                                                          2000             1999            12/31/00
                                                    --------------    --------------    --------------
Net sales                                           $            0    $            0    $            0
         Cost of sales                                           0                 0                 0
                                                    --------------    --------------    --------------

                      GROSS PROFIT                               0                 0                 0

General & administrative
 expenses                                                    4,155             3,995            16,507
                                                    --------------    --------------    --------------

                  NET LOSS                          $       (4,155)   $       (3,995)   $      (16,507)
                                                    ==============    ==============    ==============


Net income (loss) per weighted average share        $          .00    $          .00
                                                    ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                          6,000,000         6,000,000
                                                    ==============    ==============







See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                             Deficit
                                                                                                           Accumulated
                                                           Common Stock                 Additional            During
                                                         Par Value $0.001                 Paid-in          Development
                                                      Shares            Amount            Capital              Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    ---------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/99                                  6,000,000             6,000               20,000           (12,352)
         Net loss for year                                                                                        (4,155)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/00                                  6,000,000    $        6,000    $          20,000    $      (16,507)
                                                 ==============    ==============    =================    ==============


See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999



                                                                                                             3/14/90
                                                                                                            (Date of
                                                                                                          inception) to
                                                                          2000              1999             12/31/00
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (4,155)   $       (3,995)   $      (16,507)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                          (4,155)           (3,995)          (16,507)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                 0            26,000
                                                                      --------------    --------------    --------------

                INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                          (4,155)           (3,995)            9,493

         Cash and cash equivalents at beginning of year                       13,648            17,643                 0
                                                                      --------------    --------------    --------------

                CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $        9,493    $       13,648    $        9,493
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

         At December 31, 2000 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $16,507 which will expire between December 31, 2005 and 2020.

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