Form 10QSB
period 2001-09-30
ULTRONICS CORP
filed 2001-10-30
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38
                    ---------------

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                     87-0485313
--------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)



  4348 Butternut Road, Salt Lake City, Utah               84124
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

                  Class                     Outstanding as of September 30, 2001
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           2001
                                                                  ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                6,059
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS        $                6,059
                                                                  ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $                    0
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding  6,000,000 shares                                    6,000
     Additional paid-in capital                                                   20,000
     Deficit accumulated during the
       development stage                                                         (19,941)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                         6,059
                                                                  ----------------------

                                                                  $                6,059
                                                                  ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2001                2000                2001               2000               9/30/01
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                     636                 687              3,434               3,133              19,941
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $             (636) $             (687) $          (3,434)  $          (3,133) $          (19,941)
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2001                2000                2001               2000               9/30/01
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $             (636) $             (687) $          (3,434)  $          (3,133) $          (19,941)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                           0                 437                  0                 437                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                    NET CASH
           USED BY OPERATING
                  ACTIVITIES                   (636)               (250)            (3,434)             (2,696)            (19,941)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                     IN CASH
                         AND
            CASH EQUIVALENTS                   (636)               (250)            (3,434)             (2,696)              6,059

Cash and cash equivalents
   at beginning of period                     6,695              11,202              9,493              13,648                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $            6,059  $           10,952  $           6,059   $          10,952  $            6,059
                                 ==================  ==================  =================   =================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind. Expenses of $636 during the quarter ended September 30, 2001 and $3,434 for the nine months ended September 30, 2001 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

                                 ULTRONICS CORPORATION



Dated:  26 October 2001          /s/ W. Reed Jensen
         ---------------         --------------------------------------------
                                 W. Reed Jensen, President and Director