Form 10KSB
period 2001-12-31
ULTRONICS CORP
filed 2002-03-29
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001.

                                                        OR

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent close price for the Company's Common Stock at March 29, 2002, of $0.21 per share, the market value of shares held by nonaffiliates would be $210,000.

As of March 29, 2002, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UTRO." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

           Quarter Ended             High Bid           Low Bid
    --------------------------       -----------    --------------
    First Quarter 2000             $       0.625    $        0.125
    Second Quarter 2000            $       0.125    $        0.125
    Third Quarter 2000             $       0.156    $        0.125
    Fourth Quarter 2000            $       0.125    $        0.125

    First Quarter 2001             $       0.125    $        0.125
    Second Quarter 2001            $       0.125    $        0.125
    Third Quarter 2001             $       0.125    $        0.125
    Fourth Quarter 2001            $       0.125    $        0.125

     At March 29, 2002, the bid price for the Company's Common Stock was $0.22 and the ask price was $5.00. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 29, 2002, the Company had 375 shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had $5,537 in assets and liabilities of $0. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2001, the Company's principal expenses were professional fees of $3,658.

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

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal year ended December 31, 2001, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

ITEM 7.           FINANCIAL STATEMENTS

     The  financial   statements  of  the  Company  are  set  forth  immediately following.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Ultronics Corporation (a Nevada development stage corporation) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period of March 14, 1990 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 2001 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2001 and 2000, and for the period of March 14, 1990 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 29, 2002

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001



                                                                               2001
                                                                           -----------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $     5,537
                                                                           -----------

                      TOTAL CURRENT ASSETS                                       5,537
                                                                           -----------

                                                                           $     5,537
                                                                           ===========

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                  $         0
                                                                           -----------

                      TOTAL CURRENT LIABILITIES                                      0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                                6,000
         Additional paid-in capital                                             20,000
         Deficit accumulated during the development stage                      (20,463)
                                                                           -----------

                      TOTAL STOCKHOLDERS' EQUITY                                 5,537
                                                                           -----------

                                                                           $     5,537
                                                                           ===========



See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000



                                                                                          3/14/90
                                                                                          (Date of
                                                                                        inception) to
                                                       2001              2000             12/31/01
                                                   --------------    --------------    --------------
Net sales                                          $            0    $            0    $            0
         Cost of sales                                          0                 0                 0
                                                   --------------    --------------    --------------

                      GROSS PROFIT                              0                 0                 0

General & administrative
 expenses                                                   3,956             4,155            20,463
                                                   --------------    --------------    --------------

                         NET LOSS                  $       (3,956)   $       (4,155)   $      (20,463)
                                                   ==============    ==============    ==============


Net income (loss) per weighted average share       $          .00    $          .00
                                                   ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                         6,000,000         6,000,000
                                                   ==============    ==============







See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              Deficit
                                                                                                            Accumulated
                                                          Common Stock                  Additional           During
                                                        Par Value $0.001                 Paid-in            Development
                                                     Shares            Amount             Capital              Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/99                                  6,000,000             6,000               20,000           (12,352)
         Net loss for year                                                                                        (4,155)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/00                                  6,000,000             6,000               20,000           (16,507)
         Net loss for year                                                                                        (3,956)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/01                                  6,000,000    $        6,000    $          20,000    $      (20,463)
                                                 ==============    ==============    =================    ==============


See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000



                                                                                                              3/14/90
                                                                                                              (Date of
                                                                                                           inception) to
                                                                            2001              2000            12/31/01
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,956)   $       (4,155)   $      (20,463)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                               0                 0                 0
                                                                      --------------    --------------    --------------

                    NET CASH USED BY
                OPERATING ACTIVITIES                                          (3,956)           (4,155)          (20,463)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                    NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                 0            26,000
                                                                      --------------    --------------    --------------

         INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                          (3,956)           (4,155)            5,537

         Cash and cash equivalents at beginning of year                        9,493            13,648                 0
                                                                      --------------    --------------    --------------
       CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $        5,537    $        9,493    $        5,537
                                                                      ==============    ==============    ==============





See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Accounting Methods:
     The Company recognizes income and expenses based on the accrual method of accounting.

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

     At December 31, 2001 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $20,463 which will expire between December 31, 2005 and 2020.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 2000, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             59       President and     1997
                                    Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Mr. Jensen has been an accountant for the past thirty-five years. Mr. Jensen is currently controller of the Metropolitan Water District of Salt Lake City. Mr. Jensen received his bachelor's degree in accounting from the University of Utah in 1967.

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

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal Position  Year   Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
------------------  -----  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen      2001  $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO       2000       0             0              0          0          0          0              0
                     1999       0             0              0          0          0          0              0

Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.

         Bonuses and Deferred Compensation:  None.

         Compensation Pursuant to Plans:   None.

         Pension Table:  None.

         Other Compensation:  None.

         Compensation of Directors:  None.

         Termination of Employment and Change of Control Arrangement: None

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 29, 2002, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Stacy J. Hansen(2)
                               1147 West Windfield Court
                               West Jordan, Utah 84088                       1,000,000(D)               16.67%
         Common                Kellee J. Chase(2)
                               6629 Anne Marie Drive
                               Salt Lake City, Utah 84121                      500,000(D)                8.33%
         Common                Scott R. Jensen(2)
                               1094 Sirmingo Way
                               Riverton, Utah 84065                            500,000(D)                8.33%

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Brent T. Jensen(2)
                               316 East Rosewood Park Lane
                               Draper Utah 84020                               500,000(D)                8.33%
         Common                W. Reed Jensen(2)
                               4348 Butternut Road
                               Salt Lake City, Utah 84124                    2,500,000(D)               41.67%

OFFICERS, DIRECTORS AND NOMINEES:
         Common                W. Reed Jensen                 ----------See Above----------
                               All Officers
                               and Directors
                               as a Group (1 person)                         2,500,000                  41.67%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2001, there were no material transactions between the Company and its management or principal shareholders.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM

                  Reports on Form 8-K: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              Ultronics Corporation

Date: March 29, 2002         By: /s/ W. Reed Jensen
                            -----------------------
                            W. Reed Jensen, President and Director
                             (Principal Executive Officer)