Form 10QSB
period 2002-06-30
ULTRONICS CORP
filed 2002-08-12
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2002
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38
                    ---------------

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                         87-0485313
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



4348 Butternut Road, Salt Lake City, Utah              84124
---------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

             Class                           Outstanding as of June 30, 2002
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                  June 30,                 December 31,
                                                                                    2002                       2001
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                2,906    $                5,537
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                     2,906                     5,537
                                                                           ----------------------    ----------------------

                                                                           $                2,906    $                5,537
                                                                           ======================    ======================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                    0
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                         0                         0

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (23,094)                  (20,463)
                                                                           ----------------------    ----------------------

                                             TOTAL STOCKHOLDERS' EQUITY                     2,906                     5,537
                                                                           ----------------------    ----------------------

                                                                           $                2,906    $                5,537
                                                                           ======================    ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2002                2001                2002               2001               6/30/02
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                     555                 625              2,631               2,798              23,094
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $             (555) $             (625) $          (2,631)  $          (2,798) $          (23,094)
                                 ==================  ==================  =================   =================  ==================

Basic & diluted net income
   (loss) per weighted
   average share                 $              .00  $              .00  $             .00   $             .00
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2002                2001                2002               2001               6/30/02
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $             (555) $             (625) $          (2,631)  $          (2,798) $          (23,094)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                      (1,391)             (1,488)                 0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                    NET CASH
           USED BY OPERATING
                  ACTIVITIES                 (1,946)             (2,113)            (2,631)             (2,798)            (23,094)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                     IN CASH
                         AND
            CASH EQUIVALENTS                 (1,946)             (2,113)            (2,631)             (2,798)              2,906

Cash and cash equivalents
   at beginning of period                     4,852               8,808              5,537               9,493                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $            2,906  $            6,695  $           2,906   $           6,695  $            2,906
                                 ==================  ==================  =================   =================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has had no operational history and has yet to engage in business of any kind. Expenses of $555 during the quarter ended June 30, 2002 and $2,631 for the six months ended June 30, 2002 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

                              ULTRONICS CORPORATION



Dated: August 8, 2002        /s/ W. Reed Jensen
                             --------------------------------------------
                             W. Reed Jensen, President and Director