Form 10KSB
period 2002-12-31
ULTRONICS CORP
filed 2003-03-25
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002.

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent close price for the Company's Common Stock at March 20, 2003, of $0.18 per share, the market value of shares held by nonaffiliates would be $180,000.

As of March 20, 2003, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

                         Quarter Ended             High Bid           Low Bid
                  --------------------------       -----------    --------------
                  First Quarter 2001             $       0.125    $        0.125
                  Second Quarter 2001            $       0.125    $        0.125
                  Third Quarter 2001             $       0.125    $        0.125
                  Fourth Quarter 2001            $       0.125    $        0.125

                  First Quarter 2002             $        0.21    $         0.21
                  Second Quarter 2002            $        0.21    $         0.21
                  Third Quarter 2002             $        0.21    $         0.21
                  Fourth Quarter 2002            $        0.21    $         0.18


         At March 7, 2003, the bid price for the Company's Common Stock was $0.06 and the ask price was $0.50. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2002, the Company had 374 shareholders as reported by its stock transfer agent.

ITEM 6:           SELECTED FINANCIAL DATA

         The following summary presents selected financial data for the Company for the last five fiscal years. Given that the Company has been in a development stage since inception, this summary may not be indicative of the future financial condition or results of operation.

                                          2002            2001           2000           1999            1998
                                      -------------  -------------   -------------  -------------  -------------
         Net sales                    $           0  $           0   $           0  $           0  $           0
         Loss from continuing
            operations                        3,997          3,956           4,155          3,995          4,734
         Loss from continuing
            operation per
            common share                        .00            .00             .00            .00            .00
         Total assets                         2,050          5,537           9,493         13,648         18,382
Long-term obligations                             0              0               0              0              0


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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had $2,050 in assets and liabilities of $510. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2002, the Company's principal expenses were professional fees of $3,699.

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

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 2002, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Ultronics Corporation (a Nevada development stage corporation) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period of March 14, 1990 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 2002 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2002 and 2001, and for the period of March 14, 1990 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 25, 2003

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002



                                                                     2002
                                                                 -----------
             ASSETS
CURRENT ASSETS
         Cash in bank                                            $     2,050
                                                                 -----------

                      TOTAL CURRENT ASSETS                             2,050
                                                                 -----------

                                                                 $     2,050
                                                                 ===========

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                        $       510
                                                                 -----------

                      TOTAL CURRENT LIABILITIES                          510

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                      6,000
         Additional paid-in capital                                   20,000
         Deficit accumulated during the development stage            (24,460)
                                                                 -----------

                      TOTAL STOCKHOLDERS' EQUITY                       1,540
                                                                 -----------

                                                                 $     2,050
                                                                 ===========

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001



                                                                                                              3/14/90
                                                                                                            (Date of
                                                                                                           inception) to
                                                                           2002             2001             12/31/02
                                                                      --------------    --------------    --------------
Net sales                                                             $            0    $            0    $            0
Cost of sales                                                                      0                 0                 0
                                                                      --------------    --------------    --------------

                      GROSS PROFIT                                                 0                 0                 0

General & administrative
 expenses                                                                      3,997             3,956            24,460
                                                                      --------------    --------------    --------------

                  NET LOSS                                            $       (3,997)   $       (3,956)   $      (24,460)
                                                                      ==============    ==============    ==============


Net income (loss) per weighted average share                          $          .00    $          .00
                                                                      ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                            6,000,000         6,000,000
                                                                      ==============    ==============







See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Deficit
                                                                                                           Accumulated
                                                         Common Stock                   Additional           During
                                                        Par Value $0.001                  Paid-in          Development
                                                    Shares            Amount              Capital             Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    ---------------
Balances at 12/31/90                                  1,000,000             1,000                    0             (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0             (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/99                                  6,000,000             6,000               20,000           (12,352)
         Net loss for year                                                                                        (4,155)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/00                                  6,000,000             6,000               20,000           (16,507)
         Net loss for year                                                                                        (3,956)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/01                                  6,000,000             6,000               20,000           (20,463)
         Net loss for year                                                                                        (3,997)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/02                                  6,000,000    $        6,000    $          20,000    $      (24,460)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001



                                                                                                             3/14/90
                                                                                                            (Date of
                                                                                                          inception) to
                                                                           2002              2001            12/31/02
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,997)   $       (3,956)   $      (24,460)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                             510                 0               510
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                          (3,487)           (3,956)          (23,950)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                0             26,000
                                                                      --------------    --------------    --------------

                INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                          (3,487)           (3,956)            2,050

         Cash and cash equivalents at beginning of year                        5,537             9,493                 0
                                                                      --------------    --------------    --------------

                CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $        2,050    $        5,537    $        2,050
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Income Taxes
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

         At December 31, 2002 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $24,460 which will expire between December 31, 2005 and 2020.

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

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services are provided, without charge, by a Company officer. Such costs are immaterial to the financial statements, and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 2002, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             60       President and     1997
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

         To the knowledge of management, during the past five years, no present director, or executive officer of the Company:

         (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

         (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

                  (ii)     engaging in any type of business practice; or

                  (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2002, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal PositionYear     Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen      2002  $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO       2001       0             0              0          0          0          0              0
                     2000       0             0              0          0          0          0              0

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002, 2001, and 2000.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of March 10, 2003, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         During the fiscal year ended December 31, 2002, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended December 31, 2002, there were no material transactions between the Company and its management or principal shareholders.

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

                                     PART IV

ITEM 14.          CONTROLS AND PROCEDURES

         On March 24, 2003, management made an evaluation of the Company's disclosure controls and procedures. In management's opinion, the disclose controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM 15.          EXHIBITS AND REPORTS ON FORM

                  Reports on Form 8-K:  None

                  Exhibit 99.1:  CEO Certification
                  Exhibit 99.2:  CFO Certification

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              Ultronics Corporation

Date: March 25, 2003           By: /s/ W. Reed Jensen
                                  ----------------------------------------
                                  W. Reed Jensen, President and Director
                                  (Principal Executive Officer)

Exhibit 99.1 CEO CERTIFICATION

 I, W. Reed Jensen, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Ultronics
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO and Director
Dated:  March 25, 2003
       -------------------------------------

Exhibit 99.2 CFO CERTIFICATION

 I, W. Reed Jensen, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Ultronics
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. Reed Jensen
W. Reed Jensen, CFO and Director
 Dated:  March 25, 2003