Form 10QSB
period 2003-03-31
ULTRONICS CORP
filed 2003-05-15
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                               ------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                       87-0485313
-------------------------------       ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


  4348 Butternut Road, Salt Lake City, Utah            84124
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

             Class                          Outstanding as of March 31, 2003
------------------------------------        ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                  March 31,                December 31,
                                                                                    2003                       2002
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                9,849    $                2,050
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                     9,849                     2,050
                                                                           ----------------------    ----------------------

                                                                           $                9,849    $                2,050
                                                                           ======================    ======================

LIABILITIES & EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                  340    $                  510
     Loan from shareholder                                                                 10,000                         0
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                    10,340                       510

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (26,491)                  (24,460)
                                                                           ----------------------    ----------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (491)                    1,540
                                                                           ----------------------    ----------------------

                                                                           $                9,849    $                2,050
                                                                           ======================    ======================


                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           3/14/90
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   2003               2002                 3/31/03
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                     2,031               2,076                   26,491
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $          (2,031)  $          (2,076) $               (26,491)
                                                            =================   =================  =======================

Basic and diluted net income (loss) per
   weighted average share                                   $             .00   $             .00
                                                            =================   =================

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                           6,000,000           6,000,000
                                                            =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                      3/14/90
                                                                                                                     (Date of
                                                                              Three Months Ended March 31,         Inception) to
                                                                                2002               2001               3/31/02
                                                                         -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                            $          (2,031)  $          (2,076) $          (26,491)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Increase (decrease) in accounts payable                                        (170)              1,391                 340
                                                                         ------------------  -----------------  ------------------
                                                          NET CASH USED
                                                BY OPERATING ACTIVITIES             (2,201)               (685)            (26,151)

INVESTING ACTIVITIES                                                                     0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                               NET CASH PROVIDED (USED)
                                                BY INVESTING ACTIVITIES                  0                   0                   0

FINANCING ACTIVITIES
   Loan proceeds from shareholder                                                   10,000                   0              10,000
   Proceeds from sale of common stock                                                    0                   0              26,000
                                                                         -----------------   -----------------  ------------------

                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES             10,000                   0              36,000
                                                                         -----------------   -----------------  ------------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS              7,799                (685)              9,849

Cash and cash equivalents at beginning of year                                       2,050               5,537                   0
                                                                         -----------------   -----------------  ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $           9,849   $           4,852  $            9,849
                                                                         =================   =================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operational history and has yet to engage in business of any kind. Expenses of $2,031 during the quarter ended March 31, 2003 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1998. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

Item 3.       Controls and Procedures

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

                           ULTRONICS CORPORATION



Dated: May 15, 2003        By:  /s/ W. Reed Jensen
       -------------       --------------------------------------------
                           W. Reed Jensen, President and Director

Exhibit 99.1 CEO Certification

I, W.  Reed Jensen certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ultronics Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (see "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and registrant's board of directors

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003
      --------------------------------------

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO and Director

Exhibit 99.2 CFO Certification I, W. Reed Jensen certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ultronics Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (see "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and registrant's board of directors

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003
      --------------------------------------

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO and Director