Form 10QSB
period 2003-06-30
ULTRONICS CORP
filed 2003-08-05
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2003
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                87-0485313
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  4348 Butternut Road, Salt Lake City, Utah             84124
---------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of June 30, 2003
-------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                  June 30,                 December 31,
                                                                                    2003                       2002
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                8,207    $                2,050
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                     8,207                     2,050
                                                                           ----------------------    ----------------------

                                                                           $                8,207    $                2,050
                                                                           ======================    ======================

LIABILITIES & EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                  510
     Loans from shareholder                                                                10,000                         0
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                    10,000                       510

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (27,793)                  (24,460)
                                                                           ----------------------    ----------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (1,793)                    1,540
                                                                           ----------------------    ----------------------

                                                                           $                8,207    $                2,050
                                                                           ======================    ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2003                2002                2003               2002               6/30/03
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                   1,302                 555              3,333               2,631              27,793
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $           (1,302) $             (555) $          (3,333)  $          (2,631) $          (27,793)
                                 ==================  ==================  =================   =================  ==================

Basic & diluted net income
   (loss) per weighted
   average share                 $              .00  $              .00  $             .00   $             .00
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2003                2002                2003               2002               6/30/03
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $           (1,302) $             (555) $          (3,333)  $          (2,631) $          (27,793)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                        (340)             (1,391)              (510)                  0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
               NET CASH USED
                BY OPERATING
                  ACTIVITIES                 (1,642)             (1,946)            (3,843)             (2,631)            (27,793)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Loan proceeds from
     shareholders                                 0                   0             10,000                   0              10,000
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0             10,000                   0              36,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                 IN CASH AND
            CASH EQUIVALENTS                 (1,642)             (1,946)             6,157              (2,631)              8,207

Cash and cash equivalents
   at beginning of period                     9,849               4,852              2,050               5,537                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $            8,207  $            2,906  $           8,207   $           2,906  $            8,207
                                 ==================  ==================  =================   =================  ==================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. Expenses of $1,302 during the quarter ended June 30, 2003 and $3,333 for the six months ended June 30, 2003 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

         The Company has limited liquidity and available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, management feels that it has sufficient cash on hand to meet its expenses in the coming year, assuming the Company continues to operate in a similar manner to how it has operated over the last several years.

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

Item 3.  Controls and Procedures

         As of the end of the period covered by the report, management made an evaluation of the Company's disclosure controls and procedures. In management's opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 31
                  Exhibit 32

         (b)      Reports on Form 8-K None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ULTRONICS CORPORATION



Dated: August 5, 2003         /s/ W. Reed Jensen
                              --------------------------------------------
                              W. Reed Jensen, President and Director

                                 Certifications

I, W.  Reed Jensen certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ultronics Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 5, 2003
      --------------------------------------

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report of Form 10QSB of Ultronics Corporation for the quarterly period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report of Form 10QSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


                                       By:

Date: August 5, 2003                  /s/ W. Reed Jensen
     ----------------------           ------------------------------------------
                                      W. Reed Jensen
                                      Chief Financial Officer