Form 10QSB
period 2003-09-30
ULTRONICS CORP
filed 2003-10-29
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                             ULTRONICS, CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                         87-0485313
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)



  4348 Butternut Road, Salt Lake City, Utah           84124
----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

             Class                          Outstanding as of September 30, 2003
-------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                September 30,              December 31,
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
                                                                           ======================    ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2003                2002                2003               2002               9/30/03
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                       0                 843              3,333               3,474              27,793
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $                0  $             (843) $          (3,333)  $          (3,474) $          (27,793)
                                 ==================  ==================  =================   =================  ==================

Basic & diluted net income
   (loss) per weighted
   average share                 $              .00  $             (.00) $            (.00)  $            (.00)
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                inception) to
                                        2003                2002                2003               2002               6/30/03
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $                0  $             (843) $          (3,333)  $          (3,474) $          (27,793)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Accounts payable                           0                   0               (510)                  0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
               NET CASH USED
                BY OPERATING
                  ACTIVITIES                      0                (843)            (3,843)             (3,474)            (27,793)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Loan proceeds from
     shareholders                                 0                   0             10,000                   0              10,000
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0             10,000                   0              36,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                 IN CASH AND
            CASH EQUIVALENTS                      0                (843)             6,157              (3,474)              8,207

Cash and cash equivalents
   at beginning of period                     8,207               2,906              2,050               5,537                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $            8,207  $            2,063  $           8,207   $           2,063  $            8,207
                                 ==================  ==================  =================   =================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. Expenses of $0 during the quarter ended September 30, 2003 and $3,333 for the nine months ended September 30, 2003 are related to the costs of regulatory filings to maintain the Company's status as an SEC reporting entity. These costs were borne by another entity prior to December, 1997. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

                              ULTRONICS CORPORATION



Dated: October 29, 2003        /s/ W. Reed Jensen
                               --------------------------------------------
                               W. Reed Jensen, President and Director

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


Date: October 29, 2003
      --------------------------------------

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Ultronics Corporation for the quarterly period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


                                       By:

Date:  October 29, 2003                /s/ W. Reed Jensen
     ----------------------             -----------------------------
                                        W. Reed Jensen
                                        Chief Financial Officer