Form 10KSB
period 2003-12-31
ULTRONICS CORP
filed 2004-03-30
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003.

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent close price for the Company's Common Stock at March 25, 2004, of $0.08 per share, the market value of shares held by nonaffiliates would be $80,000.

As of March 25, 2004, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

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

                         Quarter Ended             High Bid           Low Bid

                  First Quarter 2002             $        0.21    $         0.21
                  Second Quarter 2002            $        0.21    $         0.21
                  Third Quarter 2002             $        0.21    $         0.21
                  Fourth Quarter 2002            $        0.21    $         0.18

                  First Quarter 2003             $        0.18    $         0.18
                  Second Quarter 2003            $        0.18    $         0.07
                  Third Quarter 2003             $        0.08    $         0.07
                  Fourth Quarter 2003            $        0.08    $         0.08


         At July 14, 2003, the bid price for the Company's Common Stock was $0.07 and the ask price was $0.08. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2003, the Company had 374 shareholders as reported by its stock transfer agent.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had $7,740 in assets and liabilities of $10,000. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2003, the Company's principal expenses were professional fees of $3,800.

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

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 2003, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements of the Company are set forth immediately following.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Ultronics Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Ultronics Corporation (a Nevada development stage corporation) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period of March 14, 1990 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) as of December 31, 2003 and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2003 and 2002, and for the period of March 14, 1990 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 29, 2004

          4764 South 900 East, Suite 1o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003



                                                                               2003
                                                                           -----------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $     7,740
                                                                           -----------

                      TOTAL CURRENT ASSETS                                       7,740
                                                                           -----------

                                                                           $     7,740
                                                                           ===========

             LIABILITIES & DEFICIT
CURRENT LIABILITIES
         Accounts payable                                                  $         0
         Notes payable - related party                                          10,000
                                                                           -----------

                      TOTAL CURRENT LIABILITIES                                 10,000

STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                                6,000
         Additional paid-in capital                                             20,000
         Deficit accumulated during the development stage                      (28,260)
                                                                           -----------

                      TOTAL STOCKHOLDERS' DEFICIT                                (2,260)
                                                                           ------------

                                                                           $     7,740
                                                                           ===========

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002



                                                                                                           3/14/90
                                                                                                            (Date of
                                                                                                         inception) to
                                                                    2003              2002                12/31/03
                                                                  -----------       -----------       ------------------
Net sales                                                         $         0       $         0       $                0
Cost of sales                                                               0                 0                        0
                                                                  -----------       -----------       ------------------

                      GROSS PROFIT                                          0                 0                        0

General & administrative
 expenses                                                               3,800             3,997                   28,260
                                                                  -----------       -----------       ------------------

                  NET LOSS                                        $    (3,800)      $    (3,997)      $          (28,260)
                                                                  ===========       ===========       ==================


Net income (loss) per weighted average share                      $       .00       $       .00
                                                                  ===========       ===========


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                     6,000,000         6,000,000
                                                                  ===========       ===========







See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                         Common Stock                    Additional            During
                                                       Par Value $0.001                    Paid-in           Development
                                                    Shares            Amount               Capital             Stage
                                                 --------------    --------------    -----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 3/14/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0             (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock
             at $.005 per share at
             12/12/97                                 5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/99                                  6,000,000             6,000               20,000           (12,352)
         Net loss for year                                                                                        (4,155)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/00                                  6,000,000             6,000               20,000           (16,507)
         Net loss for year                                                                                        (3,956)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/01                                  6,000,000             6,000               20,000           (20,463)
         Net loss for year                                                                                        (3,997)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/02                                  6,000,000             6,000               20,000           (24,460)
         Net loss for year                                                                                        (3,800)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/03                                  6,000,000    $        6,000    $          20,000    $      (28,260)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                                                           inception) to
                                                                          2003              2002              12/31/03
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,800)   $       (3,997)   $      (28,260)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                            (510)              510                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                          (4,310)           (3,487)           (28,260)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Loan proceeds from related party                                     10,000                 0            10,000
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                          10,000                 0            36,000
                                                                      --------------    --------------    --------------

                INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                           5,690            (3,487)            7,740

         Cash and cash equivalents at beginning of year                        2,050             5,537                 0
                                                                      --------------    --------------    --------------

                CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $        7,740    $        2,050    $        7,740
                                                                      ==============    ==============    ==============




See Notes to Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Estimates
         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

         At December 31, 2003 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $28,260 which will expire between December 31, 2005 and 2021.

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

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2003


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

         On January 23, 2003, Reed Jensen, the Company President, loaned the Company $10,000. The note is due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 2003, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             61       President and     1997
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

         To the knowledge of management, during the past six years, no present director, or executive officer of the Company:

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

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2003, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal PositionYear     Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen      2003  $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO       2002       0             0              0          0          0          0              0
                     2001       0             0              0          0          0          0              0

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2003, 2002, and 2001.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of March 29, 2004, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Stacy J. Hansen(2)
                               1147 West Windfield Court
                               West Jordan, Utah 84088                       1,000,000(D)               16.67%


                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Kellee J. Chase(2)
                               6629 Anne Marie Drive
                               Salt Lake City, Utah 84121                      500,000(D)                8.33%
         Common                Scott R. Jensen(2)
                               1094 Sirmingo Way
                               Riverton, Utah 84065                            500,000(D)                8.33%
         Common                Brent T. Jensen(2)
                               316 East Rosewood Park Lane
                               Draper Utah 84020                               500,000(D)                8.33%
         Common                W. Reed Jensen(2)
                               4348 Butternut Road
                               Salt Lake City, Utah 84124                    2,500,000(D)               41.67%

OFFICERS, DIRECTORS AND NOMINEES:
         Common                W. Reed Jensen                 ----------See Above----------
                               All Officers
                               and Directors
                               as a Group (1 person)                           2,500,000                41.67%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         During the fiscal year ended December 31, 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended December 31, 2003, W. Reed Jensen, sole officer and director, loaned the company $10,000. The note is payable on demand.

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


ITEM 13.          EXHIBITS AND REPORTS ON FORM

                  Reports on Form 8-K:  None

                  Exhibit 31:  CEO Certification
                  Exhibit 32:  CFO Certification

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Ultronics Corporation

Date: March 29, 2004              By: /s/ W. Reed Jensen
                                     -----------------------------------------
                                  W. Reed Jensen, President and Director
                                  (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                   Ultronics Corporation

Date: March 29, 2004               By: /s/ W. Reed Jensen
                                      ----------------------------------------
                                   W. Reed Jensen, President and Director
                                   (Principal Executive Officer)

Exhibit 31

                                 Certifications

I, W. Reed Jensen, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ultronics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this annual report is being prepared;

         b. Designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 29, 2004
      --------------------------------------

  /s/ W. Reed Jensen
W. Reed Jensen, President, CEO, CEO, and Director

Exhibit 32

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10KSB of Ultronics Corporation for the year ending December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10KSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


                                    By:

Date:  March 29, 2004                /s/ W. Reed Jensen
     ----------------------         ---------------------------------------
                                    W. Reed Jensen
                                    Chief Financial Officer