Form 10QSB
period 2004-03-31
ULTRONICS CORP
filed 2004-05-11
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004
                               ------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                              ULTRONICS CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                87-0485313
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  4348 Butternut Road, Salt Lake City, Utah                            84124
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
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

             Class                           Outstanding as of March 31, 2004
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                  March 31,                December 31,
                                                                                    2004                       2003
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                6,665    $                7,740
     Prepaid expenses                                                                       1,000                         0
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                     7,665                     7,740
                                                                           ----------------------    ----------------------

                                                                           $                7,665    $                7,740
                                                                           ======================    ======================

LIABILITIES & EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                    0
     Loan from shareholder                                                                 10,000                    10,000
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                    10,000                    10,000

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (28,335)                  (28,260)
                                                                           ----------------------    ----------------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (2,335)                   (2,260)
                                                                           ----------------------    ----------------------

                                                                           $                7,665    $                7,740
                                                                           ======================    ======================


                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           3/14/90
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   2004               2003                 3/31/04
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                        75               2,031                   28,335
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $             (75)  $          (2,031) $               (28,335)
                                                            =================   =================  =======================

Basic and diluted net income (loss) per
   weighted average share                                   $             .00   $             .00
                                                            =================   =================

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                           6,000,000           6,000,000
                                                            =================   =================


                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                      3/14/90
                                                                                                                     (Date of
                                                                              Three Months Ended March 31,         Inception) to
                                                                                2004               2003               3/31/04
                                                                         -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                            $             (75)  $          (2,031) $          (28,335)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Increase in prepaid expenses                                                 (1,000)                  0              (1,000)
       Decrease in accounts payable                                                      0                (170)                  0
                                                                         -----------------   -----------------  ------------------
                                                          NET CASH USED
                                                BY OPERATING ACTIVITIES             (1,075)             (2,201)            (29,335)

INVESTING ACTIVITIES                                                                     0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                               NET CASH PROVIDED (USED)
                                                BY INVESTING ACTIVITIES                  0                   0                   0

FINANCING ACTIVITIES
   Loan proceeds from shareholder                                                        0              10,000              10,000
   Proceeds from sale of common stock                                                    0                   0              26,000
                                                                         -----------------   -----------------  ------------------

                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES                  0              10,000              36,000
                                                                         -----------------   -----------------  ------------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS             (1,075)              7,799               6,665

Cash and cash equivalents at beginning of year                                       7,740               2,050                   0
                                                                         -----------------   -----------------  ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD  $           6,665   $           9,849  $            6,665
                                                                         =================   =================  ==================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operational history and has yet to engage in business of any kind. Expenses of $75 during the quarter ended March 31, 2004 are related to general expenses. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our CEO and CFO, Mr. W. Reed Jensen. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

         (a)      Exhibits
                  Exhibit 14 Code of Ethics
                  Exhibit 31.1 CEO Certification
                  Exhibit 32.1 CFO Certification


         (b)      Reports on Form 8-K None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ULTRONICS CORPORATION



Dated:  May 7, 2004           /s/ W. Reed Jensen
         ----------           -----------------------------------
                              W. Reed Jensen, President and Director

                                                                      Exhibit 14


                 Code of Ethics for Senior Financial Officers

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Ultronics Corporation ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

                                  Applicability

As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

                            Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:

1. Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

2. Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict,

3. Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

4. Comply and take all reasonable actions to cause others to comply with applicable governmental laws, rules, regulations and

5. Promptly report violations to the appropriate committee of the Board of Directors.

6. Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Corporation's Directors, officers and employees generally.

                                     Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

                          Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:
W. Reed Jensen, CEO and CFO

Date: December 31, 2003

                                                                    Exhibit 31.1

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  May 7, 2004

/s/ W. Reed Jensen
W. Reed Jensen, President,
CEO, CFO, and Director

                                                                    Exhibit 32.1

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Ultronics Corporation for the quarterly period ending March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


                                       By:

Date:  May 7, 2004                     /s/ W. Reed Jensen
                                       W. Reed Jensen
                                       Chief Financial Officer