Form 10QSB
period 2004-06-30
ULTRONICS CORP
filed 2004-07-15
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                              ULTRONICS CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                         87-0485313
--------------------------------------------          ----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                       Identification Number)


  4348 Butternut Road, Salt Lake City, Utah              84124
-----------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code     (801)  272-2432
                                               ---------------------------------

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

             Class                           Outstanding as of June 30, 2004
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 6,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  June 30,                 December 31,
                                                                                    2004                       2003
                                                                                 (Unaudited)                 (Audited)
                                                                           ----------------------    ----------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                          $                5,544    $                7,740
     Prepaid expenses                                                                           0                         0
                                                                           ----------------------    ----------------------
                                                   TOTAL CURRENT ASSETS                     5,544                     7,740
                                                                           ----------------------    ----------------------

                                                                           $                5,544    $                7,740
                                                                           ======================    ======================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $                    0    $                    0
     Loan from shareholder                                                                 10,000                    10,000
                                                                           ----------------------    ----------------------

                                              TOTAL CURRENT LIABILITIES                    10,000                    10,000

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 6,000,000 shares                                              6,000                     6,000
     Additional paid-in capital                                                            20,000                    20,000
     Deficit accumulated during the development stage                                     (30,456)                  (28,260)
                                                                           ----------------------    ----------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                    (4,456)                   (2,260)
                                                                           ----------------------    ----------------------

                                                                           $                5,544    $                7,740
                                                                           ======================    ======================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2004                2003                2004               2003               6/30/04
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General and administrative
   expenses                                   2,121               1,302              2,196               3,333              30,456
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $           (2,121) $           (1,302) $          (2,196)  $          (3,333) $          (30,456)
                                 ==================  ==================  =================   =================  ==================

Basic & diluted net income
   (loss) per weighted
   average share                 $              .00  $              .00  $             .00   $             .00
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
                                 ==================  ==================  =================   =================

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/14/90
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2004                2003                2004               2003               6/30/04
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                    $           (2,121) $           (1,302) $          (2,196)  $          (3,333) $          (30,456)
   Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
       Prepaid expenses                       1,000                   0                  0                   0                   0
       Accounts payable                           0                (340)                 0                (510)                  0
                                 ------------------  ------------------  -----------------   -----------------  ------------------
               NET CASH USED
                BY OPERATING
                  ACTIVITIES                 (1,121)             (1,642)            (2,196)             (3,843)            (30,456)

INVESTING
   ACTIVITIES                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
          PROVIDED (USED) BY
         INVESTING ACTIVITIES                     0                   0                  0                   0                   0

FINANCING ACTIVITIES
   Loan proceeds from
     shareholders                                 0                   0                  0              10,000              10,000
   Proceeds from sale of
     common stock                                 0                   0                  0                   0              26,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET CASH
                 PROVIDED BY
         FINANCING ACTIVITIES                     0                   0                  0              10,000              36,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

         INCREASE (DECREASE)
                 IN CASH AND
            CASH EQUIVALENTS                 (1,121)             (1,642)            (2,196)              6,157               5,544

Cash and cash equivalents
   at beginning of period                     6,665               9,849              7,740               2,050                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               CASH AND CASH
                 EQUIVALENTS
            AT END OF PERIOD     $            5,544  $            8,207  $           5,544   $           8,207  $            5,544
                                 ==================  ==================  =================   =================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operational history and has yet to engage in business of any kind. Expenses of $2,121 during the quarter ended June 30, 2004, and $2,196 for the six months ended June 30, 2004 are related to general expenses. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our CEO and CFO, Mr. W. Reed Jensen. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

         (a)      Exhibits
                  Exhibit 31.1 CEO Certification
                  Exhibit 32.1 CFO Certification

         (b)      Reports on Form 8-K None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ULTRONICS CORPORATION


Dated:   July 15, 2004         /s/ W. Reed Jensen
         -------------         ---------------------------------------
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


Date:    July 15, 2004

                              /s/ W. Reed Jensen
                           W. Reed Jensen, President,
                             CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Ultronics Corporation for the quarterly period ending June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


Date:    July 15, 2004             By:      /s/ W. Reed Jensen
     -------------------               ------------------------
                                   W. Reed Jensen, Chief Financial Officer