Form 10KSB
period 2004-12-31
ULTRONICS CORP
filed 2005-02-11
CIK 894556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004.

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

Registrant's telephone number, including area code: (801) 272-2432 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the most recent close price for the Company's Common Stock at February 8, 2005, of $1.50 per share, the market value of shares held by nonaffiliates would be $1,500,000.

As of February 8, 2005, the Registrant had 6,000,000 shares of common stock issued and outstanding at $.001 par value.

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

         On December 21, 2004, the Company formed a subsidiary, Ultronics Acquisition Corporation ("UAC"), for the purpose of facilitating an agreement and plan of merger. UAC was incorporated in the State of Nevada.

         On December 23, 2004, the Company, Ultronics Acquisition Corporation ("UAC"), a wholly owned subsidiary of the Company, and General Environmental Management, Inc. ("GEM") entered into an Agreement and Plan of Merger whereby UAC may be merged into GEM ("Merger") with GEM to be the surviving corporation. The separate existence of UAC would cease if the Merger becomes effective. Consummation of the Merger is subject to various conditions including approval of the GEM stockholders. Notwithstanding the foregoing, UAC may waive such conditions to closing as it deems appropriate. There can be no assurance that such contingencies will be satisfied, that the Merger Agreement will be closed, that the combined business operations will prove successful or that the transaction will prove to be favorable for the stockholders of the Company.

         Upon closing of the Merger Agreement, each share of GEM capital stock that is issued and outstanding immediately prior to the closing will be converted into one share of the Company's common stock and all previously outstanding shares of GEM capital stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist. All other securities convertible into or exercisable for shares of GEM capital stock, including but not limited to stock options and warrants issued by GEM prior to the effective date of the Merger, shall become, without further action, convertible into or exercisable for the same number of shares of Company common stock. GEM currently has 16,256,560 shares of common stock outstanding and options and warrants exercisable for an additional 8,811,347 shares of common stock. It is expected that, assuming exercise of all GEM options and warrants, the Company would be issuing approximately 25,067,907 shares its common stock on a fully diluted basis in connection with the Merger.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

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

               Quarter Ended             High Bid           Low Bid
        --------------------------       -----------    --------------
        First Quarter 2003             $        0.18    $         0.18
        Second Quarter 2003            $        0.18    $         0.07
        Third Quarter 2003             $        0.08    $         0.07
        Fourth Quarter 2003            $        0.08    $         0.08

        First Quarter 2004             $        0.08    $         0.08
        Second Quarter 2004            $        0.08    $         0.08
        Third Quarter 2004             $        0.51    $         0.08
        Fourth Quarter 2004            $        0.51    $         0.51

         All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2004, the Company had 373 shareholders as reported by its stock transfer agent.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Company had $4,700 in assets and liabilities of $10,370. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2004, the Company's principal expenses were professional fees of $3,410.

         Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

         The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to the officer or director of the Company for his time and effort. The Company does intend to reimburse its officer and director for out of pocket costs.

RESULTS OF OPERATIONS

         The Company has not had any operations during the fiscal year ended December 31, 2004, and has not had any operations since its incorporation. The Company's only activities to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements of the Company are set forth immediately following.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Ultronics Corporation (A Development Stage Company) and Subsidiary

We have audited the accompanying consolidated balance sheet of Ultronics Corporation (a Nevada development stage corporation) and subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period of March 14, 1990 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultronics Corporation (a development stage company) and subsidiary as of December 31, 2004 and the results of its consolidated operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2004 and 2003, and for the period of March 14, 1990 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 9, 2005

          4764 South 900 East, Suite 1o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004



                                                                               2004
                                                                           -----------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                      $     4,700
                                                                           -----------

                      TOTAL CURRENT ASSETS                                       4,700
                                                                           -----------

                                                                           $     4,700
                                                                           ===========

             LIABILITIES & DEFICIT
CURRENT LIABILITIES
         Accounts payable                                                  $       370
         Notes payable - related party                                          10,000
                                                                           -----------

                      TOTAL CURRENT LIABILITIES                                 10,370

STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 6,000,000 shares                                6,000
         Additional paid-in capital                                             20,000
         Deficit accumulated during the development stage                      (31,670)
                                                                           -----------

                      TOTAL STOCKHOLDERS' DEFICIT                               (5,670)
                                                                           -----------

                                                                           $     4,700
                                                                           ===========

See Notes to Consolidated Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                                                           inception) to
                                                                           2004              2003            12/31/04
                                                                      --------------    --------------    --------------
Net sales                                                             $            0    $            0    $            0
Cost of sales                                                                      0                 0                 0
                                                                      --------------    --------------    --------------

                      GROSS PROFIT                                                 0                 0                 0

General & administrative
 expenses                                                                      3,410             3,800            31,670
                                                                      --------------    --------------    --------------

                  NET LOSS                                            $       (3,410)   $       (3,800)   $      (31,670)
                                                                      ==============    ==============    ==============


Net income (loss) per weighted average share                          $          .00    $          .00
                                                                      ==============    ==============


Weighted average number of common shares
         used to compute net income (loss) per
         weighted average share                                            6,000,000         6,000,000
                                                                      ==============    ==============




See Notes to Consolidated Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                               Deficit
                                                                                                            Accumulated
                                                          Common Stock                   Additional            During
                                                        Par Value $0.001                  Paid-in           Development
                                                     Shares            Amount             Capital              Stage
                                                 --------------    --------------     ----------------    ---------------
Balances at 3/14/90
         (Date of inception)                                  0    $            0     $              0    $            0
         Issuance of common stock
           (restricted) at $.001 per
           share at 3/14/90                           1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------     ----------------    ---------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                    0            (1,000)
         Issuance of common stock at
           $.005 per share at 12/12/97                5,000,000             5,000               20,000
         Net loss for year                                                                                        (2,623)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/97                                  6,000,000             6,000               20,000            (3,623)
         Net loss for year                                                                                        (4,734)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/98                                  6,000,000             6,000               20,000            (8,357)
         Net loss for year                                                                                        (3,995)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/99                                  6,000,000             6,000               20,000           (12,352)
         Net loss for year                                                                                        (4,155)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/00                                  6,000,000             6,000               20,000           (16,507)
         Net loss for year                                                                                        (3,956)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/01                                  6,000,000             6,000               20,000           (20,463)
         Net loss for year                                                                                        (3,997)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/02                                  6,000,000             6,000               20,000           (24,460)
         Net loss for year                                                                                        (3,800)
                                                 --------------    --------------     ----------------    --------------
Balances at 12/31/03                                  6,000,000             6,000               20,000           (28,260)
         Net loss for year                                                                                        (3,410)
                                                 --------------    --------------     ----------------    --------------

Balances at 12/31/04                                  6,000,000    $        6,000     $         20,000    $      (31,670)
                                                 ==============    ==============     ================    ==============

See Notes to Consolidated Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003



                                                                                                            3/14/90
                                                                                                            (Date of
                                                                                                          inception) to
                                                                           2004              2003            12/31/04
                                                                      --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                                            $       (3,410)   $       (3,800)   $      (31,670)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Increase (Decrease) in accounts payable                             370              (510)              370
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                          (3,040)           (4,310)          (31,300)

INVESTING ACTIVITIES                                                               0                 0                 0
                                                                      --------------    --------------    --------------

                NET CASH USED BY
                INVESTING ACTIVITIES                                               0                 0                 0

FINANCING ACTIVITIES
         Loan proceeds from related party                                          0            10,000            10,000
         Proceeds from sale of common stock                                        0                 0            26,000
                                                                      --------------    --------------    --------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0            10,000            36,000
                                                                      --------------    --------------    --------------

                INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                          (3,040)            5,690             4,700

         Cash and cash equivalents at beginning of year                        7,740             2,050                 0
                                                                      --------------    --------------    --------------

                CASH & CASH EQUIVALENTS
                AT END OF YEAR                                        $        4,700    $        7,740    $        4,700
                                                                      ==============    ==============    ==============


See Notes to Consolidated Financial Statements.

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Cash and Cash Equivalents
         For purposes of the statements of cash flows, the Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents.

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

         At December 31, 2004 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryovers of $31,670 which will expire between December 31, 2005 and 2022.

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

                              ULTRONICS CORPORATION
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2004


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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 2004, the name, age, and position of the Company's sole officer and director.

         Name              Age      Position          Director or Officer Since
W. Reed Jensen             62       President and     1997
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

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2004, the end of the Company's last completed fiscal year):

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal PositionYear     Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
W.  Reed Jensen      2004  $    0   $         0  $           0  $       0  $       0  $       0  $           0
President, CEO       2003       0             0              0          0          0          0              0
                     2002       0             0              0          0          0          0              0

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2004, 2003, and 2002.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of February 9, 2005, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,000,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner            Beneficial Ownership(1)          of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Common                Stacy J. Hansen(2)
                               1147 West Windfield Court
                               West Jordan, Utah 84088                       1,000,000(D)               16.67%
         Common                Kellee J. Chase(2)
                               6629 Anne Marie Drive
                               Salt Lake City, Utah 84121                      500,000(D)                8.33%
         Common                Scott R. Jensen(2)
                               1094 Sirmingo Way
                               Riverton, Utah 84065                            500,000(D)                8.33%
         Common                Brent T. Jensen(2)
                               316 East Rosewood Park Lane
                               Draper, Utah 84020                              500,000(D)                8.33%
         Common                W. Reed Jensen(2)
                               4348 Butternut Road
                               Salt Lake City, Utah 84124                    2,500,000(D)               41.67%

OFFICERS, DIRECTORS AND NOMINEES:
         Common                W. Reed Jensen                 ----------See Above----------
                               All Officers
                               and Directors
                               as a Group (1 person)                           2,500,000                41.67%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         During the fiscal year ended December 31, 2004, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

                                     PART IV

ITEM 13.          EXHIBITS

                  Exhibit 14:  Code of Ethics for Senior Financial Officers
                  Exhibit 31:  CEO Certification
                  Exhibit 32:  CFO Certification

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table presents fees for professional audit services rendered by Smith & Company for the audit of our annual financial statements for 2003 and 2004 and fees billed for other services rendered by Smith & Company.

                  For the Years Ended
                      December 31              2004             2003
         -----------------------------    -------------     -------------
         Audit fees                       $       2,170     $       2,683
         Audit related fees                           0                 0
         Tax fees                                     0               150
         All other fees                                                 0
                                          -------------     -------------

         Total Fees                       $       2,170     $       2,833
                                          =============     =============

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ultronics Corporation

Date:February 10, 2005               By: /s/ W. Reed Jensen
                                        ------------------------------------
                                     W. Reed Jensen, President and Director
                                     (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                      Ultronics Corporation

Date: February 10, 2005               By: /s/ W. Reed Jensen
                                         -------------------------------------
                                      W. Reed Jensen, President and Director
                                      (Principal Executive Officer)

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

                                  Applicability

As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

                            Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:

(1) Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

(2) Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict,

(3) Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

(4) Comply and take all reasonable actions to cause others to comply with applicable governmental laws, rules, regulations and

(5) Promptly report violations to the appropriate committee of the Board of Directors.

(6) Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Corporation's Directors, officers and employees generally.

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

Approved:

 /s/ W. Reed Jensen
W. Reed Jensen, CEO and CFO Date: 12-31-03

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

         c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         d. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):

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


Date: February 10, 2005
      --------------------------------------

/s/ W. Reed Jensen
W. Reed Jensen, President, CEO, CEO, and Director

Exhibit 32

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, W. Reed Jensen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10KSB of Ultronics Corporation for the year ending December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10KSB fairly presents in all material respects the financial condition and results of operations of Ultronics Corporation.


                                      By:

Date: February 10, 2005               /s/ W. Reed Jensen
     ----------------------           ---------------------------------------
                                      W. Reed Jensen
                                      Chief Financial Officer