Form 10QSB
period 2005-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2005-06-08
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2005
                               ------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                     General Environmental Management, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                       87-0485313
-------------------------------                 ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)


  3191 Temple Ave., Suite 250, Pomona, CA                  91768
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (909) 444-9500
                                               ---------------------------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding as of March 31, 2005
-----------------------------         ----------------------------------
$.001 PAR VALUE COMMON STOCK                   24,958,300 SHARES

                      GENRAL ENVIRONMENTAL MANAGEMENT, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                                                  Page No.
Part I Financial Information
Item 1. Financial Statements (unaudited).............................................................................3
  Condensed Consolidated Balance Sheet  as of March 31, 2005.........................................................4
  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004.................5
  Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2005.................6
  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.................7
  Notes to the Condensed Consolidated Financial Statements...........................................................8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation........................20
Item 3. Controls and Procedures.....................................................................................25

Part II Other
Information.........................................................................................................26
Item 1. Legal Proceedings...........................................................................................26
Item 2. Changes in Securities.......................................................................................26
Item 3. Defaults Upon Senior Securities.............................................................................26
Item 4. Submission of Matters to a Vote of Security Holders.........................................................26
Item 5. Other Information...........................................................................................26
Item 6. Exhibits and Reports on Form 8K.............................................................................27

Signatures..........................................................................................................28


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           March 31,
                                                                             2005
                                                                         (Unaudited)
                                                                       --------------
ASSETS
CURRENT ASSETS
Cash in bank                                                           $      161,213
Accounts receivable, net                                                    2,804,329
Supplies inventory                                                             42,305
Prepaid expenses and other current assets                                     155,618
                                                                       --------------
                    Total Current Assets                                    3,163,465
                                                                       --------------

Property and equipment, net                                                 2,357,974
                                                                       --------------
Other Assets:
     Deposits and restricted cash                                             625,749
     Permits, net                                                             286,437
     Goodwill                                                                 644,647
                                                                       --------------

                    Total Other Assets                                      1,556,833
                                                                       --------------

TOTAL ASSETS                                                           $    7,078,272
                                                                       ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                  $    2,601,678
     Due to related party                                                     430,228
     Line of Credit                                                           643,203
     Current maturities of long term debt                                     154,701
     Convertible notes payable                                                808,173
     Accrued expenses and other liabilities                                   679,167
                                                                       --------------

                        Total Current Liabilities                           5,317,150

Long term debt net of current maturities                                      285,795
                                                                       --------------
                        Total Liabilities                                   5,602,945
                                                                       --------------

   STOCKHOLDERS' EQUITY
     Preferred Stock $.001 par value: Authorized - 50,000,000 shares
     Issued and outstanding none                                                    -
     Common Stock $.001 par value: Authorized - 200,000,000 shares
      Issued and outstanding 24,958,300 shares                                 24,958
     Common Stock issuable                                                  1,384,470
     Additional paid-in capital                                             9,677,475
     Accumulated deficit                                                   (9,611,576)
                                                                       --------------

                        Total Stockholders' Equity                          1,475,327
                                                                       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    7,078,272
                                                                       ==============

          The notes to the Condensed Consolidated Financial Statements are and integral part of the statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                2005              2004
                                                                         -----------------   -----------------
Net sales                                                                $       3,294,461   $       1,446,346
Cost of sales                                                                    2,836,526           1,322,105
                                                                         -----------------   -----------------

              Gross profit                                                         457,935             124,241
                                                                         -----------------   -----------------

Operating expenses:

  Selling expenses                                                                 334,811             199,441
  General and administrative expenses                                            1,427,866             746,365
                                                                         -----------------   -----------------

Total operating expenses                                                         1,762,677             945,806
                                                                         -----------------   -----------------

              Operating loss                                                    (1,304,742)           (821,565)

Other income (expense):
   Interest income                                                                   1,489                   -
   Interest expense and amortization of deferred financing costs                  (145,099)            (52,284)
   Other non-operating income                                                       75,910                   -
                                                                         -----------------   -----------------

                    NET LOSS                                             $      (1,372,442)  $        (873,849)
                                                                         =================   =================

Loss per weighted average share, basic and diluted                       $            (.06)  $            (.08)
                                                                         =================   =================

Weighted average shares of common stock outstanding, basic and diluted          24,762,267          11,246,402
                                                                         =================   =================



        The notes to the Condensed Consolidated Financial Statements are and integral part of the statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31 2005
                                   (Unaudited)


                                               Issued                   Issuable          Additional
                                            Common Stock              Common Stock         Paid In      Accumulated
                                        Shares       Amount       Shares        Amount     Capital        Deficit         Total
                                     -----------  -----------   ----------   ----------- ------------   ------------   ------------
Balance, January 1, 2005              17,563,830  $    17,564            -   $         - $  9,204,476   $ (8,239,134)  $    982,906

Transfer of Ultronics stock at time
of merger and recapitalization         6,000,000        6,000            -             -       (6,000)             -              -

Issuance of common stock
  For cash                               105,000          105            -             -      104,895              -        105,000

Issuance of common stock
  For services                             2,678            3            -             -        2,675              -          2,678

Redemption of convertible debt                                   1,384,470     1,384,470            -              -      1,384,470

Issuance of common stock on
  conversion of debt                      26,792           27            -             -       26,765              -         26,792

Issuance of common stock on
  exercise of warrants                 1,260,000        1,260            -             -      351,866              -        353,126

Valuation discount on debt                     -            -            -             -       (7,203)             -         (7,203)

Net loss for the quarter
  ended March 31, 2005                         -            -            -             -            -     (1,372,442)    (1,372,442)
                                     -----------  -----------   ----------   ----------- ------------   ------------   ------------

Balance, March 31, 2004               24,958,300  $    24,959    1,384,470   $ 1,384,470    9,677,474   $ (9,611,576)  $  1,475,327
                                     ===========  ===========   ==========   =========== ============   ============   ============

          The notes to the Condensed Consolidated Financial Statements are and integral part of the statements

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                        March 31,
                                                                               2005                2004
                                                                         ------------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                            $       (1,372,442) $         (873,849)
   Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization                                                61,018              18,041
       Amortization of premium on notes                                             23,402                 -
       Common stock issued for services                                              2,678                 -
       Changes in assets and liabilities:
          Accounts Receivable                                                      (250,882)            142,037
          Prepaid expenses                                                          (10,694)           (258,121)
          Supplies inventory                                                          1,113               2,234
          Accounts Payable                                                         (526,744)            287,766
          Accrued interest convertible notes                                         24,897                   -
          Accrued expenses and other liabilities                                   (109,816)            (14,506)
                                                                         ------------------  ------------------
          NET CASH USED IN OPERATING ACTIVITIES                                  (2,157,470)           (696,398)
                                                                         ------------------  ------------------

INVESTING ACTIVITIES:
   Increase in deposits and restricted cash                                        (34,703)             (8,861)
   Increase in permits                                                             (34,996)                  -
   Additions to and acquisition of plant property and equipment                    (19,628)            (12,000)
                                                                         ------------------  ------------------
          NET CASH USED IN INVESTING ACTIVITIES                                    (89,327)            (20,861)
                                                                         ------------------  ------------------

FINANCING ACTIVITIES
   Proceeds from (repayment of) line of credit                                     221,899            (118,533)
   Bank overdraft                                                                        -             (32,842
   Repayment of long term debt                                                     (75,528)             (7,105)
   Payment of convertible notes                                                   (125,145)                  -
   Proceeds from issuance of convertible notes                                   1,375,000             700,000
   Proceeds from sale of common stock                                              105,000           1,089,207
   Proceeds from exercise of warrants                                              353,126                   -
                                                                         -----------------   -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,854,352           1,630,727
                                                                         -----------------   -----------------

          (DECREASE) INCREASE IN CASH AND
          CASH EQUIVALENTS                                                        (392,445)            913,468

Cash and cash equivalents at beginning of period                                   553,658             546,181
                                                                         -----------------   -----------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $         161,213   $       1,459,649
                                                                         =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest expense                                                      $         121,697   $          52,285
                                                                         =================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2005 and 2004, legal fees of $2,678 and $8,311 respectively were settled by issuance of 2,678 and 8,311 shares of common stock respectively . During the first quarter of 2005 the convertible note holders converted $26,792 of notes and accrued interest into 26,793 shares of common stock.

During the first quarter of 2005 the Company redeemed $1,384,470 of mandatory convertible notes payable and accrued interest for 1,384,470 shares of common stock to be issued.




          The notes to the Condensed Consolidated Financial Statements are and integral part of the statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


1. ORGANIZATION AND PRINCIPAL ACTIVITIES

     ORGANIZATION AND DESCRIPTION OF BUSINESS

     Ultronics Corporation (a development stage company) ( "the Company) was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

     On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc ("GEM"), a Delaware Corporation in exchange for 18,914,408 shares of its class A common stock and as a result GEM became a wholly owned subsidiary of Ultronics Corporation. GEM was incorporated in Delaware on February 7, 2003. At the time of the exchange GEM was operating as a fully integrated environmental service firm structured to provide environmental health and safety ("EHS") compliance services, field services, transportation, off-site treatment, and on-site treatment services. In addition, GEM held 100% of the membership interest in General Environmental Management of Rancho Cordova LLC, a limited liability company that operates a fully permitted Treatment, Storage and Disposal Facility ("TSDF") located in Rancho Cordova, California.

     The acquisition was accounted for as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc.

     BASIS OF PRESENTATION

     The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and, when filed, the pro-forma financial statements filed on form 8-K/A for the acquired entity.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


     1. ORGANIZATION AND PRICIPAL ACTIVITIES (continued)

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $1,372,442 and utilized cash in operating activities of $2,157,470 during the three months ended March 31, 2005. As of March 31, 2005 the Company had current liabilities exceeding current assets by $2,153,685, including $808,173 of current liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2004. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     (a)  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of General Environmental Management, Inc. of Nevada, and its wholly owned subsidiaries, General Environmental Management, Inc. of Delaware and
     General Environmental Management of Rancho Cordova, LLC. Inter-company accounts and transactions have been eliminated

     (b) Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


     2. SUMMARY OF PRNCIPAL ACCOUNTING POLICIES (continued)

     (c) Revenue Recognition

     The Company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated cost of disposal in the same period.

     (d) Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables result primarily from removal or transportation of waste, and the concentration of credit risk is limited to a broad customer base located mostly in Southern California geographic area.

     (e) Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit, due to related party, and convertible notes payable as of March 31, 2005 approximates their respective fair values due to the demand or short- term nature of those instruments.

     (f) Trade Receivables

     Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

     The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended by contract. When an account balance is past due and attempts have been made by legal or other means, the amount is considered uncollectible and is written off against the allowance balance. At March 31, 2005 trade receivables had a net balance in the amount of $2,804,329, net of an allowance of $276,900.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


     2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     (g) Inventory

     Inventories consist of supplies used in the ordinary course of business and are stated at the lower of cost (first-in, first-out method) or market.

     (h) Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:



        Transportation                           5 Years
        Equipment                              5 - 7 Years
        Furniture and fixtures                 5 - 7 Years
        Building and Improvements             20 - 40 Years


     In accordance with the Company's operating permit for the fully permitted Treatment, Storage, and Disposal Facility in Rancho Cordova, California , the Company is liable for certain costs involving the ultimate closure of the facility. These expenses include costs of decommissioning, remediation, and incremental direct administration costs to close the facility.

     The Company accounts for these costs based on SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying value of the related facility (long-lived asset). Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the facility. Upon settlement of the liability, a gain or loss will be recorded.

     (i) Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES

     2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     (j) Goodwill and Intangible Assets

     The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair values with its carrying value, based on cash flow methodology.

     (k) Income Taxes

     The Company accounts for income taxes using the asset and liability method whereby deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

     (l)      Stock Compensation Costs

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for the stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss as all options granted had an exercise price equal to or greater than the market value of Company's underlying common stock at the date of grant. Had the company elected to recognize compensation costs based on fair value of the stock and stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the service period of the underlying instrument and the Company's net loss and net loss per common share would decreased to the amounts indicated in the table below (which are not intended to be indicative of or a projection of future results):

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                2005                2004
                                                                         ------------------   -----------------
     Net loss                                                            $       (1,372,442)  $        (873,850)
     Less: stock based employee compensation expense determined
     under the fair value method for all awards                                    (451,693)                  -
                                                                         ------------------   -----------------
          Pro forma net loss                                             $       (1,823,135)  $        (873,850)
                                                                         ==================   =================
       Basic loss per weighted average share, as reported                $(.06)               $(.08)
                                                                         =====                =====
       Pro forma Basic loss per weighted average share                   $(.07)               $(.08)
                                                                         =====                =====

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES



3. NEW ACCOUNTING PRONOUNCEMENTS

     References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

     In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re- measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first annual reporting period beginning after December 15, 2005. The Company will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.

     In November, 2004, the FASB issued Statement of Financial Accounting standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re- handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

     4.       ACQUISITIONS

     On June 23, 2004, the Company entered into a Membership Interest Purchase Agreement to acquire a fully permitted hazardous waste Treatment, Storage, and Disposal facility (TSDF) located in Rancho Cordova, California from Pollution Control Industries, Inc. The aggregate purchase price for the facility was $2,500,000. The acquisition was accounted for as a purchase. The purchase price was allocated as follows:


                Property and equipment          $       2,090,280
                Permits                                   250,000
                Goodwill                                  159,720
                                                -----------------
                  Total                         $       2,500,000
                                                =================

          On August 1, 2004, the Company entered into a Purchase Agreement to acquire certain assets and liabilities of Firestone Environmental Services, Inc. dba Prime Environmental Services, Inc. and Firestone Associates Inc. dba Firestone Energy Company (Prime). Consideration for the acquisition of Prime was paid as follows: $200,000 cash paid at closing; issuance of two notes payable to the sellers in

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES

     4. ACQUISITIONS (continued)

     an aggregate principal amount of $440,000; issuance of 60,000 shares of the Company's common stock valued at $60,000; the issuance of a warrant to purchase up to 46,667 shares of the Company's common stock at an exercise price of $2.00 per share; the issuance of a warrant to purchase up to 46,667 shares of the Company's common stock at an exercise price of $3.00 per share; and; the issuance of a warrant to purchase up to 46,668 shares of the Company's common stock at exercise price of $4.00 per share. The warrants were valued at $17,752 using an option pricing model. The acquisition was accounted for as a purchase. The purchase price was allocated as follows:


          Inventory                      $            8,000
          Property and equipment                    224,825
          Goodwill                                  475,527
                                        ------------------
           Total                        $          708,352
                                        ==================

     The following sets out the pro forma operating results for the three months ended March 31, 2004 for the Company had the acquisitions occurred as of January 1, 2004:

                                                                              Unaudited
                                                                         Three Months Ended
                                                                              March 31,
                                                                           2004 Pro Forma
                                                                         ------------------
     Net sales                                                           $        3,284,717
     Cost of sales
                                                                         ------------------
                   Gross profit                                                     614,454
                                                                         ------------------
     Operating expenses:
       Selling expenses                                                             302,447
       General and administrative expenses                                        1,103,390
                                                                         ------------------
     Total operating expenses                                                     1,405,837
                                                                         ------------------
                   Operating loss                                                  (791,383)
     Other income (expense):
       Interest income                                                                    -
       Interest expense and amortization of deferred financing costs                (92,435)
       Other non-operating income                                                    37,847
       Other non-operating expenses                                                    (270)
                                                                         ------------------

                   NET LOSS                                              $         (846,241)
                                                                         ==================

     Loss per weighted average share, basic and diluted                  $             (.74)
                                                                         ==================


     5. RELATED PARTY TRANSACTIONS

     During the first quarter of 2005 and 2004 the Company incurred $60,000 and $220,600 respectively in fees for advisory services provided by General Pacific Partners, a company operated by a prior member of the Board of Directors of the Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of March 31, 2005 the company had $430,228 in amounts payable to General Pacific Partners for fees for services.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES

     6. LINE OF CREDIT

     The Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the "Agreement") with a lender beginning May 2002. The Agreement was amended on October 14, 2004. Under terms of the amended Agreement, the lender will purchase from the General Environmental Management, Inc. of Delaware some or all of the General Environmental Management, Inc. of Delaware's accounts receivable (the "Purchased Accounts"), advancing cash to General Environmental Management, Inc. of Delaware up to 70% of the Purchased Accounts, up to a maximum indebtedness of $1,250,000. In consideration of purchase of said accounts receivable, General Environmental Management, Inc of Delaware will pay to lender (a) interest on the aggregate outstanding indebtedness at the rate of 3.0% per annum plus the Prime Rate in effect at the end of each month with the Prime Rate never being less than four and three fourths of a percent (4.75%) per annum, and (b) a fee of one and two tenths percent (1.2%) of the face amount of the Purchased Accounts which will be deducted from any cash advance. If the product of thirty days multiplied by the ratio of the total amount of Purchased Accounts at the beginning of any month divided by the total collections applied to the General Environmental Management, Inc. of Delaware's indebtedness during any said month is greater than forty (40) days, the charge pursuant to (b) above shall be increased by one-fourth of one per cent (1/4%) for each such five day period. Under terms of the agreement, General Environmental Management, Inc of Delaware assumes full risk of non-payment, and unconditionally guarantees to the lender the full and prompt payment of the full-face amount of the Purchased Accounts. If any Purchased Account shall remain unpaid after ninety (90) days, or if lender shall otherwise deem itself insecure for any reason whatsoever, or if any account debtor shall become bankrupt, insolvent or subject of a reorganization, the lender may require General Environmental Management, Inc of Delaware to repurchase such Purchased Account plus any lender's costs relating to collection of such Purchased Account. The agreement is for a term of six months and shall be automatically renewable for successive six-month terms unless terminated by General Environmental Management, Inc. of Delaware by notification to lender in writing at least sixty (60) days before the end of any renewal term. The Agreement was renewed through June 30, 2005, and is secured by all of General Environmental Management, Inc. of Delaware's assets and personally guaranteed by certain stockholders of the Company. The amounts due to the lender under this agreement were $643,202 as of March 31, 2005.

     7. CONVERTIBLE NOTES

     Convertible notes consists of the following at March 31, 2005:

                                                                      2005
                                                                   -----------
        2004 Convertible notes under Loan and Security Agreement   $   822,583
        Valuation discount                                             (14,410)
                                                                   -----------
        Convertible notes, current                                 $   808,173
                                                                   ===========

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES

     7. CONVERTIBLE NOTES (continued)

     During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the capital necessary for the purchase of the TSDF located in Rancho Cordova, California. The total capital generated was $2,408,837. The notes carry an interest rate of eight percent (8%) per annum and principal and interest are convertible on a dollar for dollar basis to common stock. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of March 31, 2005 no warrants have been exercised and $974,507 of convertible notes had been converted to shares of common stock.
     8. LONG TERM DEBT

     A summary of the below noted Term financing as of March 31, 2005 is as follows:

                                                          2005
                                                     --------------

     (a) Note Payable, People View                   $        8,218
     (b) Note payable, truck                                  5,551
     (c) Note payable, truck                                  5,551
     (d) Note payable, truck                                 11,769
     (e) Note payable, truck                                 11,769
     (f) Note Payable, Firestone Associates                 198,819
     (f) Note Payable, Firestone Environmental              198,819
                                                     --------------
                                                            440,496
     Less current portion                                   154,701
                                                     --------------
     Notes payable, net of current portion           $      285,795
                                                     ==============

     (a) Unsecured note, payable in monthly installments of $1,250 beginning in March 2005 including interest of 4% per annum through December 2005.

     (b) Equipment note, payable in monthly installments of $463 including interest of 0.0% per annum through March 2006. The note payable is secured by a vehicle.

     (c) Equipment note, payable in monthly installments of $463 including interest of 0.0% per annum through March 2006. The note payable is secured by a vehicle.

     (d) Equipment note, payable in monthly installments of $402 including interest of 6.7% per annum through November 2007. The note payable is secured by a vehicle.

     (e) Equipment note, payable in monthly installments of $402 including interest of 6.7% per annum through November 2007. The note payable is secured by a vehicle.

     (f) The Company entered in to two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc. doing business as Prime Environmental Services Company and Firestone Associates, Inc. doing business as Firestone Energy Company. The notes are secured by the assets purchased from the two companies. Each seller was given a $220,000 note for an

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


     8. LONG TERM DEBT (continued)

     aggregate total of $440,000. The notes carry an interest rate of 8% and are due in installments through August of 2009. The notes have two accelerated principal payments due on April 5, 2005 and on October 15, 2005 of $27,500 per note per payment for which the Company receives a discount on the principal value of the note of $3,250 per note per payment. The balances of the combined notes as of March 31, 2005 were $397,638.

     9. CHANGES IN STOCKHOLDERS' EQUITY

     On February 14, 2005 the Company acquired General Environmental Management, Inc. through its wholly owned subsidiary, Ultronics Acquisition Corp (UAC). Stockholders of General Environmental Management, Inc. received one share of Ultronics Corporation for each share of General Environmental Management, Inc. In addition, any outstanding warrants or options for General Environmental Management, Inc. were immediately converted into options or warrants for the purchase of Ultronics Corporation shares of Class A voting common stock. The total number of shares outstanding prior to the acquisition of General Environmental Management, Inc. were 6,000,000 for Ultronics and 18,914,408 shares for General Environmental Management, Inc.. Immediately after the acquisition there were 24,914,408 shares outstanding of Ultronics Class A common stock. On March 15, 2005 the shareholders of the Company approved the amendment and restatement of the Company's Articles of Incorporation. The restated articles included the conversion of all outstanding shares of Class A voting common stock to common stock; changed the name of the Company to General Environmental Management, Inc.; increased the authorized number of shares of common stock to 200,000,000 shares and; authorized 50,000,000 shares of preferred stock having a par value of $.001.

     The Company issued $1,375,000 of convertible notes in lieu of common stock during the first quarter ended March 31, 2005 because the Company did not have authorized shares available to issue. The notes carried an interest rate of eight percent (8%) per annum and, once the Company had, by vote of the shareholders, increased the authorized shares of common stock to 200 million shares, the notes were subject to mandatory conversion on a dollar for dollar basis for principal and accrued interest into common stock at a share price of $1.00 per share with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. The terms of the conversion were based on the then share price used for private placement of common stock for General Environmental Management, Inc. as the price for the Company shares on the open market was not representative of the market price for the stock because of the limited trading in the stock and the fact that the available shares for trading represented approximately 4% of the total shares outstanding. On March 15, 2005 the Shareholders of the Company approved the increase in authorized shares by amendment and restatement of the Company's Articles of Incorporation. Through March 31, 2005 there were twenty notes issued totaling $1,375,000 and accrued interest of $9,470 related to the notes which was subject to conversion but had not administratively been converted. Although the mandatory conversion event had occurred, the Company continued to accrue interest on the notes until they were administratively converted. On April 30, 2005, the Company converted $1,393,511 of the notes and accrued interest to 1,393,511 shares of common stock at a price of 1.00 per share and 696,767 warrants with an exercise price of $1.25 and an expiration date of April 30, 2008. The Company has accounted for the dollar value of the notes and accrued interest outstanding as of March 31, 2005 as "Issuable Common Stock" to represent the substance of the transaction.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSIES


     10. STOCK OPTIONS AND WARRANTS

     Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware's Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 2,643,500 shares. Immediately following the approval of the plan the Board of Directors of General Environmental Management, Inc. of Delaware granted a total of 1,681,500 options to 68 employees and to two consultants. The strike price for the options was $1.00 per share and was based on the then market for General Environmental Management, Inc. of Delaware's common stock based on sales at the time of the award. Under the terms of the agreement and plan of merger the options became exercisable into the same number of shares in the Company's stock. As discussed in note 2.(l), the Company accounts for the stock based incentives under SFAS 123 and as such has not recognized compensation costs associated with these option grants.

     Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company's stock on the same terms as issued. As of March 31, 2005 there were 4,561,052 warrants outstanding with strike prices ranging from $1.00 to $4.00 per share of common stock, and expiration dates through August of 2008.

     11. COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     The Company is party to legal proceedings that arise through the normal course of business. The outcomes of these proceedings are not expected to have a material impact on these financial statements.

     OTHER CONTINGENCIES

     The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities and for its vehicles and drivers. These licenses and permits, without which the Company's operations would be adversely affected, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The company retains a certain amount of risk through per occurrence deductibles on its insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes", "expects", "intends", "anticipates", "plans to", "estimates", " projects", or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include , but are not limited to, those discussed in the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission ( the "SEC"), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2005.

OVERVIEW

Ultronics Corporation (Ultronics) was a non-operating company formed for the purpose of evaluating opportunities to acquire an operating company. On February 14, 2005 Ultronics acquired General Environmental Management, Inc. through a reverse merger between Ultronics Acquisition Corp., a wholly owned subsidiary of Ultronics and General Environmental Management, Inc., whereby General Environmental Management, Inc. (GEM) was the surviving entity.

The acquisition was accounted for as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc.

GEM is a fully integrated environmental service firm structured to provide EHS compliance services, field services, transportation, off-site treatment, and on-site treatment services. Through its services GEM assists clients in meeting regulatory requirements for the disposal of hazardous and non-hazardous waste. GEM provides its clients with access to GEMWare, an internet based software program that allows clients to maintain oversight of their waste from the time it leaves their physical control until final disposition by recycling, destruction, or landfill. The GEM business model is to grow both organically and through acquisitions.

During 2003 and 2004 GEM acquired the assets of Envectra, Inc., Prime Environmental Services, Inc.(Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental Management of Rancho Cordova, LLC. The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare. The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime's Seattle office. All Prime services are now offered under the GEM name. The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment Storage Disposal Facility (TSDF) in Rancho Cordova, California. The facility provides waste management

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

GEM, prior to the acquisition by the Company, focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued organic growth. During the first quarter of 2005 the company has streamlined its operations to achieve greater efficiencies at the TSDF and at its field service operations in both Southern and Northern California, the states of Washington and Alaska.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $1,372,442 during the three months ended March 31, 2005. The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $2,157,470 as of 3/31/2005. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts, accruals for disposal costs for waste received at our TSDF.

We establish an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze specific past due accounts and analyze historical trends in bad debts. In addition, we take into account current economic conditions. Actual accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

Waste received at the TSDF may be held for a significant period of time in order to allow for consolidation into larger more cost effective containers for eventual recycling, treatment or disposal. Treatment costs are accrued upon the receipt of waste at the TSDF based on the expected container size and number of containers to be used in the outbound shipment to the disposal vendor. Actual container sizes and numbers of containers used for disposal could differ from container sizes and numbers of containers used for the accrual of disposal costs. This could result in actual costs of disposal being materially different than those originally accrued.

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

Total revenues were $3,294,461 for the three months ended March 31, 2005, were $1,848,115 or 128% higher than the three months ended March 31, 2004. The increase in revenue can be attributed to revenue associated with the acquisition of Prime and the TSDF. The Company was successful in offsetting any accounts lost subsequent to the acquisitions in mid 2004 with organic growth in sales. The company hired a marketing officer in June of 2004 with significant industry experience who is focusing the sales force on increasing sales.

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(continued)

Cost of Revenues

Cost of revenues for the three months ended March 31, 2005 were $2,836,526 or 86% of revenue, as compared to $1,322,105 or 91% of revenue for the three months ended March 31, 2004. The change in the cost of revenue in comparison to prior years is due to increased volume. The improvement of the ratio of the cost of revenue to sales over the same period for the prior year resulted from higher margin business related to the Prime acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company's TSDF in Rancho Cordova, California.

Operating Expenses

Selling expenses for the three months ended March 31, 2005 were $334,811 or 10% of revenue as compared to $199,440 or 14% of revenue for the same period in 2004. The increase in expenses relates to the increase in sales staff from the acquisition made in mid 2004. The improvement in the cost as a percentage of revenue resulted from a reduction in staff in the first quarter of 2004 as the Company was able to achieve economies of scale from combining the Southern California sales force.

General and administrative expenses for the three months ended March 31, 2005 were $1,427,866 or 43% of revenue as compared to $746,365 or 52% of sales for the same period 2004. The increase in general and administrative expenses over the prior period is attributable to increased staff from the acquisitions made in mid 2004 as well as additional staff hired in anticipation of the Company's expansion in the Western region. The Company has incurred higher rent expense from the addition of the facility utilized by Prime and higher liability insurance because of the increase in sales. The Company has also incurred higher professional service fees related to the reverse merger in February 2005 and initiating SEC reporting requirements. General and administrative expenses decreased as a percentage of sales from 52% for the first quarter of 2004 to 43% for the three months ended March 31, 2005. This improvement stems from spreading fixed general and administrative costs over an increased sales volume.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2005 were $61,018, or 1.9% of revenue, as compared to $18,041, or 1.2% of revenue for the same period in 2004. The increase in expenses is related to the increase property plant and equipment from the acquisitions made in mid 2004.

Interest Expense

Interest expenses for the three months ended March 31, 2005 were $145,099, or 4.4% of revenue, as compared to $52,284, or 3.6% of revenue for the same period in 2004. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial and the additional debt issued as part of the Company's fund raising activities during 2004 and first quarter 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004 (continued)

Other Non-Operating Income

The Company had other non-operating income for the three months ended March 31, 2005 of $75,910, or 2.3% of revenue, and no comparable non-operating income for the same period in 2004. Non-Operating income consisted of a one time benefit from legal settlement of approximately $53,000 and continuing rental income of approximately $23,000 from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the three months ended March 31, 2005 was $1,372,442, or 42% of revenue as compared to a loss of $873,849, or 60% of revenue for the same period in 2004. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2005 was $2,157,470 as compared to $696,398 for the same period in 2004.

Liquidity

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At March 31, 2004 the company had cash of about $161,000. In order to meet the Company's future needs the Company will have to raise capital through the issuance of debt and/or common stock.

Cash Flows for the Three Months Ended March 31, 2005

Operating activities for the three months ended March 31, 2005 used $2,157,470 in cash. Accounts receivable, net of allowances for bad debts, totaled $2,804,329 as of March 31, 2005 as compared to the March 31, 2004 balance of $1,180,922 million. The increase in accounts receivable is directly related to the increase in sales over the same period for 2004 as noted above. Accounts payable totaled $2,601,678 as of March 31, 2005 as compared to an accounts payable balance of $1,056,365 for March 31, 2004. The increase in accounts payable over the prior year is related to the increase in operating costs for the same periods. However, accounts payable balances decreased from December 31, 2004 by approximately $526,744 negatively impacting operating cash flow for the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004 (continued)

The Company used cash for investment in plant property and equipment, deposits and in modifications of its permit for its TSDF in Rancho Cordova, California totaling approximately $89,326 for the three months ended March 31, 2005. The company used approximately $20,862 in cash for investment purposes during the same period in 2004.

The Company raised $1,854,352 cash from financing activity, net of repayments of debt, through the issuance of debt, common stock and increases in the outstanding balances of the Company's revolving line of credit.

STOCKHOLDER MATTERS

Stockholders' equity was $1,475,327 on March 31, 2005, or $0.056 per share outstanding or issuable under mandatory conversion of debt. On February 14, 2005, in conjunction with the reverse merger between Ultronics and GEM, Reed Jensen submitted his resignation as sole director of the Company, which became effective March 1, 2005. Mr. Jensen as the sole director appointed Tim Koziol as director. On March 1, 2005, Tim Koziol appointed John Brunkow, Clyde Rhodes and James Stapleton as directors of the Company. The Company held a special meeting of its stockholders on March 15, 2005 to approve amended and restated articles of incorporation, change the Company's name to General Environmental Management, Inc. of Nevada, convert all existing classes of stock to common and increase the authorized shares to 250,000,000 of which 50,000,000 shares were authorized as preferred stock. The stockholders approved the matters put before them as noted above.

NEW ACCOUNTING PRONOUNCEMENTS

STOCK BASED COMPENSATION

In December 2004 FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re- measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first interim or annual reporting period beginning after December 15, 2005. The company will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004 (continued)

INVENTORY COSTS

In November, 2004, the FASB issued Statement of Financial Accounting standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re- handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and CFO, Mr. Cabell Cobbs Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

Item 1. No litigation other than that in the normal course of business

Item 2. Unregistered Sales of Securities and Use of Proceeds - current report on form 8K filed with the commission on May 16, 2005 is incorporated by reference.

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The company held a special shareholders meeting on March 15, 2005

     (b)  None

     (c)  The shareholders voted on three matters as follows:

          1.   Approve the name change of the Company from Ultronics Corporation
               to  General   Environmental   Management,   Inc.  Results  -  FOR
               16,752,931; AGAINST 0; ABSTAIN 7,500

          2. Increase total authorized shares to 250,000,000 of which 200,000,000 are authorized as common stock and 50,000,000 are authorized as preferred stock. Results - FOR 16,635,473; AGAINST 92,458; ABSTAIN 32,500

          3. Approve and adopt amended and restated articles of incorporation. Results - FOR 16,669,499; AGAINST 100; ABSTAIN 90,832

               A more complete description of the matters put before the shareholders and a copy of the amended and restated articles of incorporation can be found in the preliminary proxy statement filed with the commission on February 22, 2005.

     (d)  None

Item 5. None

Item 6. Exhibits and Reports

         (a)   Exhibits

               Exhibit 2.1 Plan of purchase, sale, reorganization,  arrangement,
                    liquidation,   or  succession  -   Acquisition   of  General
                    Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

               Exhibit 2.2  Notification  of the  completio  of the  acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

               Exhibit 22.1 Published  report regarding  matters  submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

               Exhibit 22.2 Amendments to Articles of  Incorporation  or Bylaws;
                    incorporated by reference and filed with the commission on 3/23/05

               Exhibit 31.1 CEO Certification - Page 26

               Exhibit 32.1 CFO Certification - Page 27

         (b)   Reports on Form 8-K

               1. Report of Acquisition or Disposition of Assets; filed with the commission on 2/18/05
               2. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; filed with the commission on 3/4/05
               3. Amendments to Articles of Incorporation or Bylaws; filed with the commission on 3/23/05.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL ENVIRONMENTAL MANAGEMENT, INC


Dated:  June 3, 2005                /s/  Timothy J. Koziol
        ------------                --------------------------------------
                                    Timothy J. Koziol, President and
                                    Chairman of the Board of Directors


Dated:  June 3, 2005                /s/  Cabell F. Cobbs
        ------------                --------------------------------------
                                    Cabell F. Cobbs, Chief Financial Officer

Exhibit 31.1 CEO Certification

                                CEO CERTIFICATION

I, Timothy J. Koziol certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  1  QSB  of  General
     Environmental Management, Inc. of Nevada;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

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


Date:    June 3, 2005

/s/ Timothy J. Koziol
--------------------------------------------
Timothy J. Koziol, President,
CEO,  and Chairman of the Board of Directors

Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Cabell F. Cobbs, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10QSB of General Environmental Management, Inc. for the quarterly period ending March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of General Environmental Management, Inc. of Nevada.


Dated:  June 3, 2005                By:  /s/ Cabell F. Cobbs
        ------------                --------------------------------------
                                    Cabell F. Cobbs, Chief Financial Officer