Form 10QSB
period 2005-06-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2005-08-22
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2005
                               -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                     General Environmental Management, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                        87-0485313
--------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


  3191 Temple Ave., Suite 250, Pomona, CA                  91768
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (909) 444-9500
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding as of June 30, 2005
-----------------------------         ----------------------------------------
$.001 PAR VALUE COMMON STOCK             27,396,399 SHARES

                      GENRAL ENVIRONMENTAL MANAGEMENT, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                            Page No.

Part I Financial Information
     Item 1. Financial Statements ................................................................................3
           Condensed Consolidated Balance Sheets  as of June 30, 2005 (Unaudited) and December 31, 2004...........3
           Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
           June 30, 2005 and 2004 (Unaudited).....................................................................4
           Condensed Consolidated Statement of Shareholders' Equity for the Six Months Ended
           June 30, 2005 (Unaudited)..............................................................................5
           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2005 and 2004 (Unaudited).....................................................................6
           Notes to the Condensed Consolidated Financial Statements (Unaudited)...................................7
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.................18
     Item 3. Controls and Procedures..............................................................................22
Part II Other Information.........................................................................................23
     Item 1. Legal Proceedings....................................................................................23
     Item 2. Changes in Securities................................................................................23
     Item 3. Defaults Upon Senior Securities......................................................................23
     Item 4 Submission of Matters to a Vote of Security Holders...................................................23
     Item 5. Other Information....................................................................................23
     Item 6. Exhibits and Reports on Form 8K......................................................................24
         Signatures...............................................................................................25
           CEO Certification......................................................................................26
           CFO Certification......................................................................................27

                         PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,              December 31,
                                                                                           2005                   2004
                                                                                    ----------------      ------------------
                                                                                       (Unaudited)
                                                                ASSETS
         CURRENT ASSETS:
         Cash in bank                                                               $         19,051      $          553,658
         Accounts receivable, net of allowance for doubtful accounts of
              $364,400 and $267,900, respectively                                          3,409,609               2,553,447
         Supplies inventory                                                                   46,967                  43,418
         Prepaid expenses and current other assets                                            49,579                  96,991
                                                                                    ----------------      ------------------
         Total Current Assets                                                              3,525,206               3,247,514
                                                                                    ----------------      ------------------

         PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION
          OF $745,099 and $602,286 RESPECTIVELY                                            2,360,752               2,447,298
                                                                                    ----------------      ------------------

         Restricted cash                                                                     558,101                 552,570
         Permit                                                                              315,894                 251,441
         Deposits                                                                             52,025                  38,475
         Goodwill                                                                            644,647                 644,647
                                                                                    ----------------      ------------------
         TOTAL ASSETS                                                               $      7,456,625      $        7,181,945
                                                                                    ================      ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:

         Line of Credit - factor agreement                                          $        914,416      $          421,304
         Accounts payable                                                                  3,095,171               3,408,422
         Accrued expenses                                                                    697,483                 558,276
         Accrued Disposal costs                                                              397,058                 363,483
         Payable to related party                                                            175,000                 540,228
         Deferred rent                                                                        17,101                  17,452
         Current portion of notes payable                                                    117,319                 175,373
         Notes payable to investors                                                        1,190,548                 914,078
                                                                                    ----------------      ------------------
         Total Current Liabilities                                                         6,604,096               5,858,388
                                                                                    ----------------      ------------------
         Notes payable, net of current portion                                               236,692                 340,651
                                                                                    ----------------      ------------------
         STOCKHOLDERS' EQUITY
         Preferred stock, 10%, convertible, $.001 par value, 50,000,000 shares
             authorized                                                                            -                       -
         Common stock, $.001 par value, 200,000,000 shares authorized,
              27,396,399 and 17,563,830  shares issued and outstanding,
               respectively                                                                   27,393                  17,564
         Additional paid in capital                                                       12,520,206               9,204,476
         Accumulated deficit                                                             (11,931,762)             (8,239,134)
         Total Stockholders' Equity                                                          615,837                 982,906
                                                                                    ----------------      ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      7,456,625      $        7,181,945
                                                                                    ================      ==================


     See accompanying notes to condensed consolidated financial statements.

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Three months ended                       Six months ended
                                                         June 30,           June 30,              June 30,           June 30,
                                                           2005               2004                  2005               2004
                                                    ----------------   ----------------      ----------------   ----------------
         REVENUES                                   $      4,246,795   $      1,316,890      $      7,541,256   $      2,763,236
         COST OF REVENUES                                  3,670,251          1,203,841             6,506,777          2,525,946
                                                    ----------------   ----------------      ----------------   ----------------

         GROSS PROFIT                                        576,544            113,049             1,034,479            237,290
         OPERATING EXPENSES                                2,711,040          1,064,413             4,473,717          2,010,219
                                                    ----------------   ----------------      ----------------   ----------------

         OPERATING LOSS                                   (2,134,496)          (951,364)           (3,439,238)        (1,772,929)

         OTHER INCOME (EXPENSE):
         Interest income                                       4,643                  -                 6,132
         Interest and financing costs                       (221,653)           (52,614)             (366,752)          (104,898)
         Other non-operating income                           31,320              1,933               107,230              1,933
                                                    ----------------   ----------------      ----------------   ----------------

         NET LOSS                                   $     (2,320,186)  $     (1,002,045)     $     (3,692,628)  $     (1,875,894)
                                                    ================   ================      ================   ================

         Loss per weighted average share,
         basic and diluted                          $          (0.09)  $          (0.08)     $          (0.14)  $          (0.16)
                                                    ================   ================      ================   ================

         Weighted average shares of common stock
         outstanding, basic and diluted                   26,254,698         12,540,641            25,512,605         11,893,522
                                                    ================   ================      ================   ================




    See accompanying notes to the condensed consolidated financial statements

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                  (UNAUDITED)



                                                                         Additional
                                                  Common Stock            Paid In         Accumulated
                                            Shares         Amount         Captial           Deficit             Total
                                         -------------   -----------   --------------   ----------------   ----------------
Balance, January 1, 2005                    17,563,830   $    17,564   $    9,204,476  $      (8,239,134)  $        982,906

Issuance of common stock
  for cash and accrued interest          1,528,706             1,529        1,527,177                             1,528,706

Reverse Merger with Ultronics                                                                                             -
Acquisition                                  6,000,000         6,000          (6,000)

Issuance of Common Stock on exercise
of warrants                                  1,260,000         1,260        351,866                                 353,126

Valuation of warrants and beneficial
conversion feature on issued notes
payable                                                                     156,171                                 156,171


Issuance of common stock                       659,892           656          913,602                               914,258
 for services

Issuance of common stock on
conversion of debt                             383,971           384          372,914                               373,298

Net loss for the six months ended
June 30, 2005                                                                                 (3,692,628)        (3,692,628)
                                         -------------   -----------   --------------   ----------------   ----------------
                                            27,396,399   $    27,393   $   12,520,206   $    (11,931,762)  $        615,837
                                         =============   ===========   ==============   ================   ================





    See accompanying notes to the condensed consolidated financial statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2005                 2004
                                                                         ------------------    ------------------
OPERATING ACTIVITIES
   Net loss                                                              $       (3,692,628)   $       (1,875,894)
   Adjustments to reconcile net loss to cash used in
    operating activities:
       Depreciation and amortization                                                142,813                36,550
       Amortization of discount on notes                                            122,073                     -
       Common stock issued for services                                             914,258                85,448
       Changes in assets and liabilities:
         Accounts Receivable                                                       (856,162)              385,460
         Prepaid expenses                                                            47,412                (9,028)
         Supplies inventory                                                          (3,549)              (13,819)
         Accounts Payable                                                           225,781               380,146
         Accrued interest on convertible notes                                       50,104                     -
         Accrued expenses and other liabilities                                    (192,797)               23,276
                                                                         ------------------    ------------------
         NET CASH USED IN OPERATING ACTIVITIES                                   (3,242,695)             (987,411)
                                                                         ------------------    ------------------

INVESTING ACTIVITIES:
   Acquisition of P.C.I.                                                                  -            (2,500,000)
   Increase in deposits and restricted cash                                         (19,081)             (559,662)
   Increase in permits                                                              (64,453)                    -
   Additions to property and equipment                                              (56,267)              (51,811)
                                                                         ------------------    ------------------
         NET CASH USED IN INVESTING ACTIVITIES                                     (139,801)           (3,111,473)
                                                                         ------------------    ------------------

FINANCING ACTIVITIES
   Proceeds from (repayment of) line of credit                                     493,112              (282,484)
   Bank overdraft                                                                        -                90,253
   Issuance of notes payable                                                             -                   175
   Repayment of long term debt                                                    (162,013)              (14,262)
   Payment of notes to investors                                                  (126,336)                    -
   Proceeds from issuance of convertible notes                                     780,000             2,383,762
   Proceeds from sale of common stock                                            1,510,000               291,965
   Proceeds from exercise of warrants                                              353,126               661,800
   Proceeds from issuance of convertible preferred stock                                 -               422,400
                                                                         -----------------     -----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,847,889             3,553,609
                                                                         -----------------     -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (534,607)             (545,275)

Cash and cash equivalents at beginning of period                                   553,658               546,181
                                                                         -----------------     -----------------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $          19,051     $             906
                                                                         =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest expense                                                      $         185,224     $         104,555
                                                                         =================     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first six months of 2005 the convertible note holders converted $373,298 of notes and accrued interest into 387,798 shares of common stock.

During the six months ended June 30, 2005, the Company issued warrants and notes with beneficial conversion interests valued at $156,171.


    See accompanying notes to the condensed consolidated financial statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

     On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc ("GEM"), a Delaware Corporation in exchange for 18,914,408 shares of its class A common stock and as a result GEM became a wholly owned subsidiary of Ultronics Corporation. See Note 2(a) and Note 9.

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

     BASIS OF PRESENTATION

     The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and the financial statements filed on form 8-K/A for GEM, the accounting acquirer.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $3,692,628 and utilized cash in operating activities of $3,242,695 during the six months ended June 30, 2005. As of June 30, 2005 the Company had current liabilities exceeding current assets by $3,078,890. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     (e) Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit- factor agreement, due to related party, and convertible notes payable as of June 30, 2005 approximates their respective fair values due to the demand or short- term nature of those instruments.

     (f) Trade Receivables

     Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

     The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At June 30, 2005 trade receivables had a net balance in the amount of $3,409,609, net of an allowance of $364,400.

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

     (k) Income Taxes

     The Company accounts for income taxes using the asset and liability method whereby deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

     (l)      Stock Compensation Costs

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for the stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss as all options granted had an exercise price equal to or greater than the market value of Company's underlying common stock at the date of grant. Had the company elected to recognize compensation costs based on fair value of the stock and stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the service period of the underlying instrument and the Company's net loss and net loss per common share would increase to the amounts indicated in the table below (which are not intended to be indicative of or a projection of future results):

                                                               Six Months Ended June 30,
                                                               2005             2004
                                                           -------------    -------------
        Net loss                                           $  (3,692,628)   $  (1,875,894)
        Less: stock based employee compensation expense
           determined under the fair value method for
           all awards                                           (456,106)               -
                                                           -------------    -------------
                Pro forma net loss                         $  (4,148,734)   $  (1,875,894)
                                                           =============    =============

        Basic loss per weighted average share, as reported $        (.14)   $        (.17)
                                                           =============    =============
        Pro forma Basic loss per weighted average share    $        (.16)   $        (.17)
                                                           =============    =============

3. NEW ACCOUNTING PRONOUNCEMENTS

     References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board", "Statement of Financial Accounting Standards", and the "SEC Staff Accounting Bulletin", respectively.

     In December 2004 the FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first annual reporting period beginning after December 15, 2005. The Company will adopt the requirements of SFAS No. 123(R) beginning fiscal 2006.

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

     4.       ACQUISITIONS

     On June 23, 2004, the Company entered into a Membership Interest Purchase Agreement to acquire a EPA Part B fully permitted hazardous waste Treatment, Storage, and Disposal facility (TSDF) located in Rancho Cordova, California from Pollution Control Industries, Inc. The aggregate purchase price for the facility was $2,500,000. The acquisition was accounted for as a purchase. The purchase price was allocated as follows:


     Property and equipment                      $       2,090,280
     Permits                                               250,000
     Goodwill                                              159,720
                                                 -----------------
        Total                                    $       2,500,000
                                                 =================

     On August 1, 2004, the Company entered into a Purchase Agreement to acquire certain assets and liabilities of Firestone Environmental Services, Inc. dba Prime Environmental Services, Inc. and Firestone Associates Inc. dba Firestone Energy Company (Prime). Consideration for the acquisition of Prime was paid as follows: $200,000 cash paid at closing; issuance of two notes payable to the sellers in an aggregate principal amount of $440,000; issuance of 60,000 shares of the Company's common stock valued at $60,000; the issuance of a warrant to purchase up to 46,667 shares of the Company's common stock at an exercise price of $2.00 per share; the issuance of a warrant to purchase up to 46,667 shares of the Company's common stock at an exercise price of $3.00 per share; and; the issuance of a warrant to purchase up to 46,668 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants were valued at $17,752 using an option pricing model. The acquisition was accounted for as a purchase. The purchase price was allocated as follows:

     Inventory                                   $   8,000
     Property and Equipment                        224,825
     Goodwill                                      475,527
                                                 ---------
     Total                                       $ 708,352
                                                 ---------

     The following sets out the pro forma operating results for the six months ended June 30, 2004 for the Company had the acquisitions occurred as of January 1, 2004:

                                                                                  Unaudited
                                                                              Six Months Ended
                                                                                  June 30,
                                                                               2004 Pro Forma
                                                                          ------------------
     Net sales                                                            $       11,098,746
     Cost of sales                                                                 8,872,177
                                                                          ------------------
             Gross profit                                                          2,226,569

     Operating expenses                                                            5,265,900
                                                                          ------------------
             Operating loss                                                       (3,039,331)
     Other income (expense):
     Interest income                                                                   6,132
     Interest expense and amortization of deferred financing costs                  (348,339)
     Other non-operating income                                                      180,697
                                                                          ------------------

                    NET LOSS                                              $       (3,200,841)
                                                                          ==================

     Loss per weighted average share, basic and diluted                   $             (.27)
                                                                          ==================

     5. RELATED PARTY TRANSACTIONS

     During the first six months of 2005 and 2004 the Company incurred $295,000 and $290,000 respectively in fees for advisory services provided by General Pacific Partners ("GPP"), a company operated by a prior member of the Board of Directors of the Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of June 30, 2005 the Company had $175,000 in amounts payable to General Pacific Partners for fees related to services.

     During the six months ended June 30, 2005, the Company converted $657,214 of amounts due to GPP for services in exchange for the issuance of 657,214 shares of the Company's common stock. The shares issued were valued at the market price at the date of issuance, which resulted in an additional cost of $252,257 upon conversion that has been included in operating expenses in the accompanying statement of operations.

     See Note 7 for Notes Payable to this entity.

     6. LINE OF CREDIT

     The Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the "Agreement") with a lender beginning May 2002. The Agreement was amended on October 14, 2004. Under terms of the amended Agreement, the lender will purchase from General Environmental Management, Inc. of Delaware some or all of General Environmental Management, Inc. of Delaware's accounts receivable (the "Purchased Accounts"), advancing cash to General Environmental Management, Inc. of Delaware up to 70% of the Purchased Accounts, up to a maximum indebtedness of $1,250,000. In consideration of purchase of said accounts receivable, General Environmental Management, Inc of Delaware will pay to lender (a) interest on the aggregate outstanding indebtedness at the rate of 3.0% per annum plus the Prime Rate in effect at the end of each month with the Prime Rate never being less than four and three fourths of a percent (4.75%) per annum, and (b) a fee of one and two tenths percent (1.2%) of the face amount of the Purchased Accounts which will be deducted from any cash advance. If the product of thirty days multiplied by the ratio of the total amount of Purchased Accounts at the beginning of any month divided by the total collections applied to the General Environmental Management, Inc. of Delaware's indebtedness during any said month is greater than forty (40) days, the charge pursuant to (b) above shall be increased by one-fourth of one per cent (1/4%) for each such five day period. Under terms of the agreement, General Environmental Management, Inc of Delaware assumes full risk of non-payment, and unconditionally guarantees to the lender the full and prompt payment of the full-face amount of the Purchased Accounts. If any Purchased Account shall remain unpaid after ninety (90) days, or if lender shall otherwise deem itself insecure for any reason whatsoever, or if any account debtor shall become bankrupt, insolvent or subject of a reorganization, the lender may require General Environmental Management, Inc of Delaware to repurchase such Purchased Account plus any lender's costs relating to collection of such Purchased Account. The agreement is for a term of six months and shall be automatically renewable for successive six-month terms unless terminated by General Environmental Management, Inc. of Delaware by notification to lender in writing at least sixty (60) days before the end of any renewal term. The Agreement was renewed through December 31, 2005, and is secured by all of General Environmental Management, Inc. of Delaware's assets and personally guaranteed by certain stockholders of the Company. The amounts due to the lender under this agreement were $914,416 as of June 30, 2005.

     7. NOTES PAYABLE TO INVESTORS

     Notes payable to investors consist of the following at June 30, 2005:

                                                                    2005
                                                              -------------
        (A) 2004 Convertible notes under Loan and Security    $     569,659
            Agreement
        (B) Notes payable to related party                          600,000
        (C) Notes payable to investor                               100,000
        Valuation discount                                         (79,111)
                                                              -------------
        Notes payable, current                                $   1,190,548
                                                              =============

      (A) During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the TSDF located in Rancho Cordova, California. The total funds generated were $2,408,837, of which $915,000 was outstanding as of December 31, 2004. The notes are secured by substantially all of the assets of the Company and carry an interest rate of eight percent (8%) per annum and principal and interest are convertible on a dollar for dollar basis to common stock. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. During the six months ended June 30, 2005 the company repaid $120,000 of these notes and $275,000 of these convertible notes plus accrued interest of $27,105 had been converted to 302,105 shares of common stock. As of June 30, 2005, notes payable of $520,000 plus accrued interest remain outstanding, and were due January 2005. The company is currently in negotiations over extension or conversion of the notes to equity.

     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes were considered to be interest expense. As such, in prior periods, the Company recorded $102,221 as a debt discount related to this beneficial conversion feature. The Company also allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount is recognized as interest expense over the period until the notes mature or are converted. The company used the black scholes valuation model and determined that the value of the warrants issued was $$193,490, and recorded such amount as a debt discount. Accordingly, the Company recorded an aggregate debt discount of $295,177 relating to the issuance of the warrants and the value of the beneficial conversion feature. As of December 31, 2004, $250,697 of this discount had been amortized. The remaining unamortized amount of the debt discount of $45,014 as of December 31, 2004 was amortized and reflected as interest expense during the six months ended June 30, 2005.

     (B) Notes payable are unsecured, are due to a related party and are due at various dates through December 2005. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of June 30, 2005 no warrants have been exercised.

     (C) Notes payable are unsecured and are payable to an individual due August, 2005. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holder was issued 20,000 warrants to purchase common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of June 30, 2005 no warrants have been exercised.

     The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount is recognized as interest expense over the period until the notes mature or are converted. The aggregate debt discount on the Notes B and C, described above, was calculated at $114,502 using the black scholes pricing model, of which $35,391 was amortized during the six months ended June 30, 2005 and included in interest and financing costs in the accompanying statement of operations.

     8. LONG TERM DEBT

     A summary of the below noted Term financing as of June 30, 2005 is as follows:

                                                       2005
                                                  --------------
     (a) Note Payable, People View                $        4,769
     (b) Note payable, truck                               4,163
     (c) Note payable, truck                               4,163
     (d) Note payable, truck                              10,752
     (e) Note payable, truck                              10,752
     (f) Note Payable, Firestone Associates              159,706
     (f) Note Payable, Firestone Environmental           159,706
                                                  --------------
                                                         354,011
     Less current portion                                117,319
                                                  --------------
     Notes payable, net of current portion        $      236,692
                                                  ==============

     (a) Unsecured note, payable in monthly installments of $1,250 beginning in March 2005 including interest of 4% per annum through October 2005.

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

     (f) The Company entered into two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc. doing business as Prime Environmental Services Company and Firestone Associates, Inc. doing business as Firestone Energy Company. The notes are secured by the assets purchased from the two companies. Each seller was given a $220,000 note for an aggregate total of $440,000. The notes carry an interest rate of 8% and are due in installments through August of 2009. The notes have two accelerated principal payments due on April 5, 2005 and on October 15, 2005 of $27,500 per note per payment for which the Company receives a discount on the principal value of the note of $3,250 per note per payment. The balances of the combined notes as of June 30, 2005 were $319,412.

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

     During the first quarter of 2005, 105,000 shares of the Company's common stock were issued for cash . The common stock was sold at a price of $1.00 per share.

     The Company issued $1,405,000 of convertible notes in lieu of common stock during the first two quarters ended June 30, 2005 because the Company did not have authorized shares available to issue. The notes carried an interest rate of eight percent (8%) per annum and, once the Company had, by vote of the shareholders, increased the authorized shares of common stock to 200 million shares, the notes were subject to mandatory conversion on a dollar for dollar basis for principal and accrued interest into common stock at a share price of $1.00 per share with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. The terms of the conversion were based on the then share price used for private placement of common stock for General Environmental Management, Inc. as the price for the Company shares on the open market was not representative of the market price for the stock because of the limited trading in the stock and the fact that the available shares for trading represented approximately 4% of the total shares outstanding. On March 15, 2005 the Shareholders of the Company approved the increase in authorized shares by amendment and restatement of the Company's Articles of Incorporation. Through June 30, 2005 there were twenty five notes issued totaling $1,405,000. As of June 30, 2005 all notes, including $18,706 of accrued interest, had been converted into 1,423,874 shares of common stock at a price of $1.00 per share and 711,946 warrants with an exercise price of $1.25 and expiration dates through June 30, 2008.

     The Company also issued $80,000 of convertible promissory notes during the second quarter. The notes carried an interest rate of ten percent (10%) per annum and provided, at the option of the investor or of the Company at any time prior to the maturity date, for conversion of the principal amount of the note into the Company's common stock on the basis of one share of common stock for each $1.00 in unpaid principal and accrued interest with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. On June 30, 2005 the Company compelled the conversion of all notes, including $1,693 of accrued interest, into 81,694 shares of common stock at a price of $1.00 per share and 40,847 warrants with an exercise price of

     $1.25 and an expiration date of June 30, 2008. In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be interest expense. As such, the Company recorded $28,000 as a debt discount related to this beneficial conversion feature. The company also used the black scholes valuation model and determined that the value of the warrants issued was $13,667, and recorded such amount as a debt discount. During the six months ended June 30, 2005, the company recognized the aggregate amount of the recorded debt discount of $41,667 as interest expense related to the accretion of the debt discount up to the date of conversion.

     During the first quarter of 2005, 2,678 shares of the Company's common stock were issued in exchange for legal services. The common stock was valued at a price of $1.00 per share.

     See also Note 7(a) for additional shares issued upon conversion of debt.

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

     Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company's stock on the same terms as issued. As of June 30, 2005 there were 6,166,801 warrants outstanding with strike prices ranging from $1.00 to $4.00 per share of common stock, and expiration dates through August of 2008.

                                                                   Warrants
     Warrants outstanding, January 1, 2005                        5,755,038
     Warrants granted                                             1,671,763
     Warrants exercised                                           1,260,000
                                                                  ---------
     Warrants outstanding, June 30, 2005                          6,166,801
                                                                  ---------

     During the six months ended June 30, 2005 the Company received $353,126 on exercise of warrants and granted an additional 1,671,763 at prices ranging from $1.00 to $1.25.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FORWARD LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes", "expects", "intends", "anticipates", "plans to", "estimates", " projects", or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include , but are not limited to, those discussed in the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results". Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission ( the "SEC"), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2005.

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

     During 2003 and 2004 GEM acquired the assets of Envectra, Inc., Prime Environmental Services, Inc.(Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental Management of Rancho Cordova, LLC. The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare. The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime's Seattle office. All Prime services are now offered under the GEM name. The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment Storage Disposal Facility (TSDF) in Rancho Cordova, California. The facility provides waste management services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

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

     The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $3,692,628 during the six months ended June 30, 2005. The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $3,078,890 as of June 30, 2005. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company's ability to continue as a going concern.

     THREE AND SIX MONTHS ENDED JUNE 30, 2005 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

     Revenues

     Total revenues were $4,246,795 for the three months ended June 30, 2005, representing an increase of $2,929,905 or 222% compared to the three months ended June 30, 2004. Total revenues were $7,541,256 for the six months ended June 30, 2005, representing an increase of $4,778,020 or 173% compared to the six months ended June 30, 2004. The increase in revenue can be attributed to revenue associated with the acquisition of Prime and the TSDF. The Company was successful in offsetting any accounts lost subsequent to the acquisitions in mid 2004 with organic growth in sales.

     Cost of Revenues

     Cost of revenues for the three months ended June 30, 2005 were $3,670,251 or 86% of revenue, as compared to $1,203,841 or 91% of revenue for the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 were $6,506,777 or 86% of revenue, as compared to $2,525,946 or 91% of revenue for the six months ended June 30, 2004. The change in the cost of revenue in comparison to prior years is due to increased volume. The improvement of the ratio of the cost of revenue to sales over the same periods for the prior year resulted from higher margin business related to the Prime acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company's TSDF in Rancho Cordova, California.

     Operating Expenses

     Operating expenses for the three months ended June 30, 2005 were $2,711,040 or 64% of revenue as compared to $1,064,413 or 81% of revenue for the same period in 2004. Operating expenses for the six months ended June 30, 2005 were $4,473,717 or 59% of revenue as compared to $2,010,219 or 73% of revenue for the same period in 2004. The increase in expenses over the prior periods is attributable to increased staff from the acquisitions made in mid 2004 as well as additional staff hired in anticipation of the Company's expansion in the Western region. The Company has incurred higher rent expense from the addition of the facility utilized by Prime and higher liability insurance because of the increase in sales. The Company has also incurred higher professional service fees related to the reverse merger in February 2005 and initiating SEC reporting requirements. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company's ability to achieve economies of scale during the integration of recent acquisitions.

     Depreciation and Amortization

     Depreciation and amortization expenses for the three months ended June 30, 2005 were $63,475, or 1.5% of revenue, as compared to $18,509, or 1.4% of revenue for the same period in 2004. Depreciation and amortization expenses for the six months ended June 30, 2005 were $142,813, or 1.9% of revenue, as compared to $36,550, or 1.3% of revenue for the same period in 2004. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2004.

     Interest Expense

     Interest expense for the three months ended June 30, 2005 were $221,653, or 5.2% of revenue, as compared to $52,614, or 4.0% of revenue for the same period in 2004. Interest expense for the six months ended June 30, 2005 were $366,752, or 4.9% of revenue, as compared to $104,898, or 3.8% of revenue for the same period in 2004. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial and the additional debt issued as part of the Company's fund raising activities during 2004 and the first half of 2005.

     Other Non-Operating Income

     The Company had other non-operating income for the three months ended June 30, 2005 of $31,320, or 0.7% of revenue, and $1,933 for the same period in 2004. The Company had other non-operating income for the six months ended June 30, 2005 of $107,230, or 1.4% of revenue, and $1,933 for the same period in 2004. Non-Operating income for the six months consisted of a one time benefit from a legal settlement of approximately $53,000 and continuing rental income from the lease of an office building in Rancho Cordova, California.

     Net Loss

     The net loss for the three months ended June 30, 2005 was $2,320,186 or 55% of revenue as compared to a loss of $1,002,045, or 76.1% of revenue for the same period in 2004. The net loss for the six months ended June 30, 2005 was $3,692,628, or 49% of revenue as compared to a loss of $1,875,894, or 68% of revenue for the same period in 2004. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash

     Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended June 30, 2005 was $1,090,981 as compared to $841,013 for the same period in 2004. Net cash used in operations for the six months ended June 30, 2005 was $3,371,091 as compared to $987,411 for the same period in 2004.

     Liquidity

     The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At June 30, 2005 the company had cash of about $19,000. In order to meet the Company's future needs the Company will have to raise capital through the issuance of debt and/or common stock.

     Cash Flows for the Six Months Ended June 30, 2005

     Operating activities for the six months ended June 30, 2005 used $3,242,695 in cash. Accounts receivable, net of allowances for bad debts, totaled $3,409,609 as of June 30, 2005 as compared to the December 31, 2004 balance of $2,553,447. The increase in accounts receivable is directly related to the increase in sales over the same period for 2004 as noted above. Accounts payable totaled $3,095,171 as of June 30, 2005 as compared to an accounts payable balance of $3,408,422 for December 31, 2004. The decrease in accounts payable over the prior year was due to the Company's efforts to reduce balances outstanding to key vendors.

     The Company used cash for investment in plant property and equipment, deposits and in modifications of its permit for its TSDF in Rancho Cordova, California totaling approximately $139,801 for the six months ended June 30, 2005. The company used approximately $3,111,473 in cash for investment purposes during the same period in 2004.

     The Company raised $615,837 cash from financing activity, net of repayments of debt, through the issuance of debt, common stock and increases in the outstanding balances of the Company's revolving line of credit.

     The consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $3,692,628 and utilized cash in operating activities of $3,242,695 during the six months ended June 30, 2005. As of June 30 2005, the Company has current liabilities exceeding current assets by $3,078,890. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     STOCKHOLDER MATTERS

     Stockholders' equity was $615,837 on June 30, 2005, or $0.02 per share outstanding. On February 14, 2005, in conjunction with the reverse merger between Ultronics and GEM, Reed Jensen submitted his resignation as sole director of the Company, which became effective March 1, 2005. Mr. Jensen as the sole director appointed Tim Koziol as director. On March 1, 2005, Tim Koziol appointed John Brunkow, Clyde Rhodes and James Stapleton as directors of the Company. The Company held a special meeting of its stockholders on March 15, 2005 to approve amended and restated articles of incorporation, change the Company's name to General Environmental Management, Inc. of Nevada, convert all existing classes of stock to common and increase the authorized shares to 250,000,000 of which 50,000,000 shares were authorized as preferred stock. The stockholders approved the matters put before them as noted above.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

     Exhibit 31.1 CEO Certification - Page 29

     Exhibit 32.1 CFO Certification - Page 30

         (b) Reports on Form 8-K
                  1. Report of Acquisition or Disposition of Assets; filed with the commission on 2/18/05
                  2. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; filed with the commission on 3/4/05 3. Amendments to Articles of Incorporation or Bylaws; filed with the commission on 3/23/05.
                  4. Financial Statements and Exhibits of businesses acquired; filed with the Commission on 5/6/05 5. Unregistered Sales of Equity Securities; filed with the Commission on 5/16/05 6. Disclosure of Change in the Registrant's Certifying Accountant; filed with the commission on 5/20/05
                  7. Amended Filing of Disclosure of Change in the Registrant's Certifying Accountant; filed with the commission on 6/1/05 8. Disclosure of Departure of Directors or Principal Officers; filed with the commission on 6/17/05 9. Unregistered Sales of Equity Securities; filed with the Commission on 7/5/05 10. Disclosure of Departure of Directors or Principal Officers; filed with the commission on 8/8/05

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL ENVIRONMENTAL MANAGEMENT, INC



Dated:  August 13, 2005         /s/ Timothy J. Koziol
        ---------------         -------------------------------------
                                Timothy J. Koziol, President, CEO and
                                Chairman of the Board of Directors


Dated:  August 13, 2005        /s/ Brett M. Clark
        ---------------         -------------------------------------
                                Brett M. Clark, Vice President of Finance
                                Chief Financial Officer

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


Date:    August 13, 2005

                             /s/ Timothy J. Koziol
                         Timothy J. Koziol, President,
                  CEO, and Chairman of the Board of Directors

Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Brett M. Clark, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10QSB of General Environmental Management, Inc. for the quarterly period ending June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of General Environmental Management, Inc. of Nevada.



Date: August 13, 2005     By: /s/ Bret M. Clark
      ---------------     ---------------------------------------------
                     Brett M. Clark, Vice President of Finance, Chief Financial Officer