Form 10QSB
period 2005-09-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2005-11-17
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38

                     General Environmental Management, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                     87-0485313
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


  3191 Temple Ave., Suite 250, Pomona, CA             91768
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code     (909) 444-9500

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

             Class                          Outstanding as of September 30, 2005
$.001 PAR VALUE COMMON STOCK                        27,746,399 SHARES

                     GENRAL ENVIRONMENTAL MANAGEMENT, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                               TABLE OF CONTENTS

                                                                                                                    Page No.
Part I  Financial Information
Item 1. Financial Statements (unaudited)................................................................................3
        Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004................4
        Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
        September 30, 2005 and 2004 (Unaudited).........................................................................5
        Condensed Consolidated Statement of Shareholders' Equity for the Nine Months Ended
        September 30, 2005 (Unaudited)..................................................................................6
        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2005 and 2004 (Unaudited).........................................................................7
        Notes to the Condensed Consolidated Financial Statements (Unaudited)............................................9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................20
Item 3. Controls and Procedures.........................................................................................25

Part II Other Information...............................................................................................26
Item 1. Legal Proceedings...............................................................................................26
Item 2. Changes in Securities...........................................................................................26
Item 3. Defaults Upon Senior Securities.................................................................................26
Item 4  Submission of Matters to a Vote of Security Holders.............................................................26
Item 5. Other Information...............................................................................................26
Item 6. Exhibits and Reports on Form 8K.................................................................................27

        Signatures......................................................................................................28
        CEO Certification.............................................................................................. 29
        CFO Certification.............................................................................................. 30

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,      December 31,
                                                                        2005                   2004
                                                                    --------------    --------------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS:
Cash in bank                                                        $      148,549    $      553,658

Accounts receivable, net of allowance for doubtful accounts of
     $236,021 and $267,900, respectively                                 3,949,167         2,553,447
Supplies inventory                                                          36,162            43,418
Prepaid expenses and current other assets                                   96,329            96,991
                                                                    --------------    --------------
Total Current Assets                                                     4,230,207         3,247,514
                                                                    --------------    --------------

Property and Equipment - Net of accumulated depreciation
  $806,317 and $610,218 respectively                                     2,338,470         2,447,298
Restricted cash                                                            562,037           552,570
Permit                                                                     315,894           251,441
Deposits                                                                    97,827            38,475
Goodwill                                                                   644,647           644,647
                                                                    --------------    --------------

TOTAL ASSETS                                                        $    8,189,082    $    7,181,945
                                                                    ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable - factor agreement                                    $      586,136    $      421,304
Accounts payable                                                         2,338,234         2,868,194
Accrued expenses                                                           923,353           558,276
Accrued Disposal costs                                                     766,990           363,483
Payable to related party                                                   264,224           540,228
Deferred rent                                                               17,101            17,452
Current portion of notes payable                                           117,269           175,373
Notes payable to investors                                               1,319,843           914,078
                                                                    --------------    --------------
Total Current Liabilities                                                6,333,150         5,858,388
                                                                    --------------    --------------
Notes payable, net of current portion                                    1,400,578           340,651
                                                                    --------------    --------------

STOCKHOLDERS' EQUITY
Preferred stock, 10%, convertible, $.001 par value, 50,000,000
   shares authorized, 250,000 shares issued and outstanding                    250                 -
Common stock, $.001 par value, 200,000,000 shares authorized,
   27,746,399 and 17,563,830  shares issued and outstanding,
   respectively                                                             27,746            17,564
Additional paid in capital                                              13,139,321         9,204,476
Accumulated deficit                                                    (12,711,963)       (8,239,134)
                                                                    --------------    --------------
Total Stockholders' Equity                                                 455,354           982,906
                                                                    --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    8,189,082    $    7,181,945
                                                                    ==============    ==============


     See accompanying notes to condensed consolidated financial statements.
                                       4

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Nine months ended               Three months ended
                                                   September 30,     September 30,     September 30,     September 30,
                                                       2005              2004              2005              2004
                                                  --------------    --------------    --------------    --------------
REVENUES                                          $   12,702,467    $    5,604,211    $    5,161,211    $    2,840,975
COST OF REVENUES                                      10,516,971         5,020,889         4,010,194         2,494,943
                                                  --------------    --------------    --------------    --------------

GROSS PROFIT                                           2,185,496           583,322         1,151,017           346,032

OPERATING EXPENSES                                     6,109,085         3,405,884         1,635,368         1,395,665
                                                  --------------    --------------    --------------    --------------

OPERATING LOSS                                        (3,923,589)       (2,822,562)         (484,351)       (1,049,633)

OTHER INCOME (EXPENSE):
Interest income                                            9,467                 -             3,335                 -
Interest and financing costs                            (533,172)         (412,519)         (166,420)         (307,621)
Other non-operating income                               131,879            18,664            24,649            16,731
                                                  --------------    --------------    --------------    --------------

Net Loss                                              (4,315,415)       (3,216,417)         (622,787)       (1,340,523)

Beneficial conversion feature on the
 series A convertible preferred stock                   (157,414)               -           (157,414)                -
                                                  --------------    --------------    --------------    --------------

Net Loss applicable to common share holders       $   (4,472,829)   $   (3,216,417)   $     (780,201)   $   (1,340,523)
                                                  ==============    ==============    ==============    ==============

CALCULATIONS OF NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED:

      Net loss applicable to common               $        (.18)    $         (.26)   $         (.03)   $         (.10)
                                                  ==============    ==============    ==============    ==============

Weighted average shares of common stock
  outstanding, basic and diluted                      25,201,622        12,443,015        27,566,236        13,553,937
                                                  ==============    ==============    ==============    ==============


   See accompanying notes to the condensed consolidated financial statements
                                       5

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                  (UNAUDITED)


                                                                               Additional
                                  Common Stock           Preferred Stock     Paid In Capital    Accumulated
                               Shares       Amount      Shares     Amount        Common           Deficit          Total
                             ----------   ---------   ---------  ---------   ---------------   -------------    -------------
Balance, January 1, 2005     17,563,830   $  17,564              $           $     9,204,476   $  (8,239,134)  $     982,906

Issuance of common stock
  for cash and accrued
  interest                    1,528,706       1,529                                1,527,177                       1,528,706

Issuance of Convertible
  Preferred Stock
  for cash                                            250,000        250             224,750                         225,000

Beneficial conversion
  feature on preferred
  shares                                                                             157,414        (157,414)              -

Reverse Merger with
  Ultronics Acquisition      6,000,000        6,000                                   (6,000)                              -

Issuance of Common Stock
  on exercise of warrants    1,610,000        1,610                                  564,016                         565,626

Valuation of warrants and
  beneficial conversion
  feature on issued notes
  payable                                                                            180,974                         180,974

Issuance of common stock
 for services                  659,892         659                                   913,600                         914,259

Issuance of common stock
  on conversion of debt        383,971         384                                   372,914                         373,298

Net loss for the nine
  months ended
  September 30, 2005                                                                              (4,315,415)      (4,315,415)
                             ----------   ---------   ---------  ---------   ---------------   -------------    -------------
                             27,746,399   $  27,746     250,000  $     250   $    13,139,321   $ (12,711,963)   $     455,354
                             ==========   =========     =======  =========   ===============   =============    =============

            GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2005             2004
                                                                 -------------    -------------
OPERATING ACTIVITIES
Net loss                                                         $  (4,315,415)   $  (3,216,417)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization                                     192,031           65,858
     Amortization of discount on notes                                 129,424                -
     Common stock issued for services                                  914,258          105,448
     Changes in assets and liabilities:
        Accounts Receivable                                         (1,395,720)        (946,441)
        Prepaid and other current assets                                   662         (202,896)
        Supplies inventory                                               7,256           (9,465)
        Accounts Payable                                              (529,960)       1,500,714
        Accrued interest on convertible notes                           60,689                -
                Accrued expenses and other liabilities                 492,230          466,670
                                                                 -------------    -------------
        NET CASH USED IN OPERATING ACTIVITIES                      (4,444,545)       (2,236,529)
                                                                 -------------    -------------

INVESTING ACTIVITIES:
  Acquisition, net of cash received, stock and warrants issued
    And notes payable issued to seller                                       -       (2,700,000)
        Increase in deposits and restricted cash                       (68,819)        (567,520)
        Increase in permits                                            (64,453)          (1,441)
        Additions to property and equipment                            (83,203)         (56,871)
                                                                 -------------    -------------
       NET CASH USED IN INVESTING ACTIVITIES                          (216,475)      (3,325,832)
                                                                 -------------    -------------

FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft                                      -          (32,842)
  Net advances from notes payable- factor                              164,832          (36,249)
  Issuance of notes payable                                          1,187,500              514
  Repayments of convertible notes                                     (125,076)               -
  Payment of notes payable                                            (185,677)         (24,270)
  Proceeds from issuance of  notes                                     895,000        2,408,837
  Proceeds from issuance of common stock                             1,528,706        1,159,965
  Proceeds from exercise of warrants                                   565,626        1,161,402
  Proceeds from issuance of convertible preferred stock                225,000          422,400
                                                                 -------------    -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,255,911        5,059,757
                                                                 -------------    -------------

        DECREASE IN CASH AND CASH EQUIVALENTS                         (405,109)        (502,604)

Cash and cash equivalents at beginning of period                       553,658          546,181
                                                                 -------------    -------------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     148,549    $      43,577
                                                                 =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
        Interest expense                                         $     185,224    $      71,412
                                                                 =============    =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2005 the convertible note holders converted $373,298 of notes and accrued interest into 383,971 shares of common stock.

During the nine months ended September 30, 2005, the Company reflects note discount for warrants issued and beneficial conversion features that valued at $180,974.

See accompanying notes to the condensed consolidated financial statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $4,315,415 and utilized cash in operating activities of $4,444,545 during the nine months ended September 30, 2005. As of September 30, 2005 the Company had current liabilities exceeding current assets by $2,102,943. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

(d) Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables result primarily from removal or transportation of waste, and the concentration of credit risk is limited to a broad customer base located through out the Western United States.

(e) Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit- factor agreement, due to related party, and convertible notes payable as of September 30, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments.

(f) Trade Receivables

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At September 30, 2005 trade receivables had a net balance in the amount of $3,949,167, net of an allowance of $236,021.

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

(l)     Stock Compensation Costs

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for the stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss as all options granted had an exercise price equal to or greater than the market value of Company's underlying common stock at the date of grant. Had the company elected to recognize compensation costs based on fair value of the stock and stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the service period of the underlying instrument and the Company's net loss and net loss per common share would increase to the amounts indicated in the table below (which are not intended to be indicative of or a projection of future results):

                                                                        Nine Months Ended
                                                                           September 30,
                                                                       2005             2004
                                                                  -------------    -------------
     Net loss                                                     $  (4,315,415)   $  (3,216,417)
     Less: stock based employee compensation expense determined
     under the fair value method for all awards                        (539,296)               -
                                                                  -------------    -------------
       Pro forma net loss                                         $  (4,854,711)   $  (3,216,417)
                                                                  =============    =============

     Basic loss per weighted average share, as reported           $        (.16)   $        (.26)
                                                                  =============    =============
     Pro forma Basic loss per weighted average share              $        (.19)   $        (.26)
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

In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

4.      ACQUISITIONS

On June 23, 2004, the Company entered into a Membership Interest Purchase Agreement to acquire an EPA Part B fully permitted hazardous waste Treatment, Storage, and Disposal facility (TSDF) located in Rancho Cordova, California from Pollution Control Industries, Inc. The aggregate purchase price for the facility was $2,500,000. The acquisition was accounted for as a purchase. The purchase price was allocated as follows:

        Property and equipment $     2,090,280
        Permits                        250,000
        Goodwill                       159,720
                               ---------------
          Total                $     2,500,000
                               ===============

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

        Inventory              $         8,000
        Property and Equipment         224,825
        Goodwill                       475,527
                               ---------------
        Total                  $       708,352
                               ===============

The following sets out the pro forma operating results for the nine months ended September 30, 2004 for the Company had the acquisitions occurred as of January 1, 2004:

                                              Unaudited
                                          Nine Months Ended
                                            September 30,
                                           2004 Pro Forma
                                          ---------------
Net sales                                 $     9,679,824
Cost of sales                                   7,680,494
                                          ---------------
        Gross profit                            1,999,330
                                          ---------------

Operating expenses                              4,756,804
                                          ---------------
        Operating loss                         (2,757,474)
Other income (expense):
   Interest income                                      -
   Interest expense and amortization of
    deferred financing costs                     (521,847)
Other non-operating income                         18,664
                                          ---------------
         NET LOSS                         $    (3,260,657)
                                          ===============

Loss per weighted average share,
  basic and diluted                       $          (.26)
                                          ===============

5. RELATED PARTY TRANSACTIONS

During the nine months of 2005 and 2004 the Company incurred $607,257 and $385,000 respectively in fees for advisory services provided by General Pacific Partners ("GPP"), a company operated by a prior member of the Board of Directors of the Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of September 30, 2005 the Company had $264,224 in amounts payable to General Pacific Partners for fees related to services.

During the nine months ended September 30, 2005, the Company converted $657,214 of amounts due to GPP for services in exchange for the issuance of 657,214 shares of the Company's common stock. The shares issued were valued at the market price at the date of issuance, which resulted in an additional cost of $254,257 upon conversion that has been included in operating expenses in the accompanying statement of operations.

See Note 7 for Notes Payable to this entity.

6. LINE OF CREDIT

The Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the "Agreement") with a lender beginning May 2002. The Agreement was amended on October 14, 2004. Under terms of the amended Agreement, the lender will purchase from General Environmental Management, Inc. of Delaware some or all of General Environmental Management, Inc. of Delaware's accounts receivable (the "Purchased

Accounts"), advancing cash to General Environmental Management, Inc. of Delaware up to 70% of the Purchased Accounts, up to a maximum indebtedness of $1,250,000. In consideration of purchase of said accounts receivable, General Environmental Management, Inc of Delaware will pay to lender (a) interest on the aggregate outstanding indebtedness at the rate of 3.0% per annum plus the Prime Rate in effect at the end of each month with the Prime Rate never being less than four and three fourths of a percent (4.75%) per annum, and (b) a fee of one and two tenths percent (1.2%) of the face amount of the Purchased Accounts which will be deducted from any cash advance. If the product of thirty days multiplied by the ratio of the total amount of Purchased Accounts at the beginning of any month divided by the total collections applied to the General Environmental Management, Inc. of Delaware's indebtedness during any said month is greater than forty (40) days, the charge pursuant to (b) above shall be increased by one-fourth of one per cent (1/4%) for each such five day period. Under terms of the agreement, General Environmental Management, Inc of Delaware assumes full risk of non-payment, and unconditionally guarantees to the lender the full and prompt payment of the full-face amount of the Purchased Accounts. If any Purchased Account shall remain unpaid after ninety (90) days, or if lender shall otherwise deem itself insecure for any reason whatsoever, or if any account debtor shall become bankrupt, insolvent or subject of a reorganization, the lender may require General Environmental Management, Inc of Delaware to repurchase such Purchased Account plus any lender's costs relating to collection of such Purchased Account. The agreement is for a term of six months and shall be automatically renewable for successive six-month terms unless terminated by General Environmental Management, Inc. of Delaware by notification to lender in writing at least sixty (60) days before the end of any renewal term. The Agreement was renewed through December 31, 2005, and is secured by all of General Environmental Management, Inc. of Delaware's assets and personally guaranteed by certain stockholders of the Company. The amounts due to the lender under this agreement were $586,136 as of September 30, 2005.

7. NOTES PAYABLE TO INVESTORS

Notes payable to investors consist of the following at September 30, 2005 and December 31, 2004

                                                                  2005         2004
                                                              ----------   ----------
(A) 2004 Convertible notes under Loan and Security Agreement  $  573,116   $  959,093
(B) Notes payable to related party                               738,825
(C) Notes payable to investor                                    104,466
Valuation discount                                               (96,564)     (45,014)
                                                              ----------   ----------
Notes payable, current                                        $1,319,843   $  914,079
                                                              ==========   ==========

 (A) During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the TSDF located in Rancho Cordova, California. The total funds generated were $2,408,837, of which $915,000 was outstanding as of December 31, 2004. The notes are secured by substantially all of the assets of the Company and carry an interest rate of eight percent (8%) per annum and principal and interest are convertible on a dollar for dollar basis to common stock. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental

Management, Inc at $1.25 per share of common stock. During the nine months ended September 30, 2005 the company repaid $120,000 of these notes and $275,000 of these convertible notes plus accrued interest of $27,105 had been converted to 302,105 shares of common stock. As of September 30, 2005, notes payable of $520,000 plus accrued interest remain outstanding, and were due June 30, 2006.

In accordance with generally accepted accounting principles the difference between the conversion price and the Company's stock price on the date of issuance of the notes were considered to be interest expense. The Company also allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount is recognized as interest expense over the period until the notes mature or are converted. The company used the black scholes valuation model and determined that the value of the warrants issued was $295,711, and recorded such amount as a debt discount. Accordingly, the Company recorded an aggregate debt discount of $295,711 relating to the issuance of the warrants and the value of the beneficial conversion feature. As of December 31, 2004, $250,697 of this discount had been amortized. The remaining unamortized amount of the debt discount of $45,014 as of December 31, 2004 was amortized and reflected as interest expense during the nine months ended September 30, 2005.

(B) Notes payable are unsecured, are due to a related party and are due at June 30, 2006. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of September 30, 2005 no warrants have been exercised. (C) Notes payable are unsecured and are payable to an individual due June 30, 2006. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holder was issued 20,000 warrants to purchase common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of September 30, 2005 no warrants have been exercised. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount is recognized as interest expense over the period until the notes mature or are converted. The aggregate debt discount on the Notes B and C, described above, was calculated at $114,502 using the black scholes pricing model, of which $37,628 was amortized during the nine months ended September 30, 2005 and included in interest and financing costs in the accompanying statement of operations.

8. LONG TERM DEBT

A summary of the below noted Term financing as of September 30, 2005 and December 31, 2004 are as follows:

                                  September 30,   December 31,
                                      2005           2004
                                  -------------   -----------
(a) Note Payable, People View     $       2,315   $     8,570
(b) Note payable, truck                   2,776        13,754
(c) Note payable, truck                   2,776        13,925
(d) Note payable, truck                   9,718        24,158
(e) Note payable, truck                   9,718         6,939
(f) Note payable, truck                       -         6,939
(g) Note Payable, Firestone
    Associates                          151,522       208,101
(h) Note Payable, Firestone
    Environmental                       151,522       208,101
(g) Notes Payable, Alliance           1,250,000
                                  -------------   -----------
                                      1,580,347       490,487
Loan Discount                           (62,500)
Less current portion                    117,269       175,373
                                  -------------   -----------
Notes payable, net of current
 portion                          $   1,400,578   $   315,114
                                  =============   ===========

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

(f) The Company entered into two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc. doing business as Prime Environmental Services Company and Firestone Associates, Inc. doing business as Firestone Energy Company. The notes are secured by the assets purchased from the two companies. Each seller was given a $220,000 note for an aggregate total of $440,000. The notes carry an interest rate of 8% and are due in installments through August of 2009. The notes have two accelerated principal payments due on April 5, 2005 and on October 15, 2005 of $27,500 per note per payment for which the Company receives a discount on the principal value of the note of $3,250 per note per payment. The balances of the combined notes as of September 30, 2005 were $303,043.

(g) On September 12, 2005, our wholly owned subsidiary, General Environmental Management of Rancho Cordova, LLC, ("GEM LLC") entered into a $1.25 million secured, long-term financing arrangement with The Alliance Portfolio (the "2005 Loan"). Substantially all of the proceeds of the 2005 Loan are being used by us to pay accounts payable and for working capital. The loan is secured by Real Estate.

The terms of the loan documentation relating to the 2005 Loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due On October 1, 2008. The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. In no event will the interest rate be less than 12.99% per annum.

9. CHANGES IN STOCKHOLDERS' EQUITY

On February 14, 2005 the Company acquired General Environmental Management, Inc. through its wholly owned subsidiary, Ultronics Acquisition Corp (UAC). Stockholders of General Environmental Management, Inc. received one share of Ultronics Corporation for each share of General Environmental Management, Inc. In addition, any outstanding warrants or options for General Environmental Management, Inc. were immediately converted into options or warrants for the purchase of Ultronics Corporation shares of Class A voting common stock. The total number of shares outstanding prior to the acquisition of General Environmental Management, Inc. were 6,000,000 for Ultronics and 18,914,408 shares for General Environmental Management, Inc. Immediately after the acquisition there were 24,914,408 shares outstanding of Ultronics Class A common stock. On March 15, 2005 the shareholders of the Company approved the amendment and restatement of the Company's Articles of Incorporation. The restated articles included the conversion of all outstanding shares of Class A voting common stock to common stock; changed the name of the Company to General Environmental Management, Inc.; increased the authorized number of shares of common stock to 200,000,000 shares; and authorized 50,000,000 shares of preferred stock having a par value of $.001.

During the first quarter of 2005, 105,000 shares of the Company's common stock were issued for cash. The common stock was sold at a price of $1.00 per share.

The Company issued $1,405,000 of convertible notes in lieu of common stock during the first three quarters ended September 30, 2005 because the Company did not have authorized shares available to issue. The notes carried an interest rate of eight percent (8%) per annum and, once the Company had, by vote of the shareholders, increased the authorized shares of common stock to 200 million shares, the notes were subject to mandatory conversion on a dollar for dollar basis for principal and accrued interest into common stock at a share price of $1.00 per share with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. The terms of the conversion were based on the then share price used for private placement of common stock for General Environmental Management, Inc. as the price for the Company shares on the open market was not representative of the market price for the stock because of the limited trading in the stock and the fact that the available shares for trading represented approximately 4% of the total shares outstanding. On March 15, 2005 the Shareholders of the Company approved the increase in authorized shares by amendment and restatement of the Company's Articles of Incorporation. Through September 30, 2005 there were twenty five notes issued totaling $1,405,000. As of September 30, 2005 all notes, including $18,706 of accrued interest, had been converted into 1,423,706 shares of common stock at a price of $1.00 per share and 711,946 warrants with an exercise price of $1.25 and expiration dates through June 30, 2008.

The Company also issued $80,000 of convertible promissory notes during the second quarter. The notes carried an interest rate of ten percent (10%) per annum and provided, at the option of the investor or of the Company at any time prior to the maturity date, for conversion of the principal amount of the note into the Company's common stock on the basis of one share of common stock for each $1.00 in unpaid principal and accrued interest with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. On June 30, 2005 the Company compelled the conversion of all notes, including $1,693 of accrued interest, into 81,694 shares of common stock at a price of $1.00 per share and 40,847 warrants with an exercise price of $1.25 and an expiration date of June 30, 2008. In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be interest expense. As such, the Company recorded $28,000 as a debt discount related to this beneficial conversion feature. The company also used the black scholes valuation model and determined that the value of the warrants issued was $13,667, and recorded such amount as a debt discount. During the nine months ended September 30, 2005, the company recognized the aggregate amount of the recorded debt discount of $41,667 as interest expense related to the accretion of the debt discount up to the date of conversion.

During the third quarter the Company raised $225,000 through the issuance of 250,000 units of convertible preferred stock related to the Private Placement Memorandum released August 19, 2005. Each unit consists of one share of Series A Convertible Preferred Stock convertible into one share of common stock beginning one year after the Company accepts a subscription to the units, with an annual dividend on each share of Series A Convertible Preferred Stock of $0.08, payable annually, and, one half (1/2) of a redeemable warrant with each whole warrant entitling the holder to purchase one share of the Company's common stock at an exercise price of $1.25, subject to adjustment, for a period of forty eight (48) months beginning one year from the date the Company accepts a subscription agreement to the units.

The Series A - Preferred Stock contains certain conversion features and 125,000 warrants that were issued in connection with the Preferred Stock pursuant to the Purchaser's respective purchase agreements. In addition 25,000 warrants, valued at $12,372 were issued and $25,000 of fees was accrued as commissions for the placement of the Series A - Preferred Stock. Based upon the existence of these conversion features and the warrants issued, the Company determined that a beneficial conversion feature of $157,414 was required to be recorded as of the date of issuance and has been accounted for as an adjustment to capital and to net loss attributed to common shareholders.


During the first quarter of 2005, 2,678 shares of the Company's common stock were issued in exchange for legal services. The common stock was valued at a price of $1.00 per share.

See also Note 7(a) for additional shares issued upon conversion of debt.

10. STOCK OPTIONS AND WARRANTS

Stock Options

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

On April 1, 2005 the Company's Chief Executive Officer authorized the issuance of 6,000 options to three employees. The strike price for the options was $1.60 per share and was based on the closing market price on the date of issuance. On July 1, 2005 the Company's Chief Executive Officer authorized the issuance of 283,000 options to eight employees. The strike price for the options was $1.30 per share and was based on the closing market price on the date of issuance.

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock, the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company's stock on the same terms as issued. As of September 30, 2005 there were 5,218,651 warrants outstanding with strike prices ranging from $1.00 to $4.00 per share of common stock, and expiration dates through August of 2008.

                                                Warrants
                                              -----------
Warrants outstanding, January 1, 2005           5,755,038
Warrants granted                                2,175,613
Warrants exercised                             (1,610,000)
Warrants expired                               (1,102,000)
                                              -----------
Warrants outstanding, September 30, 2005        5,218,651
                                              ===========

During the nine months ended September 30, 2005 the Company received $565,626 on exercise of warrants and granted an additional 2,175,613 at prices ranging from $1.00 to $1.25.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes", "expects", "intends", "anticipates", "plans to", "estimates", " projects", or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission ( the "SEC"), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2005.

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

During 2003 and 2004 GEM acquired the assets of Envectra, Inc., Prime Environmental Services, Inc. (Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental Management of Rancho Cordova, LLC. The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare. The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime's Seattle office. All Prime services are now offered under the GEM name. The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment

Storage Disposal Facility (TSDF) in Rancho Cordova, California. The facility provides waste management services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

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

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $4,315,415 and utilized cash in operating activities of $4,444,545 during the nine months ended September 30, 2005. The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $2,102,943 as of September 30, 2005. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company's ability to continue as a going concern.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Total revenues were $5,161,211 for the three months ended September 30, 2005, representing an increase of $2,320,236 or 82% compared to the three months ended September 30, 2004. Total revenues were $12,702,467 for the nine months ended September 30, 2005, representing an increase of $7,098,256 or 127% compared to the nine months ended September 30, 2004. The increase in revenue can be attributed to revenue associated with the acquisition of Prime and the TSDF. The Company was successful in offsetting any accounts lost subsequent to the acquisitions in mid 2004 with organic growth in sales.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2005 were $4,010,194 or 78% of revenue, as compared to $2,494,943 or 88% of revenue for the three months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2005 were $10,516,971 or 83% of revenue, as compared to $5,020,889 or 90% of revenue for the nine months ended September 30, 2004. The change in the cost of revenue in comparison to prior years is due to increased volume. The improvement of the ratio of the cost of revenue to sales over the same periods for the prior year resulted from higher margin business related to the Prime acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company's TSDF in Rancho Cordova, California.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 were $1,635,368 or 32% of revenue as compared to $1,395,665 or 49% of revenue for the same period in 2004. Operating expenses for the nine months ended September 30, 2005 were $6,109,085 or 48% of revenue as compared to $3,405,884 or 61% of revenue for the same period in 2004. The increase in expenses over the prior periods is attributable to increased staff from the acquisitions made in mid 2004 as well as additional staff hired in anticipation of the Company's expansion in the

Western region. The Company has incurred higher rent expense from the addition of the facility utilized by Prime and higher liability insurance because of the increase in sales. The Company has also incurred higher professional service fees related to the reverse merger in February 2005 and initiating SEC reporting requirements. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company's ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2005 were $49,218, or 1.0% of revenue, as compared to $29,308, or 1.0% of revenue for the same period in 2004. Depreciation and amortization expenses for the nine months ended September 30, 2005 were $192,031, or 1.5% of revenue, as compared to $65,858, or 1.2% of revenue for the same period in 2004. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2004.

Interest Expense

Interest expense for the three months ended September 30, 2005 were $166,420, or 3.2% of revenue, as compared to $307,621, or 10.8% of revenue for the same period in 2004. Interest expense for the nine months ended September 30, 2005 were $533,172, or 4.2% of revenue, as compared to $412,519, or 7.4% of revenue for the same period in 2004. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial and the additional debt issued as part of the Company's fund raising activities during 2004 and the first half of 2005.

Other Non-Operating Income

The Company had other non-operating income for the three months ended September 30, 2005 of $24,649, or 0.5% of revenue, and $16,731 for the same period in 2004. The Company had other non-operating income for the nine months ended September 30, 2005 of $131,879, or 1.0% of revenue, and $18,664 for the same period in 2004. Non-Operating income for the nine months consisted of a one time benefit from a legal settlement of approximately $53,000 and continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the three months ended September 30, 2005 was $622,787 or 12.1% of revenue as compared to a loss of $1,340,523, or 47.2% of revenue for the same period in 2004. The net loss for the nine months ended September 30, 2005 was $4,315,415, or 34.0% of revenue as compared to a loss of $3,216,417, or 57.4% of revenue for the same period in 2004. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended September 30, 2005 was $1,163,699 as compared to $1,249,118 for the same period in 2004. Net cash used in operations for the nine months ended September 30, 2005 was $4,444,545 as compared to $2,236,529 for the same period in 2004.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $4,315,415 and utilized cash in operating activities of $4,444,545 during the nine months ended September 30, 2005. As of September 30, 2005 the Company had current liabilities exceeding current assets by $2,102,943. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2004. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At September 30, 2005 the company had cash of about $148,000. In order to meet the Company's future needs the Company will have to raise capital through the issuance of debt and/or common stock.

Cash Flows for the Nine Months Ended September 30, 2005

Operating activities for the nine months ended September 30, 2005 used $4,444,545 in cash. Accounts receivable, net of allowances for bad debts, totaled $3,949,167 as of September 30, 2005 as compared to the December 31, 2004 balance of $2,553,447. The increase in accounts receivable is directly related to the increase in sales over the same period for 2004 as noted above. Accounts payable totaled $2,338,234 as of September 30, 2005 as compared to an accounts payable balance of $2,868,194 for December 31, 2004. The decrease in accounts payable over the prior year was due to the Company's efforts to reduce balances outstanding to key vendors.

The Company used cash for investment in plant property and equipment, deposits and in modifications of its permit for its TSDF in Rancho Cordova, California totaling approximately $216,475 for the nine months ended September 30, 2005. The company used approximately $3,325,832 in cash for investment purposes during the same period in 2004.

The Company raised $4,255,911 cash from financing activity, net of repayments of debt, through the issuance of debt, common stock and increases in the outstanding balances of the Company's revolving line of credit.

STOCKHOLDER MATTERS

Stockholders' equity was $455,354 on September 30, 2005, or $0.02 per share outstanding. On February 14, 2005, in conjunction with the reverse merger between Ultronics and GEM, Reed Jensen submitted his resignation as sole director of the Company, which became effective March 1, 2005. Mr. Jensen as the sole director appointed Tim Koziol as director. On March 1, 2005, Tim Koziol appointed John Brunkow, Clyde Rhodes and James Stapleton as directors of the Company. The Company held a special meeting of its stockholders on March 15, 2005 to approve amended and restated articles of incorporation, change the Company's name to General Environmental Management, Inc. of Nevada, convert all existing classes of stock to common and increase the authorized shares to 250,000,000 of which 50,000,000 shares were authorized as preferred stock. The stockholders approved the matters put before them as noted above.

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

The company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated costs of disposal in the same period.

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

INVENTORY COSTS

In November, 2004, the FASB issued Statement of Financial Accounting standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The company is primarily a service provider and as such the adoption of SFAS 151 is not expected to have a significant effect on the Company's financial statements.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

        (d)     None

Item 5.         None

Item 6.         Exhibits and Reports

       (a)    Exhibits

              Exhibit 2.1 Plan of purchase, sale, reorganization, arrangement, liquidation, or succession - Acquisition of General Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

              Exhibit 2.2 Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

              Exhibit 22.1 Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

              Exhibit 22.2 Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

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

               7. Amended Filing of Disclosure of Change in the Registrant's Certifying Accountant; filed with the commission on 6/1/05

               8. Disclosure of Departure of Directors or Principal Officers; filed with the commission on 6/17/05

               9. Unregistered Sales of Equity Securities; filed with the Commission on 7/5/05

               10. Disclosure of Departure of Directors or Principal Officers; filed with the commission on 8/8/05

               11. Disclosure of Risk Factors for the company, Proforma Financial Statements and Exhibits for the year end December 31, 2003 and December 31,2004; filed with the Commission on 8/19/05

               12. Creation of Direct Financial Obligation, Secured loan on real estate related to Rancho Cordova Facility; filed with the Commission on 9/30/05

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL ENVIRONMENTAL MANAGEMENT, INC


Dated:  November 17, 2005      /s/ Timothy J. Koziol
                               Timothy J. Koziol, President, CEO and Chairman
                               of the Board of Directors

Dated:  November 17, 2005     /s/ Brett M. Clark
                              Vice President of Finance, Chief Financial Officer