Form 10KSB
period 2005-12-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2006-03-31
CIK 894556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                        COMMISSION FILE NO.: 33-55254-38

                     GENERAL ENVIRONMENTAL MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                87-0485313
(State of other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

 3191 Temple Ave., Suite 250, Pomona, CA                       91768
(Address of principal executive offices)                     (Zip Code)

                          (909) 444-9500 (Registrant's
                      telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value.

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_____)

      State issuer's revenues for its most recent fiscal year: $18,335,953

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of December 31, 2005
 $.001 PAR VALUE COMMON STOCK                         27,893,576 SHARES

At March 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the issuer was $22,280,875.

                     GENERAL ENVIRONMENTAL MANAGEMENT, INC.
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


Part I                                                                 Page No.
------                                                                 --------
Item 1         Description of Business                                     3
Item 2         Description of Property                                    25
Item 3         Legal Proceedings                                          25
Item 4         Submission of Matters to a Vote of Security Holders        26

Part II
Item 5         Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer
               Purchases of Equity Securities                             26
Item 6         Management's Discussion and Analysis of Financial
               Condition and Results of Operation                         27
Item 7         Financial Statements                                       36
Item 8         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        36
Item 8A        Controls and Procedures                                    37
Item 8B        Other Information                                          37

Part III
Item 9         Directors and Executive Officers of the Registrant         37
Item 10        Executive Compensation                                     39
Item 11        Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters             41
Item 12        Certain Relationships and Related Transactions             42

Part IV
Item 13        Exhibits and Financial Statement Schedules                 43
Item 14        Principal Accountant Fees and Services                     44
               Signatures                                                 45

                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents. General Environmental Management, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

                                     PART I

ITEM 1.  Description of Business

Company Background

General Environmental Management, Inc. formerly, Ultronics Corporation (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company did not have operations from its inception until February 2005, as it was formed for the primary purpose of seeking an appropriate merger candidate.

On February 14, 2005, we acquired all the outstanding shares of General Environmental Management, Inc., a Delaware corporation ("GEM.DE") in exchange for 18,914,408 shares of our class A common stock and as a result, GEM.DE became a wholly owned subsidiary of Ultronics. The acquisition has been treated as a reverse merger (recapitalization) with GEM deemed to be the accounting acquiror, and Ultronics the legal acquirer. We then changed our parent name to General Environmental Management, Inc. on March 16, 2005.

Prior to the merger, GEM.DE acquired:

o    Hazpak Environmental Services, Inc. (HES),

o    the assets of EnVectra, Inc. (EnV),

o the assets of Firestone Environmental Services Company (dba Prime Environmental Services Company), and Firestone Associates, Inc. (dba Firestone Energy Company), and

o 100% of the membership interest in Pollution Control Industries of California, LLC.

Hazpak (HES) was organized as a partnership in February of 1991 specializing in packaging hazardous waste for other hazardous waste management companies. In July of 1992, HES incorporated under the laws of California as Hazpak, Inc. On August 7, 2002 Hazpak, Inc. changed is name to Hazpak Environmental Services, Inc. In March 2003, GEM.DE acquired HES.

On June 23, 2004, we acquired all of the membership interests in Pollution Control Industries of California, LLC. The primary asset of Pollution Control Industries of California, LLC was the real property on which a fully permitted, Part B treatment, storage, disposal facility (TSDF) in Rancho Cordova, California was located. The facility provides service for other environmental service companies and allows us to consolidate waste for more cost effective outbound treatment. Pollution Control Industries of California, LLC changed its name to General Environmental Management of Rancho Cordova, LLC on June 25, 2004.

On July 18, 2003, we acquired the assets of EnVectra, Inc., which included internet-based integrated environmental management software now marketed by us as GEMWare.

On August 1, 2004, we acquired the assets of Prime Environmental Services, Inc. of El Monte, California; which resulted in a significant increase in our revenues and a presence in the states of Washington and Alaska through Prime's Seattle office along with additional clients and revenue in California. All Prime services are now offered under the "General Environmental Management, Inc." name.

Prior to the acquisition of GEM.DE by the Company, GEM.DE focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued internal growth. During the first quarter of 2005, we adjusted our operations to achieve greater efficiencies at the TSDF and at its field service locations.

On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. The proceeds from the term note were used primarily for the acquisition of K2M Mobile Treatment Services, Inc. The proceeds from the non-convertible revolving note were used to repay the outstanding indebtedness then owing by the Company to Gibraltar Financial Corporation, fees and other working capital purposes.

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the registrant acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M registrant paid $1.5 million in cash to the stockholders of K2M. As a result of the agreement, K2M becomes a wholly-owned subsidiary of the registrant. For purposes of accounting for the acquisition of the business of K2M, the effective date of the agreement was March 1, 2006.

Our principal office is in Pomona, California and field service locations in Rancho Cucamonga, CA, Santee, CA, Port Hueneme, CA, Rancho Cordova, CA, Long Beach, CA and Seattle, WA with our TSDF in Rancho Cordova, CA. As of December 31, 2005 we employed 77 employees.

Business Strategy

We intend to build a fully integrated environmental services company. We intend to do this through internal growth, by providing targeted, integrated solutions to the private and public sectors and by making strategic acquisitions of service-focused companies that have a proven customer base and a highly skilled workforce.

Governmental Regulation

Resource Conservation and Recovery Act. The origin of the hazardous waste industry began with the passage of the Resource Conservation and Recovery Act
(RCRA) in 1976. RCRA requires waste generators to distinguish between hazardous and non-hazardous wastes and to treat, store, and dispose of those wastes in accordance with specific regulations. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the Environmental Protection Agency (the "EPA") has established a comprehensive, "cradle-to-grave" system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, unless a specific exemption exists, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary permit application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B permitting process).

RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, ("CERCLA"), also known as "Superfund", was enacted by Congress in December of 1980. CERCLA imposed a tax on the chemical and petroleum industries and gave the EPA the funds and the authority to respond directly to releases of hazardous substances that could endanger public health or the environment. During the ensuing five year period, $1.6 billion was collected and the money was placed into a trust fund for cleaning up abandoned or uncontrolled hazardous waste sites. CERCLA designates those persons responsible for releases of hazardous waste at the sites, generators and facility owners and operators, as strictly, jointly and severally liable for environmental cleanup costs. CERCLA was amended in 1986 to create the Superfund Amendments and Reauthorization Act
(SARA). SARA stresses the importance of innovative technology and permanent remedies in cleaning up hazardous waste sites, increased state involvement, encouraged greater citizen participation, and increased the size of the trust fund to $8.5 billion.

The Superfund Act. The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorize the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liabilities for these responses and other related costs, and for liability with the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances.

The Clean Air Act. The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations, which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

The Clean Air Act requires the EPA, working with the states, to develop and implement regulations, which result in the reduction of volatile organic compound ("VOC") emissions and emissions of nitrogen oxides ("NOx") in order to meet certain ozone air quality standards specified by the Clean Air Act.

The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "HWC MACT") rule of certain Clean Air Act Amendments were promulgated on February 13, 2002. This rule established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

Other Federal Laws. In addition to regulations specifically directed at the transportation, storage, and disposal facilities, there are a number of regulations that may "pass-through" to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each of our facilities addresses these regulations on a case-by-case basis determined by its ability to comply with the pass-through regulations.

In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act, or OSHA, are applicable to all of our operations. This includes both the Technical Services and Site Services operations.

State and Local Regulations

Pursuant to the EPA's authorization of its RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

Some states may classify as hazardous certain wastes that are not regulated under RCRA. For example, California considers used oil as "hazardous wastes" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state laws, the regulations there under and the licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from one year to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

Our facilities are regulated pursuant to state statutes, including those addressing clean water clean air, and local sewer discharge. Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities could be cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

Industry

The environmental services sector includes the following range of services:

     o Transportation, Logistics Management, and Collection - specialized handling, packaging, transportation and disposal of industrial waste, laboratory quantities of hazardous chemicals, household hazardous wastes, and pesticides;
     o Incineration - the preferred method for treatment of organic hazardous waste because it effectively destroys the contaminants;
     o Landfill Disposal - used primarily for the disposal of inorganic wastes;
     o Physical Waste Treatment - used to reduce the volume or toxicity of waste to make it suitable for further treatment, reuse, or disposal;
     o Reuse/Recycle and Fuels Blending - removes impurities to restore suitability for an intended purpose and to reduce the volume of waste;
     o Wastewater Treatment - separates wastes including industrial liquid wastes containing heavy metals, organics and suspended solids through physical and chemical treatment so that the treated water can be discharged to local sewer systems under permits;
     o Remediation and Site Services - includes the maintenance of industrial facilities and equipment such as recurring cleaning in order to continue operations, maintain and improve operating efficiencies, and satisfy safety requirements; the planned cleanup of hazardous wastes sites and the cleanup of accidental spills and discharges, such as those resulting from transportation accidents; and the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated.

For many years, most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to federal, state and local regulation of waste management activities. Environmental laws and regulations impose stringent standards for the management of hazardous wastes and provide penalties for violators. Based on these laws and regulations, generators and others are subject to continuing liability for past disposal and environmental degradation. As a result of (1) the increased liability exposure associated with chemical waste management activities, (2) a corresponding decrease in the availability of insurance and significant cost increases in administering compliance, and (3) the need for facility capital improvements, many generators of hazardous wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain their own technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their hazardous wastes managed by firms that possess or have access to the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements.

At the same time, governmental regulation has resulted in a reduction of the number of facilities available for hazardous waste treatment, storage, or disposal. Many facilities have been unable to meet the strict standards imposed by the environmental laws and regulations. It is in this market we are offering the marketplace a new approach to environmental and waste management issues with targeted, integrated solutions.

Products and Services

We currently provide the following products and services:

Field Services
     o On-Site Services - the provision of professional and fully trained staff to manage clients' environmental needs on location.
     o Lab Packing - the proper combination and packaging of hazardous waste in approved containers to eliminate the potential for reactions among chemical components.
     o Bulk Waste - the managing and transportation of waste in bulk quantities, either as liquids in vacuum tankers or as solids in dumpster type roll off containers.
     o LTL Program - the managing and transportation of containerized waste in Department of Transportation/United Nations approved drums and containers.
     o Transportation - the transportation of clients' waste streams in fully permitted and environmentally outfitted vehicles
     o Emergency Response - the immediate response to hazardous materials or waste incidents for government and industry, including providing quick and appropriate response for potential homeland security incidents.
     o Remediation - project work to clean up contaminated sites facing environmental issues.

Technical Services
     o Provide application software to profile, track any waste streams, and routinely process all compliance reporting requirements with various regulatory agencies.
     o All services may be provided electronically through our software offering.
     o Assist clients with Environmental Health and Safety ("EHS") compliance.
     o    Provide necessary and mandated training on environmental issues.
     o Provide report generation for documentation to agencies overseeing environmental issues.
     o    Provide digital and hard copy waste tracking of all waste activity.
     o Provide permit writing and management for the acquisition and tracking of necessary permits for clients.
     o Write manuals and plans required by all companies with hazardous materials and waste.
     o Provide legislative and regulatory analysis pertaining to current and proposed legislation as it pertains to the hazardous waste industry and how that affects our clients.
     o Provide electronic record keeping of all EHS documents and information.
     o Provide outsource staffing for all EHS requirements eliminating the need for clients hire in house personnel.

Recycle/Reuse Services
     o Provide alternative solutions to clients where certain chemicals or waste streams can be recycled or reused in another capacity thereby eliminating the disposal expense and exposure for our clients.
     o Develop a program where clients look to us as the leader in providing fully integrated solutions to limit their liability on waste streams and chemicals.

Government Services
     o Provide on-site services for government installations meeting all the requirements to manage, transport, and track waste streams from government contracts.

Treatment Services
     o The Rancho Cordova Facility enables us to offer more efficient and cost-effective recycling/disposal options while enhancing our corporate profitability.
     o Ground Water treatment on-site - treatment of ground water contaminated with toxic chemicals, particularly perchlorate.
     o Waste Water treatment on-site - treatment of non-hazardous waste water.
     o On-site treatment option for clients - treatment of waste at large volume waste clients.
     o Permanent treatment facility provides cost savings for clients and enhanced margin for us in the managing and treatment of waste streams.

Business Operations

Fully Integrated Services

We are a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety ("EHS") compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. We can fully supplant the functions of a client's EHS department.

We have expanded our services by building upon its foundation of field services. Merely packaging hazardous waste and transporting that waste to a licensed TSDF represents only a part of the requirements to properly manage generated waste. Prior to generating hazardous waste, hazardous materials are acquired. Clients with hazardous materials above established quantity limits are required to submit hazardous material contingency plans, establish a hazard communication program and adhere to other requirements. Our online EHS compliance program is designed to assist the client in not only meeting pre-generation of hazardous waste requirements but also post-hazardous waste generation requirements, such as the development of a myriad of agency reports, tracking and record keeping requirements.

The most basic service performed by the EHS compliance program is providing the client with waste and permit tracking system. The data retrieved from uniform hazardous waste manifests and waste profiles are used to produce required state and Federal agency reports as well as operational management reports for the waste generator.

Field Services

Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. This technique is known as lab-pack. Packaged waste is profiled for acceptance at a client's selected treatment, storage and disposal facility
(TSDF) and tracked electronically through the proprietary GemWare software. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. We have partnered with a number of TSDFs to provide the client with economic pricing and management options from recycling or recovery to landfill.

Our field staff performs numerous services, including but not limited to:

     o    managing waste streams and chemicals;
     o supervising and managing the handling, paperwork, tracking, and transportation of waste streams and chemicals on a client's location;
     o    labeling, collecting, and transporting containerized wastes;
     o    bulk waste pick ups and transportation;
     o    emergency response to spill incidents;
     o    industrial cleaning of equipment or processes;
     o tank cleaning; o parts washer fluid removal and replenishment; o chemical process dismantling;
     o    mobile waste water treatment; and
     o    mobile degassing and vapor control services.

Our field staff is experienced and trained to accomplish a myriad of industrial cleaning tasks involving hazardous materials and/or wastes.

Further, we are a licensed hazardous waste and medical waste hauler with a fleet consisting of vacuum trucks, tractor-trailers, bobtails, roll-off trailers, roll-off bins, emergency response units, and pick-up trucks. We are a party to numerous Department of Transportation exemptions that authorizes the transportation in commerce of certain hazardous materials in lab-packs, certain hazard classes in the same transport vehicle, and aerosol cans in strong outer packages. We have shipped a variety of hazardous waste chemicals from water with residual oil to concentrated solutions of sulfuric acid.

Technical Services

Compliance services provided through our Technical Services Division are the foundation for all of our integrated environmental solutions. The proprietary GEMWare application software enables waste generators and GEM to profile, track, and routinely process all compliance reporting requirements with various regulatory agencies. The EHS coordinator program can serve clients with staff to perform functions at the client's facility such as inspections, permit acquisitions, environmental technical support, hazardous materials management, hazardous waste management, compliance policies, chemical inventory, product evaluation, process evaluation, and emergency preparedness.

The EHS coordinator program is supported by us by conducting the following functions:

     o enterprise software for worldwide integration of environmental management and tracking requirements;
     o    regulatory/legislative analysis;
     o    development and maintenance of an EHS procedure manual;
     o    participation in regulatory rulemaking process;

     o    maintaining a waste and permit database;
     o    report preparation and submittal of permits;
     o    developing required environmental plans and updates;
     o    regulatory agency interaction;
     o    training and development of client personnel;
     o    research and reduction of regulatory requirements; and
     o    engineering plan review assistance with respect to EHS impacts.

The EHS coordinator is designed to provide the client with a dedicated and reliable environmental resource. The EHS coordinator can be stationed at the client's location. The client's facility manager will be viewed as our primary client and will be asked to take part in completing EHS coordinator performance review and service evaluations.

At the present time, we provide the services discussed in this section but do not, as yet, have EHS coordinators located on site at client facility locations.

Recycle/Reuse Services

Legislation has demanded that an increasing amount of waste be recycled or reused and not sent for disposal. Most waste streams do not fall into categories that allow for such disposition. However, there are chemicals and waste streams that can be managed for the client's benefit that do not end in a disposal facility. We have innovated this position by providing services that help a client either recycle or send for reuse certain chemicals and waste streams.

Government Services

Government installations must manage their waste as any other entity, but have much stricter requirements on paperwork and tracking of their waste streams. The GEMWare application software allows us to more efficiently provide those tracking requirements on government contracts. The Company currently is performing on multiple government contracts and plans to enlarge the government services division. These contracts provide a recurring revenue stream for multiple years. We have technically proficient personnel who manage the business on government installations under high security clearances.

Treatment Services

Treatment is the final step for managing waste. With the addition of the Rancho Cordova Facility, we are in a position to internalize our customers' waste which enables us to offer more efficient and cost-effective recycling/disposal options while enhancing our corporate profitability.

Marketing

Strategic

The integrated solution we provide offers a strategic platform to market and sell our products and services. The full scope of paperwork, documentation, tracking, handling, managing, transporting, treatment, and disposal of waste is an enormous task for any company. We are a single source to meet all of the environmental needs of a client, thereby providing a strategic and highly advantageous marketing opportunity.

We will use our application software delivering EHS compliance solutions as our initial approach for acquiring clients. These solutions are needed globally and provide the greatest opportunity for sales as they meet the needs of the broadest cross section of clients and at a relatively low entry cost for the client.

Sales & Marketing

Once clients are in our system we will employ both push and pull marketing. EHS compliance clients will be referred or pushed to our field services where the hands on work is done for everyone with waste or materials that need our products and services. Field service personnel will also mine the EHS pool of clients and pull through clients from the client list once they are in our internal system. Field services provide the next step in the process for clients in managing, handling and transporting their waste. The Company will transport waste to the appropriate disposal facility, with the Company continuing the full range of services to manage the waste for its clients.

On-site treatment will provide certain clients treatment options at their location. These customers desire to lower their ongoing treatment costs, but add a higher margin for the Company than off-site waste management. These opportunities also provide long-term maintenance contracts for recurring revenue.

International business and Brownfield development offer the potential for high margin business because of our core competencies.

All marketing efforts will be a combination of several functions. First, we will employ targeted direct mail, followed up with telephone contact. Finally, we will set appointments with our existing clients to increase the business we currently provide for them and with potential clients to sell them our integrated service and management.

We can target clients with specific waste streams that we're interested in through databases available to us. These databases can be defined by waste generated, location of generator, transporter of the waste, waste received at TSDFs, and the EPA number of a potential client.

The environmental business is dependent on face-to-face selling because of the technical nature of the business. Therefore all marketing efforts will be designed for an appointment to follow up the initial marketing contact.

Customers

Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses that have ongoing requirements for one or more of our services. A majority of our revenues are derived from previously served customers with recurring needs for our services. For the fiscal years ended December 31, 2004 and 2003, no single customer accounted for more than 29 % of our revenues. For the fiscal year ended December 31, 2005, no single customer accounted for more than 24% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

Competition

The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. We compete against national companies, including Philip Services Corp., Onyx Environmental Services (a division of Veolia Environnement), Waste Management, Inc. and Clean Harbors, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory and that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage.

Treatment and disposal operations are conducted by a number of national and regional environmental services firms. We believe that our ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

For our site services and onsite services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.

Insurance and Financial Assurance

Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. Our insurance programs are subject to customary exclusions.

We maintain a casualty insurance program providing coverage for Automobile coverage, and commercial general liability in the amount of $21,000,000 per occurrence, $21,000,000 aggregate per year, subject to a $2,500 per occurrence.

As part of this Liability program, Pollution Liability and Professional Liability insurance coverages are included to protect GEM for potential risks in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. This coverage is also maintained at a $21,000,000 per occurrence, $21,000,000 aggregate limit, covering third party bodily injury, property damage, remedial activities and associated liabilities for all operations performed by or on behalf of the company.

We also maintain Workers' Compensation insurance whose limits are established by state statutes. With Employers Liability coverage subject to a $21,000,000 limit per accident.

Auto Liability insurance written by a member of the AIG Group which covers third party bodily injury, property damage while also including pollution liability coverage for waste in-transit exposures with combined single limit (i.e. bodily injury and property damage) of $1,000,000 on a "per accident" basis. This is subject to, an additional limit of coverage of $20,000,000, as provided by a commercial Umbrella policy.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA and the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate for both gradual and sudden occurrences. We have a policy from American International Specialty Lines Insurance Company (AIG) insuring our treatment, storage and disposal activities that meets the regulatory requirements.

Under our insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.

Employees

As of December 31, 2005, we had 77 full-time employees. Of these employees, 9 were engaged in sales and marketing, 35 were engaged in professional services/project management and 33 were engaged in finance and administration. None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

There are many important factors that have affected, and in the future could affect GEM's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. Other factors not identified herein could also have such an effect.

Business Risk Factors

Investors may lose their entire investment if we fail to reach profitability.

The Company was incorporated in September 1991 but did not engage in meaningful business operations until February 2005 when we acquired GEM.DE. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred only losses and may continue to incur losses in the foreseeable future. Investors should therefore be aware that they may lose their entire investment in the Units.

We have a limited operating history on which to evaluate our potential for future success. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

The Company was incorporated in September 1991 but did not engage in meaningful business operations until February 2005 when we acquired GEM.DE. Consequently, our short operating history and results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

The Company experienced net operating losses of $4,890,228 and $5,540,537 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

The assets of the Company are now substantially pledged under the recent agreements with Laurus Master Fund, Ltd. and may prevent the Company from obtaining any additional asset based financing.

In conjunction with the secured convertible term note and the secured non-convertible term note, all unsubordinated assets of the Company were secured under these agreements. Without any unsecured assets, the Company could be unable to obtain any future asset based financing.

On March 3, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation ("Gibraltar") to pay the entire balance then owed to Gibraltar and $250,000 was placed in an escrow account for a period of 120 days to cover certain potential liabilities that may become owed to Gibraltar. We also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of $55,000 to Laurus as reimbursement for Laurus' legal fees and expenses incurred in connection with the transaction.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and we must make monthly payments of at least $60,606, commencing June 1, 2006, toward the outstanding non-restricted principal amount. The Note is secured by all of our assets and the assets of our subsidiary, General Environmental Management, Inc. (Delaware) and its subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company, and by a pledge of our stock in General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova LLC,.

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the Note or exercise of the Warrant.


The agreements with Laurus contain terms that could place the Company in default related to the outstanding borrowings.

The Laurus agreement includes terms of default related to the funds borrowed. These include default due to non-payment, failure to pay taxes, failure to perform under the agreements, failure to disclose items of a material nature under certain representations and warranties, attachments to any secured assets or the indictment of the Company or its executive officers for any criminal acts. This default could result in the loss of the business.

The agreements with Laurus contain terms where Laurus can convert its note to common shares and exercise warrants for common shares.

These conversions to common shares could dilute the current shareholder base, limit the Company's ability to raise additional equity capital and limit the eventual price of common shares in the market because of the potential dilution.

We depend heavily on our management team and the loss of any or all of the members of such management team could materially adversely affect our business, results of operations and our financial condition.

Our success depends, to a significant extent, upon the efforts, the abilities and the business experience of Timothy J. Koziol, our chief executive officer, as well as on these same attributes of our other officers and management team. Loss of the services of any or all of our management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan.

There is intense competition for qualified technical professionals and sales and marketing personnel, and our failure to attract and retain these people could affect our ability to respond to rapid technological changes and to increase our revenues.

Our future success depends upon our ability to attract and retain qualified technical professionals and sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

Our industrial waste management services subject us to potential environmental liability.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste, subjects us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials, and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations. We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

Environmental regulation significantly impacts our business.

While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state, provincial and local authorities. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for, or are in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.

The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund Act, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act ("TSCA").

We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

As our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion.

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar or higher than the coverage maintained by other companies in the industry of our size. However, if we are unable to obtain adequate or required insurance coverage in the future or, if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would have a material adverse effect on our financial condition.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could have a material adverse effect on our operations and financial condition.

Our success is connected to our ability to maintain our proprietary technologies.

The steps taken by us to protect our proprietary technologies may not be adequate to prevent misappropriation of these technologies by third parties. Misappropriation of our proprietary technology could have an adverse effect on our operations and financial condition. Changes to current environmental laws and regulations also could limit the use of our proprietary technology.

We may have difficulty integrating future acquisitions into our existing operations.

Our intentions are to acquire existing businesses in our industry. To the extent that we make such acquisitions, of which there can be no assurance, the acquisitions will involve the integration of companies that have previously operated independently from us. We cannot assure that we will be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we cannot assure that the benefits expected from such integration will be realized.

If environmental regulation or enforcement is relaxed, the demand for our services will decrease.

The demand for our services is substantially dependent upon the public's concern with, the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have a material adverse effect on us.


Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

We have substantial goodwill and other intangible assets, and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

An economic downturn could affect our business in a negative manner, more so than other businesses generally causing our business prospects to suffer.

Although environmental compliance cannot be short circuited in any economic environment, waste, generally, is viewed as trash and considered low on the priority list when economic conditions bring cut backs in operational spending. Accordingly, our services may be in less demand during a time of economic downturn and our business may suffer.

We face substantial competition from better established companies that may have significantly greater resources which could lead to reduced sales of our products.

The market for our services is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our services to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

     o    greater name recognition and larger marketing budgets and resources;
     o established marketing relationships and access to larger customer bases;
     o    substantially greater financial, technical and other resources; and

     o    larger technical and support staffs.

As a result, they may be able to garner more clients than we can. For the foregoing reason, we may not be able to compete successfully against our current and future competitors.

The conversion of our convertible debt, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to an additional 13,101,627 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

There are potential liabilities arising out of environmental laws and regulations.

Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. The assessment, analysis, remediation, transportation, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or personal injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities to customers and to third parties for damages arising from performing services for customers. See "Environmental Regulation."

All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies including the Environmental Protection Agency (the "EPA") and the Occupational Safety and Health Administration, as well as applicable state and local regulatory agencies.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the "Superfund Act"), addresses the cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. Increasingly, there are efforts to expand the reach of the Superfund Act to make hazardous waste management companies responsible for cleanup costs of Superfund sites not owned or operated by such management companies by claiming that such management companies are "owners" or "operators" (as those terms are defined in the Superfund Act) of such sites or that such management companies arranged for "treatment, transportation or disposal" (as those terms are defined in the Superfund Act) of hazardous substances to or in such sites. Several recent court decisions have accepted such claims. Should the Company be held responsible under the Superfund Act for cleanup costs as a result of performing services or otherwise, it might be forced to bear significantly more than its proportional share of such cleanup costs if other responsible parties do not pay their share. See "Business--Legal Proceedings."

The Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. RCRA or EPA approved state programs at least as stringent govern waste handling activities involving wastes classified as "hazardous." See "Environmental Regulation-- Federal Regulation of Hazardous Wastes." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation of such statutes and regulations thereunder.

Potential liabilities involving customers and third parties.

In performing services for its customers, the Company potentially could be liable for breach of contract, personal injury, property damage (including environmental impairment), and negligence, including claims for lack of timely performance or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damages.

Industrial waste management companies, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including: through a sudden and accidental release or discharge of contaminants or pollutants during transportation of wastes or the performance of services; through the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants; through the inadvertent exacerbation of an existing contamination problem; or through reliance on reports prepared by such waste management companies. Personal injury claims could arise contemporaneously with performance of the work or long after completion of projects as a result of alleged exposure to toxic or hazardous substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

Customers of industrial waste management companies frequently attempt to shift various of the liabilities arising out of disposal of their wastes or remediation of their environmental problems to contractors through contractual indemnities. Such provisions seek to require the contractors to assume liabilities for damage or personal injury to third parties and property and for environmental fines and penalties (including potential liabilities for cleanup costs arising under the Superfund Act). Moreover, the EPA has increasingly constricted the circumstances under which it will indemnify its contractors against liabilities incurred in connection with cleanup of Superfund sites. There are other proposals both in Congress and at the regulatory agencies to further restrict indemnification of contractors from third party claims.

Although the Company attempts to investigate thoroughly each other company that it acquires, there may be liabilities that the Company fails or is unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which the Company, as a successor owner, might be responsible. The Company seeks to minimize the impact of these liabilities by obtaining indemnities and warranties from sellers of companies which may be supported by deferring payment of or by escrowing a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amounts, or duration, the financial limitations of the indemnitors or warrantors or other reasons.

General Risk Factors

Risks Relating To Our Common Stock:

Prospective investors not independently represented.

Legal counsel to the Company does not act as counsel to any prospective investors in connection with this Offering. Each prospective investor is encouraged to consult with his or her own legal counsel, accountant or other professional prior to subscribing to Units.

We do not anticipate paying dividends in the foreseeable future.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business and we do not intend to declare or pay any cash dividends in the foreseeable future. Future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our common stock on the OTC Bulletin Board.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the Nasdaq Stock Market.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Common stock on the Nasdaq National Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition,
Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for our first fiscal year ending on or after July 15, 2007, the requisite SEC compliance date for non-accelerated filers, will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Recently adopted changes in accounting rules and regulations, such as expensing of stock options and shares issued through the employee stock purchase plan, will result in unfavorable accounting charges and may require us to change our compensation policies.

Accounting methods and policies regarding expensing stock options are subject to review, interpretation and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB.

For example, during the year ended December 31, 2005 we were not required to record stock-based compensation charges if an employee's stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. On December 16, 2004, the FASB adopted SFAS No. 123(R), a revised final statement of financial accounting standards which requires us, as a small business issuer, to expense the fair value of stock options granted for periods that begin to vest after December 15, 2005. We rely heavily on stock options to compensate existing employees and attract new employees. In light of these new requirements to expense stock options and shares issued under the employee stock purchase plan, we may choose to reduce our reliance on these as compensation tools. If we reduce our use of stock options and the employee stock purchase plan, it may be more difficult for us to attract and retain qualified employees and we may need to compensate our employees with greater amounts of cash or other incentives. If we do not reduce our reliance on stock options and the employee stock purchase plan, our reported losses will increase. Further changes to interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

Our stock could be the subject of short selling and, if this occurs, the market price of our stock could be adversely affected and, in turn, adversely effect our ability raise additional capital through the sale of our common stock.

It is conceivable that our stock could be subject to the practice of short owned directly by the seller; rather, the stock is "loaned" for the sale by a broker-dealer to someone who "shorts" the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in our common stock, there could be a negative effect on the trading price of our stock. If the trading price of our common stock decreases, this may negatively impact our ability to raise additional capital through the sale of our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of valuating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Anti-takeover actions and/or provision could prevent or delay a change in control.

Provisions of our certificate of incorporation and bylaws and Nevada law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

     o Our board of directors are authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     o A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors; and
     o Limitations on who may call annual and special meetings of stockholders.

ITEM 2.  Description of Property

Facilities

We own an EPA permitted Part B TSDF in Rancho Cordova, California on 4.5 acres of land. This real estate is subject to two mortgages covering 100% of the value of the property. The first mortgage is held by The Alliance Portfolio as collateral for a $1.25 million secured, long-term financing. The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due On October 1, 2008. The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. In no event will the interest rate be less than 12.99% per annum. The second mortgage is held by Laurus Master Fund, Ltd. ("Laurus") as collateral for a secured convertible term note in the principal amount of $2.0 million; and a Secured Non-Convertible Revolving Note of up to $5.0 million. (See Liquidity)

We also lease space for a waste transfer facility in Rancho Cucamonga, California comprising approximately 8,500 square feet. This lease expires on May 31, 2008 and grants the Company the option to renew the lease for an additional one-year period.

We lease space in Kent, Washington for a waste transfer facility, comprising approximately 12,500 square feet. This lease expires June 30, 2013.

In northern California, we lease a waste transfer facility in Benecia. The lease for the 10,000 square foot location expires in April, 2011.

We lease office space in Santee, California of approximately 800 square feet on a month-to-month basis. We currently lease approximately 4,557 square feet of office space in one building located in Pomona, California. The lease terminates on December 31, 2008 and grants the Company the option to renew the lease for an additional one-year term.

The Company also acquired a month to month lease for its mobile waste water treatment and degassing operation in Long Beach, CA. The facility totals approximately 10,000 square feet. We are evaluating our options about extending the lease or pursuing a new facility.

ITEM 3.  Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.  Submission of Matters to a Vote of the Security Holders

On March 15, 2005 a special meeting of the shareholders of the Company was held in Pomona, CA. The shareholders approved the amendment and restatement of the Company's Articles of Incorporation. The restated articles included the conversion of all outstanding shares of Class A voting common stock to common stock; changed the name of the Company to General Environmental Management, Inc.; increased the authorized number of shares of common stock to 200,000,000 shares and; authorized 50,000,000 shares of preferred stock having a par value of $.001.

                                     PART II

ITEM 5. Market for Common Equity and Restated Stockholder Matters

GEM's Common Stock, 0.001 par value, trades on the over the counter bulletin board maintained by the NASD under the symbol "GEVM.OB" The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GEM's Common Stock as adjusted for its merger completed during the period and as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


Period                              High      Low
------------------                 ------    ------
2005 First Quarter                  3.50       .51
2005 Second Quarter                 1.77      1.25
2005 Third Quarter                  1.50      1.15
2005 Fourth Quarter                 1.20      0.38

Period                              High      Low
------------------                 ------    ------
2004 First Quarter                  0.08      0.08
2004 Second Quarter                 0.08      0.08
2004 Third Quarter                  0.51      0.08
2004 Fourth Quarter                 0.51      0.51

                        NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2005, we had approximately 728 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

Dividends

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GEM files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

Overview

Ultronics Corporation (Ultronics) was a non-operating company formed for the purpose of evaluating opportunities to acquire an operating company. On February 14, 2005 Ultronics acquired General Environmental Management, Inc., a Delaware corporation. ("GEM.DE") through a reverse merger between Ultronics Acquisition Corp., a wholly owned subsidiary of Ultronics and GEM.DE, whereby GEM.DE was the surviving entity.

The acquisition was accounted for as a reverse merger (recapitalization) with GEM.DE deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM.DE as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM.DE, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc. ("GEM").

GEM is a fully integrated environmental service firm structured to provide environmental health & safety compliance services, field services, transportation, off-site treatment, and on-site treatment services. Through its services GEM assists clients in meeting regulatory requirements for the disposal of hazardous and non-hazardous waste. GEM provides its clients with access to GEMWare, an internet based software program that allows clients to maintain oversight of their waste from the time it leaves their physical control until final disposition by recycling, destruction, or landfill. The GEM business model is to grow both internally and through acquisitions.

During 2003 and 2004 GEM.DE acquired the assets of Envectra, Inc., Prime Environmental Services, Inc. (Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental

Management of Rancho Cordova, LLC. The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare. The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime's Seattle office. All Prime services are now offered under the GEM name. The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment Storage Disposal Facility (TSDF) in Rancho Cordova, California. The facility provides waste management services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

GEM.DE, prior to the acquisition by the Company, focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued internal growth. During 2005, the company has streamlined its operations to achieve greater efficiencies at the TSDF and at its field service operations in both Southern and Northern California, the states of Washington and Alaska.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $4,890,228 and utilized cash in operating activities of $4,984,409 during the year ended December 31, 2005. The Company currently has a working capital deficit, the amount current liabilities exceed current assets, of $2,481,648 as of December 31, 2005. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company's ability to continue as a going concern.

Plan of Operation

The Company's plan over the next twelve months is to continue to grow the business internally, make acquisitions that add profitability to the current structure and solicit debt and equity capital to fund acquisitions and fund the current working capital deficit. The Company intends to continue its aggressive cost containment process at all levels of the business and bring additional cost efficiencies to new businesses acquired.

On March 3, 2006, we entered into a series of agreements with Laurus Master Funds, Ltd. The transaction included a $2.0 million secured convertible term note and a non-convertible revolving note up to $5.0 million. The $2.0 million note was used to fund the Company's first acquisition of 2006. The $5.0 million revolving note facility replaced a former $2.0 million borrowing arrangement with a factor (See MD&A - Liquidity). The revolving note is based primarily on receivables and availability will fluctuate based on sales. The initial borrowing on this revolving note was approximately $2.0 million, paying off the former factor arrangement and providing additional working capital for the Company.

On March 10, 2006, the Company completed the acquisition of K2M Mobile Treatment Services, a mobile waste water treatment and degassing operation. This company has a record of profitability and is expected to reduce the Company's current deficits. Part of the proceeds of the $2.0 million term note was used to fund this acquisition.

The Company is continuing to evaluate other potential acquisitions and expand its current operations. For the Company's Seattle, Washington operation, we will be moving into a larger leased facility using incentive funds obtained from the Port of Seattle. In our Northern California operation, we will be moving to a larger facility which is closer to our main customer base. That Northern California operation formerly operated out of our Rancho Cordova TSDF facility.

We do not have any significant plans for any internally funded research and development efforts but continue to pursue innovative and cost effective solutions to process and handle hazardous waste. Along with our continued acquisition strategy, we expect to acquire additional capital assets. We are also in the planning stages of designing and contracting for the development of additional equipment related to our water treatment and degassing operations. We expect the number of employees in our Company to increase in the coming year due to the proposed acquisition strategy and the additional requirements related to public and financial reporting.

Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenues

Total revenues were $18,335,953 for the twelve months ended December 31, 2005, representing an increase of $9,077,639 or 98% compared to the twelve months ended December 31, 2004. The increase in revenue can be attributed to internal growth and the revenue associated with the acquisition of Prime and the TSDF. The Company was successful in offsetting any accounts lost subsequent to the acquisitions in mid 2004 with internal growth in sales.

Cost of Revenues

Cost of revenues for the year ended December 31, 2005 were $15,104,537 or 82% of revenue, as compared to $8,338,824 or 90% of revenue for the year ended December 31, 2004. The cost of revenues includes disposal cost, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to prior years is due to increased volume. The improvement of the ratio of the cost of revenue to sales over the same periods for the prior year resulted from higher margin business related to the Prime acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company's TSDF in Rancho Cordova, California.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2005 were $7,544,456 or 41% of revenue as compared to $5,854,175 or 63% of revenue for the same period in 2004. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The increase in expenses over the prior periods is attributable to increased staff from the acquisitions made in mid 2004 as well as additional staff hired in anticipation of the Company's expansion in the Western region. The Company has incurred higher rent expense from the addition of the facility utilized by Prime and higher liability insurance because of the increase in sales. The Company has also incurred higher professional service fees related to the reverse merger in February 2005 and initiating SEC reporting requirements. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company's ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the twelve months ended December 31, 2005 were $251,527, or 1.4% of revenue, as compared to $183,063, or 2.0% of revenue for the same period in 2004. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2004.

Interest Expense

Interest expense for the year ended December 31, 2005 were $746,108, or 4.1% of revenue, as compared to $492,319, or 5.3% of revenue for the same period in 2004. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial Corporation, the Company's former factor, and the additional debt issued as part of the Company's fund raising activities during 2005.

Other Non-operating Income

The Company had other non-operating income for the year ended December 31, 2005 of $154,792, or .8% of revenue, as compared to $36,467, or .4% of revenue for the same period in 2004. Non-Operating income for the twelve months consisted of a one time benefit from a legal settlement of approximately $53,000 and continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the twelve months ended December 31, 2005 was $4,890,228, or 26.7% of revenue as compared to a loss of $5,540,537, or 59.8% of revenue for the same period in 2004. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and internal growth.

Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Revenues

Total revenues were $9,258,314 for the twelve months ended December 31, 2004, as compared to $4,075,312 for the same period in 2003. The increase in revenue can be attributed to internal growth and the revenue associated with the acquisition of Prime and the TSDF.

Cost of Revenues

The cost of revenue includes disposal cost, transportation, outside labor and operating supplies. Cost of revenues for the twelve months ended December 31, 2004 were $8,338,824 or 90% of revenue, as compared to $3,235,680 or 79% of revenue for the twelve months ended December 31, 2003. The change in the cost of revenue in comparison to prior years is due to increased volume. The increase in the ratio of the cost of revenue to sales over the same periods for the prior year resulted from higher costs associated with the integration of the operations related to the Prime acquisition and the Company's TSDF in Rancho Cordova, California.

Operating Expenses

Operating expenses include sales and administrative salaries and benefits, insurance, rent and legal, accounting and other professional fees. Operating expenses for the twelve months ended December 31, 2004 were $5,854,175 or 63% of revenue as compared to $2,243,104 or 55% of revenue for the same period in 2003. The increase in expenses over the prior periods is attributable to increased staff from the acquisitions made in mid 2004 as well as additional staff hired in anticipation of the Company's expansion in the Western region. The Company has incurred higher rent expense from the addition of the facility utilized by Prime and higher liability insurance because of the increase in sales. The increase in the cost as a percentage of revenue is attributable to the items described above.

Depreciation and Amortization

Depreciation and amortization expenses for the twelve months ended December 31, 2004 were $183,063 or 2.0% of revenue, as compared to $64,352, or 1.6% of revenue for the same period in 2003. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2004.

Interest Expense

Interest expense for the twelve months ended December 31, 2004 were $492,319, or 5.3% of revenue, as compared to $243,983, or 6.0% of revenue for the same period in 2003. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial Corporation.

Other Non-operating Income

The Company had other non-operating income for the twelve months ended December 31, 2004 of $36,467, or .4% of revenue, as compared to $0 for the same period in 2003. Non-Operating income included rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the twelve months ended December 31, 2004 was $5,540,537, or 59.8% of revenue as compared to a loss of $1,519,352, or 37.3% of revenue for the same period in 2003. The loss is attributable to the additional costs associated with the integration of the Prime acquisition and the TSDF in Rancho Cordova, and the general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and internal growth.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the year ended December 31, 2005 was $4,984,409 as compared to $2,236,529 for the same period in 2004.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $4,890,228 and utilized cash in operating activities of $4,984,409 during the year ended December 31, 2005. As of December 31, 2005 the Company had current liabilities exceeding current assets by $2,481,648. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably in the coming year due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2003 and 2004. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At December 31, 2005 the company had cash of about $48,000.

On March 3, 2006, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation ("Gibraltar") to pay the entire balance then owed to Gibraltar and $250,000 was placed in an escrow account for a period of 120 days to cover certain potential liabilities that may become owed to Gibraltar. We also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of $55,000 to Laurus as reimbursement for Laurus' legal fees and expenses incurred in connection with the transaction.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and we must make monthly payments of at least $60,606, commencing June 1, 2006, toward the outstanding non-restricted principal amount. The Note is secured by all of our assets and the assets of our subsidiary, General Environmental Management, Inc. (Delaware) and its subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company, and by a pledge of our stock in General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova LLC,.

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the Note or exercise of the Warrant.

The remaining proceeds of the note were used for the acquisition of K2M Mobile Treatment Services and general working capital purposes.

On March 10, 2006, the Company acquired K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of all of the issued and outstanding common stock of K2M the Company paid $1.5 million in cash to the stockholders of K2M. As a result of the acquisition, K2M became a wholly-owned subsidiary of the Company.

Cash Flows for the Year Ended December 31, 2005

Operating activities for the year ended December 31, 2005 used $4,984,409 in cash. Accounts receivable, net of allowances for bad debts, totaled $5,143,754 as of December 31, 2005 as compared to the December 31, 2004 balance of $2,553,447. The increase in accounts receivable is directly related to the increase in sales over the same period for 2004 as noted above. Accounts payable totaled $3,920,923 as of December 31, 2005 as compared to an accounts payable balance of $2,868,194 for December 31, 2004. The increase in accounts payable over the prior year was due to the increase in disposal costs associated with the increased sales for the year.

The Company used cash for investment in plant property and equipment, deposits and in modifications of its permit for its TSDF in Rancho Cordova, California totaling $382,012 for the twelve months ended December 31, 2005. The company used $3,421,182 in cash for investment purposes during the same period in 2004.

The Company raised $4,860,758 cash from financing activities; net of repayments of debt, through the issuance of debt, common stock and increases in the outstanding balances of the Company's revolving line of credit.

Stockholder Matters

Stockholders' equity was $37,717 on December 31, 2005. On February 14, 2005, in conjunction with the reverse merger between Ultronics and GEM, Reed Jensen submitted his resignation as sole director of the Company, which became effective March 1, 2005. Mr. Jensen as the sole director appointed Tim Koziol as director. On March 1, 2005, Tim Koziol appointed John Brunkow, Clyde Rhodes and James Stapleton as directors of the Company. The Company held a special meeting of its stockholders on March 15, 2005 to approve amended and restated articles of incorporation, change the Company's name to General Environmental Management, Inc. of Nevada, convert all existing classes of stock to common and increase the authorized shares to 250,000,000 of which 50,000,000 shares were authorized as preferred stock. The stockholders approved the matters put before them as noted above.

On November 1, 2005, the Company entered into a Settlement Agreement and Mutual Release with John Brunkow, a former director of the Company. In consideration for the Settlement Agreement and Mutual Release, the Company entered into an Employment Agreement with Mr. Brunkow. The terms of the Employment Agreement provide that for a period of 25 months, commencing November 1, 2005, the Company would employ Mr. Brunkow as a business consultant to the CEO of the Company for which he would be compensated at the rate of $2,500 per month, or a total of $62,500.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts, impairment testing and accruals for disposal costs for waste received at our TSDF. Prior to the filing of this Annual Report on Form 10KSB, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

(a) Allowance for doubtful accounts

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

(b) Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined

(c) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety ("EHS") compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package. These services are billed and revenue recognized when the service is performed and completed. When the service is billed, client costs are accumulated and accrued.

Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. Packaged waste is profiled for acceptance at a client's selected treatment, storage and disposal facility (TSDF) and tracked electronically through our systems. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. The time between picking up the waste and transfer to an approved TSDF is usually less than 10 days. The Company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated cost of disposal in the same period. For the Company's TSDF located in Rancho Cordova, CA, costs to dispose of waste materials located at the Company's facilities are included in accrued disposal costs. Due to the limited size of the facility, waste is held for only a short time before transfer to a final treatment, disposal or recycling facility. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 generally will no longer allow non-monetary exchanges to be recorded at book value with no gain being recognized. Non-monetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange. Adoption is not expected to affect us.

In May 2005, the FASB issued Statement No. 154 (" SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

------------------------- ------------- ----------- ----------- ---------- ----------- ----------- ----------------
Obligations                  Total         2006        2007        2008        2009        2010       Thereafter
------------------------- ------------- ----------- ----------- ---------- ----------- ----------- ----------------
Employment Contracts      $      57,500 $    30,000 $    27,500 $        0 $         0 $         0 $              0
Lease Contracts           $     675,445 $   307,339 $   223,055 $  140,427 $     4,624 $         0 $              0
                          ============= =========== =========== ========== =========== =========== ================

Total Obligations         $     732,945 $   337,339 $   250,555 $  140,427 $     4,624 $         0 $              0
                          ============= =========== =========== ========== =========== =========== ================

On November 1, 2005, we entered into an Employment Agreement with John Brunkow, a former director of the Company. Pursuant to the terms of Mr. Brunkow's employment agreement Mr. Brunkow was engaged by us as "counsel to the CEO" for a term of 25 months commencing on November 1, 2005 and terminating on December 1, 2007. Mr. Brunkow will receive a monthly salary of $2,500 per month.


ITEM 7.  Financial Statements (See F-1)

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 16, 2005, General Environmental Management, Inc. (the "Company") dismissed Smith & Company as its independent certified public accountants. The decision was approved by the Board of Directors of the Company.

The reports of Smith & Company on the Company's financial statements as of December 31, 2004 and for the year ended December 31, 2004 and as of December 31, 2003 and for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and was not modified for uncertainty, audit scope, accounting principles including the ability to continue as a going concern. During the Company's years ended December 31, 2003 and December 31, 2004 and through the subsequent interim period preceding the dismissal, there were no disagreements with Smith and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Smith & Company would have caused Smith & Company to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

On May 19, 2005, the Board of Directors of the Company appointed Weinberg & Company, P.A. ("Weinberg") as the Company's new independent certified accountants. During the two most recent fiscal years and the interim period preceding the appointment of Weinberg, the Company has not consulted with Weinberg regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S- B.

ITEM 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B.  Other Information

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Name                   Age   Position
Timothy J. Koziol      52    Chief Executive Officer, Chairman and Director
Brett M. Clark         54    Chief Financial Officer, Vice President Finance
James P. Stapleton     46    Director
Clyde E. Rhodes, Jr.   42    Chief Compliance Officer, VP of Technical Services,
                             Secretary and Director

Timothy J. Koziol. Mr. Koziol joined GEM in January 2002 and now serves as the Chief Executive Officer of the Company. Mr. Koziol implemented accounting controls and systems to monitor the day-to-day financial position of GEM, changed operational policies to improve efficiencies, and implemented new sales and marketing programs to increase revenue. Prior to joining GEM, Mr. Koziol was a principal of Fortress Funding, Inc., an asset based lending company, where he was responsible for business development and underwriting. Mr. Koziol was also a principal in Global Vantage, Ltd., an investment banking firm located in Newport Beach, CA. Prior to his work in the financial services industry, Mr. Koziol managed a marketing consulting firm for national and regional clients. He has a Bachelor of Arts from Wheaton College in Speech Communications and a Masters of Arts (Magma Cum Laude) from the Wheaton Graduate School in Mass Communications.

James P. Stapleton is currently the Chief Financial Officer of BioNovo (OTC BB
BNVI), a pharmaceutical company. Mr. Stapleton served as GEM's Chief Financial Officer from November 2003 through April 2004, and is no longer employed by GEM or the Company. He serves on GEM's Board of Directors. From 1996 through 2002 Mr. Stapleton was employed in a variety of positions for Auxilio, Inc. (OTC BB
AUXO) and ProsoftTraining (NASDAQ POSO), including Corporate Secretary, Vice President Investor relations, Chief Financial Officer, and other positions. Mr. Stapleton was Chief Financial Officer of BioTek Solutions, Inc. from 1995 through February 1996.

Brett M. Clark. Mr. Clark joined GEM in June 2005 as the Chief Financial Officer. Prior to joining GEM, Mr. Clark was the Vice President, Treasurer and Chief Financial Officer for Day Runner, Inc., a privately held consumer products distribution company where he was responsible for the restructuring of the finance, information technology, and accounting functions in the company's turnaround. Mr. Clark has been the Chief Financial Officer for Tru Circle Corporation, Adams Rite Aerospace, Inc. and Chapman University. Prior to these companies, Mr. Clark was Group Controller for Fleetwood Enterprises, a publicly traded Fortune 500 manufacturing company and Corporate Controller and Assistant Secretary for Air Cal, Inc., a publicly traded airline. Prior to work in publicly traded firms and private enterprises, Mr. Clark worked for Deloitte & Touche, a "Big 4" CPA firm. He has a Bachelor of Science in Accounting from the University of Southern California and became a CPA in the State of California in 1975.

Clyde E. Rhodes, Jr. Mr. Rhodes serves as Chief Compliance Officer, VP of Technical Services, Secretary and a Director of the Company. Mr. Rhodes joined GEM's predecessor, HazPak Environmental Services, Inc. ("HES"), in 2000. Before joining HES, he was the Hazardous Waste Program Manager for the Metropolitan Water District of Southern California for more than nine years. Mr. Rhodes has been in the environmental industry for a total of more than 15 years developing environmental management programs, performing environmental audits and assisting public and private entities in meeting the myriad of state and federal environment control laws and regulations. Mr. Rhodes is a founding member of the Joint Utilities Vendor Audit Consortium established by west coast utilities (Edison, LA Department of Water and Power, Southern California Gas, PG&E, Salt River Project, and the Arizona Public Service Utility) to audit hazardous waste facilities throughout the country. Mr. Rhodes possesses a Bachelor of Science Degree in Chemical Engineering from Louisiana Tech University. Mr. Rhodes has the certificate of Engineer-In-Training and received registration as a Registered Environmental Assessor in the State of California in 1994.

AUDIT COMMITTEE

The Audit Committee, which held 2 meetings during fiscal year 2005, recommends the selection of independent public accountants, reviews the scope of approach to audit work, meets with and reviews the activities of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-KSB Annual and 10-QSB interim reports.

The Audit Committee consists of James Stapleton and is an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee has one "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, James Stapleton, who is "independent" as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 10. Executive Compensation

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended December 31, 2005. We refer to these individuals as our named executive officers.

The total compensation for the three fiscal years ended December 31, 2005 of Timothy J. Koziol, our Chief Executive Officer, Brett M. Clark, our Chief Financial Officer, and Clyde E. Rhodes, Jr.,our Secretary is set forth below in the following Summary Compensation Table.

                                                                          Other Annual
   Name and Principal                                                   Compensation ($)        All Other
        Position           Year     Salary ($) (1)       Bonus ($)            (2)            Compensation ($)
-----------------------------------------------------------------------------------------------------------------
Timothy J. Koziol          2005        204,194            10,000              -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
                           2004        186,401              -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
                           2003         95,994              -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
Brett M. Clark             2005         81,710            10,000             71,920                -0-
-----------------------------------------------------------------------------------------------------------------
                           2004          -0-                -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
                           2003          -0-                -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
Clyde E. Rhodes, Jr.       2005        103,393            10,000              -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
                           2004         85,361              -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------
                           2003         80,625              -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------------------

(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the named executive officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Mr. Clark performed services for the Company during the first part of the year as an outside consultant.

Option Grants in Last Fiscal Year

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware's Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 2,643,500 shares of common stock. Immediately following the approval of the plan the Board of Directors of General Environmental Management, Inc. of Delaware granted a total of 1,680,500 options to 68 employees and to two consultants. The exercise price for the options was $1.00 per share. General Environmental Management, Inc. of Delaware was not a publicly traded company at the time of the award but the Board determined that $1.00 was the fair market value at that time.
Under the terms of the agreement and plan of merger the options became exercisable into the same number of shares in the Company's stock.

During 2005, the Company awarded 200,000 options to our Chief Executive Officer and 200,000 options to our Chief Financial Officer at exercise prices of $1.00 and $1.30, respectively. On April 1, 2005 the Company's Board of Directors authorized the issuance of 6,000 options to three employees. The exercise price for the options was $1.65 per share and was based on the closing market price on the date of issuance. On July 1, 2005 the Company's Board of Directors authorized the issuance of 283,000 options to eight employees. The exercise price for the options was $1.30 per share and was based on the closing market price on the date of issuance. On October 1, 2005 the Company's Board of Directors authorized the issuance of 18,000 options to five employees. The exercise price for the options was $1.17 per share and was based on the closing market price on the date of issuance.

Aggregate Option Exercises in Last Fiscal Year And Fiscal Year End Option Values

There were no option exercises by our executive officers during fiscal 2005.

Employment Contracts and Termination of Employment Agreements

None.

Limitations on liability and indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors' and officers' insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters


                      EQUITY COMPENSATION PLAN INFORMATION
The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2005:

     -------------------------------------------------------- -------------- -------------- -------------------
                                                                   (a)             (b)             (c)
                                                                Number of    Weighted-average   Number of
                                                               Securities      exercise         securities
                                                              to be issued     price of         remaining
                                                                  upon        outstanding     available for
                                                               exercise of     options,      future issuance
                                                               outstanding   warrants and      under equity
                                                                options,        rights         compensation
                                                                warrants                     plans (excluding
                                                               and rights                       securities
                                                                                               reflected in
                          Plan Category                                                          column (a))
     -------------------------------------------------------- -------------- -------------- -------------------
     Equity compensation plans approved by security
     holders.................................................    1,680,500        $1.05           963,000
     -------------------------------------------------------- -------------- -------------- -------------------

 Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware's Board of Directors approved and implemented the 2005 Stock Option Plan ("The Plan"). The Plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 2,643,500 shares. Immediately following the approval of The Plan the Board of Directors of General Environmental Management, Inc. of Delaware granted a total of 1,680,500 options to 68 employees and to two consultants. The exercise price for the options was $1.00 per share.

 PRINCIPAL STOCKHOLDERS

 The following table sets forth those stockholders who beneficially own 5% or more of the common stock of the Company, the common stock ownership of the directors and executive officers, and the stock ownership of the directors and executive officers as a group:

                                                          Number of        % of Stock
           Name                                           Shares owned    Outstanding (1)
     --------------------------------------------------- --------------- -----------------
     W. Reed Jensen
     4348 Butternut Rd.  Salt Lake City, Utah 84124        1,550,000           5.6%
     --------------------------------------------------- --------------- -----------------
     General Pacific Partners LLC
     610 Newport Center Drive, Newport Beach CA  92660     1,834,142(2)        6.6%
     --------------------------------------------------- --------------- -----------------
     Kevin P. O'Connell(3)
     610 Newport Center Drive, Newport Beach CA 92660      3,163,379(4)       11.3%
     --------------------------------------------------- --------------- -----------------
     Timothy J. Koziol
     3191 Temple Ave., Pomona CA 91768                      600,030(5)         2.2%
     --------------------------------------------------- --------------- -----------------
     Clyde Rhodes
     3191 Temple Ave., Pomona CA 91768                      400,030            1.4%
     --------------------------------------------------- --------------- -----------------
     James Stapleton
     3191 Temple Ave., Pomona CA 91768                       31,717            0.1%
     --------------------------------------------------- --------------- -----------------
     Directors and Officers as a Group                    1,031,777            3.7%
     --------------------------------------------------- --------------- -----------------

     (1)  Based upon 27,893,576 shares outstanding.
     (2) Includes warrants to purchase 929,225 common shares at exercise prices ranging from $1.00 to $1.25.
     (3) Kevin P. O'Connell is the Managing Member of Billington Brown Acceptance, LLC and General Pacific Partners, LLC.
     (4) Includes shares owned by Billington Brown Acceptance, LLC and General Pacific Partners, LLC.
     (5)  Includes 150,000 options to purchase common stock at $1.00 per share.

ITEM 12.    Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2004, General Pacific Partners (GPP), whose managing member is Kevin O'Connell performed various services for the Company. In return, they were paid $160,000 in cash and converted $240,000 in advisory fees into 240,000 shares of common stock. In addition, GPP received $310,375 in cash for finders fees related to financings of the Company. GPP also purchased 91,875 shares of common stock at $0.01 per share. Also during 2004, Billington Brown Acceptance, LLC ("Billington Brown"), whose managing member is Kevin O'Connell, made a loan to the Company of $78,837. Along with the loan, Billington Brown received 80,584 warrants to purchase common shares at $1.25 per share. The loan plus accrued interest was converted into 80,583 shares of common stock.

During the fiscal year ended December 31, 2005, General Pacific Partners (GPP), whose managing member is Kevin O'Connell performed various services for the Company. GPP earned $355,000 of advisory fees and converted $657,212 in advisory fees from current and previous years into 657,212 shares of the Company's common stock. GPP also signed several promissory notes with the company for a total of $715,000. The notes carry an interest rate of ten percent (10%) per annum. Along with the loans, GPP received 357,500 warrants to purchase common shares of the Company at $1.25 per share. As of December 31, 2005 none of the notes had been repaid. During 2005 the Company issued to GPP 296,350 warrants to purchase the Company's common stock at $1.00 per share. These warrants originated from finders fees related to financings of the Company. GPP also transferred 300,000 warrants, exercisable at $0.10 per share, to Billington Brown. They also exercised 400,000 warrants at $0.10 per share and were issued 400,000 shares. Also during 2005, Billington Brown received from GPP 300,000 warrants, exercisable at $0.10 per share. They exercised the warrants and were issued 300,000 shares of the Company's common stock. During 2005 Billington Brown loaned the Company $400,000 at an interest rate of eight percent (8%) per annum. The loan was repaid in 2005.

                                     PART IV

ITEM 13.    Exhibits

The following are exhibits filed as part of GEM's Form 10KSB for the year ended December 31, 2005:

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

     Exhibit 31.1   CEO Certification - Attached

     Exhibit 32.1   CFO Certification - Attached

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

     12. Creation of Direct Financial Obligation, Secured loan on real estate related to Rancho Cordova Facility; filed with the Commission on 9/30/05

     13. Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities related to a secured convertible term note and a non-convertible revolving note along with warrants to purchase common stock, filed with the Commission on March 6, 2006.

     14. Entry into a Material Definitive Agreement and Acquisition of Assets related to the purchase of K2M Mobile Treatment Services, filed with the Commission on March 16, 2006.

ITEM 14.    Principal Accountant Fees and Services

Independent Auditor Fees

Fees for professional services provided by GEM's independent auditors, Weinberg & Company, for the years ended December 31, 2005 and 2004 are as follows:

        Fees                         2005         2004
        ----                      --------      -------
        Audit fees                 135,304       45,986
        Audit related fees         111,508         -0-
        Tax fees                     -0-           -0-
        All other fees               -0-           -0-
                                  --------      -------
        Total fees                 246,812       45,986

Audit fees consist of fees related to GEM's year end financial statements and review of GEM's quarterly reports on Form 10QSB. Audit related fees principally include audits in connection with the acquisitions completed during 2004.

It is the policy of GEM's audit committee to approve all engagements of GEM's independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL ENVIRONMENTAL MANAGEMENT, INC



Dated: March 31, 2006               /s/ Timothy J. Koziol
                                    Timothy J. Koziol, President, CEO and
                                    Chairman of the Board of Directors



Dated: March 31, 2006               /s/ Brett M. Clark
                                    Vice President Finance,
                                    Chief Financial Officer

ITEM 7.  Financial Statements

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm......................2
Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2005 ..........................3
Consolidated Statements of Operations for the Years
 Ended December 31, 2005 and 2004............................................4
Consolidated Statement of Changes in Stockholders'
 Equity for the Years Ended December 31, 2005 and 2004.....................5-6
Consolidated Statements of Cash Flows for the Year
 Ended December 31, 2005 and 2004............................................7
Notes to the Consolidated Financial Statements...............................8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
General Environmental Management Inc.

     We have audited the accompanying consolidated balance sheet of General Environmental Management Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Environmental Management Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $4,890,228 and utilized cash in operating activities of $4,984,409 during the year ended December 31, 2005, and as of December 31, 2005 the Company had current liabilities exceeding current assets by $2,481,648. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Weinberg & Company, P.A.

March 23, 2006
Los Angeles, California

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                           December 31,
                                                       ASSETS                                                 2005
                                                                                                       -------------------
CURRENT ASSETS:
Cash in bank                                                                                           $            47,995
Accounts receivable, net of allowance for doubtful accounts of
     $236,021                                                                                                    5,143,754
Supplies inventory                                                                                                  35,921
Prepaid expenses and current other assets                                                                           90,347
                                                                                                       -------------------
Total Current Assets                                                                                             5,318,017

Property and Equipment - net of accumulated depreciation
  of  $ 865,814                                                                                                  2,478,556
Restricted cash                                                                                                    566,698
Intangibles                                                                                                        306,996
Deposits                                                                                                            59,120
Goodwill                                                                                                           644,647
                                                                                                       -------------------
TOTAL ASSETS                                                                                           $         9,374,034
                                                                                                       ===================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - financing agreement                                                                    $         1,094,780
Accounts payable                                                                                                 3,920,923
Deferred rent                                                                                                       16,255
Accrued expenses                                                                                                   414,616
Accrued Disposal costs                                                                                             789,414
Payable to related party                                                                                           121,123
Current portion of notes payable                                                                                    83,106
Notes payable to investors                                                                                       1,359,448
                                                                                                       -------------------
Total Current Liabilities
                                                                                                                 7,799,665
                                                                                                       -------------------
Notes payable, net of current portion
                                                                                                                 1,536,652
                                                                                                       -------------------
STOCKHOLDERS' EQUITY
Series A convertible preferred stock, net of offering costs of $ 37,732, 10% dividend, liquidation preference $1 per share, $.001 par value, 50,000,000 shares authorized, 250,000
shares issued and outstanding                                                                                      212,628
Common stock, $.001 par value, 200,000,000 shares authorized, 27,893,576  shares issued and
outstanding                                                                                                         27,895
Additional paid in capital                                                                                      13,083,970
Accumulated deficit                                                                                            (13,286,776)
                                                                                                       -------------------
Total Stockholders' Equity                                                                                          37,717
                                                                                                       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $         9,374,034
                                                                                                       ===================

           See accompanying notes to consolidated financial statements

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the years ended December 31,
                                                            2005                      2004
                                                    ---------------------     ---------------------
REVENUES                                           $           18,335,953     $           9,258,314

COST OF REVENUES                                               15,104,537                 8,338,824
                                                    ---------------------     ---------------------

GROSS PROFIT                                                    3,231,416                   919,490

OPERATING EXPENSES                                              7,544,456                 5,854,175
                                                    ---------------------     ---------------------

OPERATING LOSS                                                 (4,313,040)               (4,934,685)

OTHER INCOME (EXPENSE):

Interest income                                                    14,128                         -
Interest and financing costs                                     (746,108)                 (492,319)
Other non-operating income                                        154,792                    36,467
Legal settlement                                                        -                  (150,000)
                                                    ---------------------     ---------------------

NET LOSS                                                       (4,890,228)               (5,540,537)

Beneficial conversion feature on the
series A convertible preferred stock                             (157,414)                        -
                                                    ---------------------     ---------------------

Net Loss applicable to common stock
holders                                             $          (5,047,642)    $          (5,540,537)
                                                    =====================     =====================

CALCULATIONS OF NET  LOSS PER COMMON SHARE,
BASIC AND DILUTED:

Net loss applicable to common
stockholders                                        $                (.20)    $                (.42)
                                                    =====================     =====================

Weighted average shares of common stock
outstanding.                                                   25,867,642                13,232,095
                                                    =====================     =====================



         See accompanying notes to the consolidated financial statements
                                       4

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                           Additional
                                          Common Stock        Preferred Stock   Treasury    Paid In       Accumulated
                                      Shares       Amount     Shares    Amount   Stock      Capital         Deficit         Total
                                    -----------  ----------  ---------  ------  --------  ------------   ------------   ----------
Balance, December 31, 2003           10,578,634  $   17,556             $                 $  2,907,723   $ (2,698,597)  $  226,682

Issuance of common stock
 for services                            91,214                                                 62,993                      62,993
Issuance of common stock
 for cash                             3,388,982           4                                  2,512,610                   2,512,610
Issuance of preferred stock
 for cash                                                      575,000       1                 517,499                     517,500
Purchase of treasury stock              (66,000)                                  66,000          (660)                       (660)
Sale of treasury stock                   66,000                                  (66,000)       66,000                      66,000
Conversion of accrued interest
 to common stock                          2,929
Conversion of preferred stock
 to common stock                        575,000           1   (575,000)     (1)
Exercise of warrants related
 to preferred stock offering          1,529,356           2                                  1,529,354                   1,529,356
Conversion of convertible debt
 and accrued interest to common
 stock                                  947,715           1                                    947,714                     947,715
Issuance of common stock related
 to legal settlement with
 shareholder                            150,000                                                150,000                     150,000
Issuance of common stock for
 advisory fees                          240,000                                                240,000                     240,000
Issuance of common stock in
 connection with Prime Environmental
 purchase                                60,000                                                 60,000                      60,000
Value of warrants issued in
 connection with Prime Environmental
 purchase                                                                                       17,752                      17,752
Value of warrants issued with
 convertible debt                                                                              193,451                     193,451
Net loss for the year ended
 December 31, 2004                                                                                         (5,540,537)  (5,540,537)
                                    -----------  ----------  ---------  ------  --------  ------------   ------------   ----------
Balance, December 31, 2004           17,563,830  $   17,564          -  $    -  $      -  $  9,204,476   $ (8,239,134)  $  982,906
                                    ===========  ==========  =========  ======  ========  ============   ============   ==========


         See accompanying notes to the consolidated financial statements
                                       5

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (continued)


                                                                                         Additional
                                     Common Stock        Preferred Stock      Treasury    Paid In       Accumulated
                                 Shares       Amount     Shares     Amount     Stock      Capital         Deficit       Total
                               -----------  ----------  ---------  ---------  --------  ------------   -------------   -----------
Balance, January 1, 2005        17,563,830  $   17,564          -  $       -  $         $  9,204,476   $  (8,239,134)  $   982,906

Issuance of common stock
 for cash                        1,528,706       1,529                                     1,516,677                     1,518,206
Issuance of Convertible
 Preferred Stock for
 cash                                                     250,000       212,628                    -                       212,628
Valuation of Warrants
 issued to finders                                                                            12,372                        12,372
Beneficial conversion
 feature on preferred
 shares                                                                                      157,414        (157,414)            -
Reverse Merger with
 Ultronics Acquisition           6,000,000       6,000                                        (6,000)                            -
Issuance of Common Stock
 on exercise of warrants         1,610,000       1,610                                       574,015                       575,625
Valuation of warrants
 and beneficial
 conversion feature
 on issued notes payable                                                                     180,974                       180,974
Issuance of common
 stock for services                784,892         785                                     1,038,480                     1,039,265
Issuance of common
 stock on conversion of debt       406,148         407                                       405,562                       405,969
Net loss for the year
 ended December 31, 2005                                                                                  (4,890,228)   (4,890,228)
                               -----------  ----------  ---------  ---------  --------  ------------   -------------   -----------
Balance, December 31,2005       27,893,576  $   27,895    250,000  $ 212,628  $      -  $ 13,083,970   $ (13,286,776)  $    37,717
                               ===========  ==========  =========  =========  ========  ============   =============   ===========


         See accompanying notes to the consolidated financial statements
                                       6

             GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                                2005               2004
OPERATING ACTIVITIES                                                     -----------------   -----------------
   Net loss                                                              $      (4,890,228)  $      (5,540,537)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                                               251,527             183,063
       Amortization of intangible                                                    8,898
       Amortization of discount on notes                                           165,652                   -
       Common stock issued for services                                          1,039,267             302,993
       Issuance of common shares for legal settlement                                                  150,000
       Issuance of common shares for accrued interest                                                  148,476
       Changes in assets and liabilities:
         Accounts Receivable                                                    (2,590,307)         (1,230,488)
         Prepaid and other current assets                                            6,644            (109,371)
         Supplies inventory                                                          7,497             (30,538)
         Accounts Payable                                                        1,052,729           2,639,823
         Payable to related party                                                 (419,105)
         Accrued interest on convertible notes                                     101,945             772,129
         Accrued expenses and other liabilities                                    281,072              85,471
                                                                         -----------------   -----------------
         NET CASH USED IN OPERATING ACTIVITIES                                  (4,984,409)         (2,236,529)
                                                                         -----------------   -----------------

INVESTING ACTIVITIES
   Acquisition, net of cash received, stock and warrants issued
    and notes payable issued to seller                                                   -          (2,700,000)
   Increase in deposits and restricted cash                                        (34,773)           (592,486)
   Increase in permits                                                             (64,454)                  -
   Additions to property and equipment                                            (282,786)           (128,696)
                                                                         -----------------   -----------------
         NET CASH USED IN INVESTING ACTIVITIES                                    (382,012)         (3,421,182)
                                                                         -----------------   -----------------

FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                                 -             (32,842)
   Net advances from notes payable- financing agreement                            673,476            (328,673)
   Issuance of notes payable and capital leases                                  1,367,021              26,196
   Repayments of payable, investors notes                                         (125,076)           (587,500)
   Payment of notes payable                                                       (268,494)            (53,190)
   Proceeds from issuance of  notes                                                895,000           2,408,837
   Proceeds from issuance of common stock                                        1,518,206           2,512,614
   Proceeds from exercise of warrants                                              575,625           1,529,356
   Proceeds from issuance of convertible preferred stock                           225,000             517,500
   Proceeds from sale of treasury stock                                                  -              66,000
   Purchase of treasury stock                                                            -                (660)
                                                                         -----------------   -----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,860,758           6,057,638
                                                                         -----------------   -----------------

   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (505,663)              7,477

Cash and cash equivalents at beginning of year                                     553,658             546,181
                                                                         -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $          47,995   $         553,658
                                                                         =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest expense                                                      $         272,218   $         100,865
                                                                         =================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 2005 the convertible note holders converted $405,969 of notes and accrued interest into 406,148 shares of common stock.

During the year ended December 31, 2005, the Company reflects note discount for warrants issued and beneficial conversion features that valued at $180,974.

During the year ended December 31, 2005, the Company recorded an adjustment to accumulated deficit of $157,414 to reflect the beneficial conversion feature of the preferred stock issued during the year.


         See accompanying notes to the consolidated financial statements
                                        7

             GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

     ORGANIZATION AND DESCRIPTION OF BUSINESS

     Ultronics Corporation (a development stage company) ( "the Company") was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

     On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc ("GEM"), a Delaware Corporation in exchange for 18,914,408 shares of its class A common stock and as a result GEM became a wholly owned subsidiary of Ultronics Corporation. See Note 9.

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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $4,890,228 and utilized cash in operating activities of $4,984,409 during the year ended December 31, 2005, and as of December 31, 2005 the Company had current liabilities exceeding current assets by $2,481,648. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is continuing to raise capital through the issuance of debt and equity (see note 13). In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2004. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of General Environmental Management, Inc. of Nevada, and its wholly owned subsidiaries, General Environmental Management, Inc. of Delaware and General Environmental Management of Rancho Cordova, LLC. Inter-company accounts and transactions have been eliminated.

     (b) Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters.

     (c) Revenue Recognition.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

     The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety ("EHS") compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package. These services are billed and revenue recognized when the service is performed and completed. When the service is billed, client costs are accumulated and accrued.

     Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. Packaged waste is profiled for acceptance at a client's selected treatment, storage and disposal facility (TSDF) and tracked electronically through our systems. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. The time between picking up the waste and transfer to an approved TSDF is usually less than 10 days. The Company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated cost of disposal in the same period. For the Company's TSDF located in Rancho Cordova, CA, costs to dispose of waste materials located at the Company's facilities are included in accrued disposal costs. Due to the limited size of the facility, waste is held for only a short time before transfer to a final treatment, disposal or recycling facility.


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

     During the years ended December 31, 2005 and 2004, one customer accounted for approximately 24% and 29% of revenues, respectively. As of December 31, 2005, there was one customer that accounted for 43.8% of accounts receivable.

     (e) Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit-financing agreement, due to related party, and convertible notes payable as of December 31, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying amounts of notes payable approximate fair value because the related effective interest rates on these instruments approximates the rates usually available to the Company.

     (f) Cash

     Cash in bank and short term investments with maturities fewer than thirty days are recorded as cash balances.

     (g) Trade Receivables

     Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

     The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At December 31, 2005 trade receivables had a net balance in the amount of $5,143,754, net of an allowance of $236,021.

     (h) Inventory

     Inventories consist of supplies used in the ordinary course of business and are stated at the lower of cost (first-in, first-out method) or market.

     (i) Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

          Transportation                       5 Years
          Equipment                          5 - 7 Years
          Furniture and fixtures             5 - 7 Years
          Building and Improvements         20 - 40 Years

     Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term.

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

     (j) Impairment of Long-Lived Assets

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

     (k)  Deferred Rent

     Many of our operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods.

     For these leases, we recognize the related rental expense on a straight-line basis beginning on the date the property is delivered to us. We record the difference between the amount charged to expense and the rent paid as deferred rent, which is included in current liabilities.

     (l) Income Taxes

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

     (m) Stock Compensation Costs

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for the stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss as all options granted had an exercise price equal to or greater than the market value of Company's underlying common stock at the date of grant. Had the company elected to recognize compensation costs based on fair value of the stock and stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the service period of the underlying instrument and the Company's net loss and net loss per common share would increase to the amounts indicated in the table below:

                                                         Year Ended
                                                        December 31,
                                                     2005        2004
                                                ------------   ------------
     Net loss to common stockholders            $ (5,047,642)  $ (5,540,537)
     Less: stock based employee compensation
     expense determined under the fair value
     method for all awards                          (546,267)             -
                                                ------------   ------------
     Pro forma net loss                         $ (5,593,909)  $ (5,540,537)
                                                ============   ============

     Basic loss per weighted average share,
     as reported                                $       (.20)  $       (.42)
                                                ============   ============
     Pro forma Basic loss per weighted
     average share                              $       (.21)  $       (.42)
                                                ============   ============

     (n) Net Loss per Share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

     These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,487,059 shares and 6,714,130 shares, respectively.

     (o) Recent Accounting Pronouncements

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 generally will no longer allow non-monetary exchanges to be recorded at book value with no gain being recognized. Non-monetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange. Adoption is not expected to affect us.

     In May 2005, the FASB issued Statement No. 154 (" SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

     3.  ACQUISITIONS

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

     Inventory                              $   8,000
     Property and Equipment                   224,825
     Goodwill                                 475,527
                                            ---------
     Total                                  $ 708,352
                                            =========

     The following sets out the pro forma operating results for the year ended December 31, 2004 for the Company had the acquisitions occurred as of January 1, 2004:

                                                                Unaudited
                                                               Year Ended
                                                            December 31, 2004
                                                                Pro Forma
                                                            -----------------
     Net sales                                              $      13,333,927
     Cost of sales                                                 10,815,927
                                                            -----------------
                Gross profit                                        2,518,000
                                                            -----------------

     Operating expenses                                             7,816,200
                                                            -----------------
              Operating loss                                       (5,298,200)
     Other income (expense):
           Interest expense and amortization
             of deferred financing costs                             (374,756)
           Legal settlement                                          (150,000)
     Other non-operating income                                        36,467
                                                            -----------------

                    NET LOSS                                $      (5,786,489)
                                                            =================

     Loss per weighted average share, basic and diluted     $            (.25)
                                                            =================

     4. PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following as of December 31, 2005;

     Vehicles                                       $       914,892
     Equipment and furniture                                138,507
     Warehouse equipment                                     77,968
     Leasehold improvements                                   2,319
     Closure asset                                           35,846
     Building and improvements                            1,269,838
     Land                                                   905,000
                                                    ---------------
                                                          3,344,370

     Less accumulated depreciation and amortization         865,814
                                                    ---------------

     Property and equipment net of accumulated
      depreciation and amortization                 $     2,478,556
                                                    ===============

     Depreciation expense was $251,527 and $183,063 for the years ended December 31, 2005 and 2004 respectively.

     5.  GOODWILL AND INTANGIBLE ASSETS

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

     Intangible assets consist of the following at December 31, 2005:

     Permit costs                                    $ 315,894

     Accumulated amortization - permit costs            (8,898)
                                                     ---------
                                                     $ 306,996
                                                     =========

     Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. In 2005, the Company incurred and capitalized legal costs of $64,453 to renew and expand this permit.

     6.  RELATED PARTY TRANSACTIONS

     During the year of 2005 and 2004 the Company incurred $611,126 and $1,128,350 respectively in fees for advisory services provided by General Pacific Partners ("GPP"), a company operated by a prior member of the Board of Directors of the Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of December 31, 2005 the Company had $121,123 in amounts payable to General Pacific Partners for fees related to services.

     During the year ended December 31, 2005, the Company converted $782,212 of amounts due to GPP for services in exchange for the issuance of 782,212 shares of the Company's common stock (See Note 10). The shares issued were valued at the market price at the date of issuance, which resulted in an additional cost of $252,257 upon conversion that has been included in operating expenses in the accompanying statement of operations.

     See Note 8 for Notes Payable to this entity.

     7.  LINE OF CREDIT

     The Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the "Agreement") with a lender beginning May 2002. The Agreement was amended on October 14, 2004 and again on December 12, 2005. Under terms of the December 12, 2005 amended Agreement, the lender will purchase from General Environmental Management, Inc. of Delaware some or all of General Environmental Management, Inc. of Delaware's accounts receivable (the "Purchased Accounts"), advancing cash to General Environmental Management, Inc. of Delaware up to 80% of the Purchased Accounts, up to a maximum indebtedness of $2,000,000. In consideration of purchase of said accounts receivable, General Environmental Management, Inc of Delaware will pay to lender (a) interest on the aggregate outstanding indebtedness at the rate of 3.0% per annum plus the Prime Rate in effect at the end of each month with the Prime Rate never being less than four and three fourths of a percent (4.75%) per annum, and (b) a fee of nine tenths of one percent (0.9%) of the face amount of the Purchased Accounts which will be deducted from any cash advance. If the product of thirty days multiplied by the ratio of the total amount of Purchased Accounts at the beginning of any month divided by the total collections applied to the General Environmental Management, Inc. of Delaware's indebtedness during any said month is greater than forty (40) days, the charge pursuant to (b) above shall be increased by one-fourth of one per cent (1/4%) for each such five day period.

     Under terms of the agreement, General Environmental Management, Inc of Delaware assumes full risk of non-payment, and unconditionally guarantees to the lender the full and prompt payment of the full-face amount of the Purchased Accounts. If any Purchased Account shall remain unpaid after ninety (90) days, or if lender shall otherwise deem itself insecure for any reason whatsoever, or if any account debtor shall become bankrupt, insolvent or subject of a reorganization, the lender may require General Environmental Management, Inc of Delaware to repurchase such Purchased Account plus any lender's costs relating to collection of such Purchased Account. The amended agreement shall continue until March 31, 2006 and shall be automatically renewable for successive two-month terms unless terminated by General Environmental Management, Inc. of Delaware by notification to lender in writing at least sixty (60) days before the end of any renewal term. The Agreement is secured by all of General Environmental Management, Inc. of Delaware's assets and personally guaranteed by certain stockholders of the Company. The amounts due to the lender under this agreement were $1,094,780 as of December 31, 2005.

     8.  NOTES PAYABLE TO INVESTORS

     Notes payable to investors consist of the following at December 31, 2005

       (A) 2004 Convertible notes under Loan and
            Security Agreement                     $     561,157
       (B) Notes payable to related party                756,849
       (C) Notes payable to investor                     106,986
       Valuation discount                                (65,544)
                                                   -------------
       Notes payable, current                      $   1,359,448
                                                   =============

     (A) During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the TSDF located in Rancho Cordova, California. The notes are secured by substantially all of the assets of the Company and carry an interest rate of eight percent (8%) per annum and principal and interest are convertible on a dollar for dollar basis to common stock. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. During the year ended December 31, 2005 the company repaid $120,000 of these notes and $295,000 of these convertible notes plus accrued interest of $29,282 had been converted to 324,282 shares of common stock. As of December 31, 2005, notes payable of $500,000 plus accrued interest of $61,157 remain outstanding, and are due June 30, 2006.

     In accordance with generally accepted accounting principles the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be interest expense. The Company also allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was recognized as interest expense over the period until the notes mature or are converted. The company used the black scholes valuation model and determined that the value of the warrants issued was $295,711, and recorded such amount as a debt discount. Accordingly, the Company recorded an aggregate debt discount of $295,711 relating to the issuance of the warrants and the value of the beneficial conversion feature. As of December 31, 2004, $250,697 of this discount had been amortized. The remaining unamortized amount of the debt discount of $45,014 as of December 31, 2004 was amortized and reflected as interest expense during the year ended December 31, 2005.

     (B) Notes payable to a related party are unsecured, and are due at June 30, 2006. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holders were issued warrants to purchase common stock. Each two dollars of notes issued resulted in the issuance of a warrant for the purchase of one share of common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of December 31, 2005 no warrants have been exercised.

     (C) Notes payable are unsecured and are payable to an individual due June 30, 2006. The notes carry an interest rate of ten percent (10%) per annum. In addition, the note holder was issued 20,000 warrants to purchase common stock in General Environmental Management, Inc at $1.25 per share of common stock. As of December 31, 2005 no warrants have been exercised.

     The Company allocated the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount is recognized as interest expense over the period until the notes mature or are converted. The aggregate debt discount on the Notes B and C, described above, was calculated at $114,502 using the Black Scholes pricing model, of which $63,534 was amortized during the year ended December 31, 2005 and included in interest and financing costs in the accompanying statement of operations.

     9. LONG TERM DEBT

     Long term debt consists of the following as of December 31, 2005:

          (a) Equipment notes                         $         20,109
          (b) Note Payable, Acquisition                        227,420
          (c) Notes Payable, Alliance                        1,250,000
          (d) Capital Lease obligations                        179,521
                                                      ----------------
                                                             1,677,050
          Loan Discount                                        (57,292)
                                                      ----------------
                                                             1,619,758
          Less current portion                                  83,106
                                                      ----------------
          Notes payable, net of current portion       $      1,536,652
                                                      ================


     (a) Various equipment notes payable in monthly installments ranging from $402 to $462 including interest at rates ranging from 0.0% to 6.7%, through November 2007. The notes are secured by vehicles.

     (b) The Company entered into two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc. (See Note 3). The notes are secured by the assets purchased from the companies. Each seller was given a $220,000 note for an aggregate total of $440,000. The notes carry an interest rate of 8% and are due in monthly installments of $5,928 through August of 2009. As of December 31, 2005, $227,420 was due on these notes.

     (c) On September 12, 2005, our wholly owned subsidiary, General Environmental Management of Rancho Cordova, LLC, ("GEM LLC") entered into a $1.25 million secured, long-term financing arrangement with The Alliance Portfolio (the "2005 Loan"). The loan is secured by real estate.

     The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008. The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. In no event will the interest rate be less than 12.99% per annum. In connection with obtaining the loan, the Company paid an $62,500 loan origination fee which is being amortized over the term of the loan.

     (d) Capital lease obligations are for trucks. The leased assets included in property and equipment total $179,521.

     Future annual maturities under these notes payable at December 31, 2005 are as follows:

                  Year Ended December 31,            Amount
                  -----------------------         -----------
                            2006                  $    83,107
                            2007                       90,182
                            2008                    1,343,798
                            2009                       81,176
                            2010                       38,170
                  Thereafter                           40,617
                  -----------------------         -----------
                                                  $ 1,677,050
                                                  ===========

     10. STOCKHOLDERS' EQUITY

     Reverse Merger

     On February 14, 2005 the Company acquired General Environmental Management, Inc. through its wholly owned subsidiary, Ultronics Acquisition Corp (UAC). Stockholders of General Environmental Management, Inc. received one share of Ultronics Corporation for each share of General Environmental Management, Inc. In addition, any outstanding warrants or options for General Environmental Management, Inc. were immediately converted into options or warrants for the purchase of Ultronics Corporation shares of Class A voting common stock. The total number of shares outstanding prior to the acquisition of General Environmental Management, Inc. were 6,000,000 for Ultronics and 18,914,408 shares for General Environmental Management, Inc. Immediately after the acquisition there were 24,914,408 shares outstanding of Ultronics Class A common stock. On March 15, 2005 the shareholders of the Company approved the amendment and restatement of the Company's Articles of Incorporation. The restated articles included the conversion of all outstanding shares of Class A voting common stock to common stock; changed the name of the Company to General Environmental Management, Inc.; increased the authorized number of shares of common stock to 200,000,000 shares and; authorized 50,000,000 shares of preferred stock having a par value of $.001. The Company has retroactively restated its financial statements as if these transactions occurred at the beginning of the period.

     Issuance of Common Stock

     From February 2005 to March 2005, the Company issued twenty five convertible notes totaling $1,405,000. These notes were issued in lieu of common stock, as the Company did not have sufficient authorized shares available to issue the required shares of common stock. The notes carried an interest rate of eight percent (8%) per annum and, once the Company had, by vote of the shareholders, increased the authorized shares of common stock to 200 million shares, the notes were subject to mandatory conversion on a dollar for dollar basis for principal and accrued interest into common stock at a share price of $1.00 per share. On March 15, 2005 the Shareholders of the company approved the increase in authorized shares by amendment and restatement of the Company's Articles of Incorporation. As of April 2005 all notes, including $18,706 of accrued interest, had been converted into 1,423,706 shares of common stock at a price of $1.00 per share. The issuance of these convertible notes has been characterized as an equity issuance by the Company, as the transaction was in essence a sale of common stock. The notes were attached with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock, resulting in the issuance of, 711,946 warrants with an exercise price of $1.25 and expiration dates through June 30, 2008.

     During the year ended December 31, 2005, an additional 105,000 shares of the Company's common stock were issued for cash of $94,500.

     Issuance of common stock for conversion of debt

     The Company issued $80,000 of convertible promissory notes during the second quarter. The notes carried an interest rate of ten percent (10%) per annum and provided, at the option of the investor or of the Company at any time prior to the maturity date, for conversion of the principal amount of the note into the Company's common stock on the basis of one share of common stock for each $1.00 in unpaid principal and accrued interest with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock. On June 30, 2005 the Company compelled the conversion of all notes, including $1,694 of accrued interest, into 81,694 shares of common stock at a price of $1.00 per share and 40,847 warrants with an exercise price of $1.25 and an expiration date of June 30, 2008. In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be interest expense. As such, the Company recorded $28,000 as a debt discount related to this beneficial conversion feature. The Company also used the Black Scholes valuation model and determined that the value of the warrants issued was $13,667, and recorded such amount as a debt discount. During the year ended December 31, 2005, the company recognized the aggregate amount of the recorded debt discount of $41,667 as interest expense related to the accretion of the debt discount up to the date of conversion.

     During the year ended December 31, 2005 the Company also converted several notes totaling $295,000 of principal and $29,454 of interest into 324,454 shares of common stock at the request of three shareholders. The notes carried an interest rate of eight percent (8%) per annum and provided, at the option of the investor, for conversion of the principal amount of the note into the Company's common stock on the basis of one share of common stock for each $1.00 in unpaid principal and accrued interest with a warrant to purchase one share of common stock for $1.25 per share of common stock for each $2.00 of principal and accrued interest converted to common stock.

     Common Stock for Services

     During the 2005, 2,678 shares of the Company's common stock were issued in exchange for legal services. The common stock was valued at a price of $1.00 per share.

     During 2005, 782,214 shares of common stock valued at $1,034,471 were issued to General Pacific Partners for advisory fees due then (See Note 6). The shares were valued at the fair market value at the time of issuance.

     Preferred Stock.

     During the year ended December 31, 2005, the Company raised $225,000 (net of offering costs of $25,000) through the issuance of 250,000 units of Series A convertible preferred stock related to the Private Placement Memorandum released August 19, 2005.

     Each unit consists of one share of Series A Convertible Preferred Stock convertible into one share of common stock beginning one year after the Company accepts a subscription to the units, with an annual dividend on each share of Series A Convertible Preferred Stock of $0.08, payable annually, and, one half (1/2) of a redeemable warrant with each whole warrant entitling the holder to purchase one share of the Company's common stock at an exercise price of $1.25, subject to adjustment, for a period of forty eight (48) months beginning one year from the date the Company accepts a subscription agreement to the units. Based upon the existence of these conversion features and the warrants issued, the Company determined that a beneficial conversion feature of $157,414 was required to be recorded as of the date of issuance has been accounted for as an adjustment to capital and to net loss attributed to common shareholders.

     In addition 25,000 warrants, valued at $12,372 were issued as commissions for the placement of the Series A - Preferred Stock.

     In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or the sale of substantially all of its assets (each such event, a "Liquidation"), the holders of shares of Series A Convertible Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before payment to the holders of Junior Stock by reason of their ownership thereof, a Liquidation Price equal to (i) One Dollar ($1.00) per share, subject to adjustment, plus an amount equal to all accrued, but unpaid, dividends on such share of Series A Convertible Preferred Stock since the original issue date. After the payment of this Liquidation Price, the holders of shares of Junior Stock then outstanding shall be entitled to receive the remaining assets and funds of the Company available for distribution to its stockholders.

     11. STOCK OPTIONS AND WARRANTS

     Stock Options

     Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware's Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 2,643,500 shares. The Board of Directors of the Company granted a total of 1,988,500 options to 86 employees and to two consultants. The exercise price for the options ranged between $1.00 and $1.60 market value of the stock at the date of the grant.

     The Company issues stock options to employees, directors and consultants under the 2005 Stock Option Plan. Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant. The weighted average remaining contractual life of employee options outstanding at December 31, 2005 was 7.19 years. Stock option activity for the year ended December 31, 2005 was as follows:

                                              Weighted Avg.      Weighted Avg.
                                                Options         Exercise Price
                                              ------------      --------------
         Options, January 1, 2005                        -      $            -
         Options granted                         1,988,500                1.06
         Options exercised                               -                   -
         Options cancelled                        (308,000)               1.05
                                              ------------      --------------
         Options, December 31, 2005              1,680,500      $         1.06
                                              ============      ==============

     Options outstanding at December 31, 2005 and the related weighted average exercise price and remaining life information is as follows:

                                                 Weighted
                                                 average          Total weighted                         exercisable
       Range of               Total options   remaining life     average exercise        Options      weighted average
    exercise prices           outstanding        in years            price             exercisable     exercise price
-------------------------- ----------------- ----------------- -------------------- ---------------- --------------------
                  $  1.00         1,356,500              7.12                $1.00          886,250                $1.00
                     1.60            26,000              7.25                 1.60            1,500                 1.60
                     1.30           281,500              7.50                 1.30           70,375                 1.30
                     1.17            16,500              7.75                 1.17            3,300                 1.17
-------------------------- ----------------- ----------------- -------------------- ---------------- --------------------
              $1.00-$1.60         1,680,500              7.19                $1.06          961,425                $1.03
-------------------------- ----------------- ----------------- -------------------- ---------------- --------------------

     Warrants

     Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company's stock on the same terms as issued. As of December 31, 2005 there were 5,245,404 warrants outstanding with exercise prices ranging from $1.00 to $4.00 per share of common stock, and expiration dates through August of 2008.


                                                  Warrants      Range of Exercise Prices
     Warrants outstanding, January 1, 2004        3,422,750              $0.10 - $2.00
     Warrants granted                             4,514,788              $1.00 - $4.00
     Warrants exercised                          (1,807,125)             $1.00 - $1.00
     Warrants expired                                     -               -
     Warrants outstanding, December 31, 2004      6,130,413              $0.10 - $4.00


                                                  Warrants      Range of Exercise Prices
     Warrants outstanding, January 1, 2005        6,130,413              $1.00 - $4.00
     Warrants granted                             1,796,991              $1.00 - $1.25
     Warrants exercised                          (1,610,000)             $0.10 - $1.25
     Warrants expired                            (1,072,000)             $1.00 - $1.00
     Warrants outstanding, December 31, 2005      5,245,404              $1.00 - $4.00

     During the year ended December 31, 2005 the Company received $575,625 on exercise of 1,610,000 warrants and granted an additional 1,796,991 at prices ranging from $1.00 to $1.25.

     12. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases its warehouse and office facility and certain equipment under separate non-cancelable operating lease agreements. Under terms of each of the leases, the company pays the cost of repairs and maintenance.

     Future minimum lease commitments under these leases at December 31, 2005 are as follows:

           Year Ended December 31,               Amount
                                             ----------------
                     2006                 $          307,339
                     2007                            223,055
                     2008                            140,427
                     2009                              4,624
                     2010                                  -
                  Thereafter                               -
                                             ----------------
                                          $          675,445
                                             ================

     Rent expense for the years ending December 31, 2005 and 2004 was $843,464 and $643,546 respectively.

     ENVIRONMENTAL

     The Company is regulated as a hazardous waste transporter and is subject to various stringent federal, state, and local environmental laws and regulations relating to pollution, protection of public health and the environment, and occupational safety and health. The Company is subject to periodic inspection by the Department of Toxic Substance Control. The Company has not been subject to any contingencies pursuant to any environmental law or regulation.

     Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material.

     ASSET RETIREMENT COSTS AND OBLIGATIONS

     In accordance with its Part B operating permit, the Company is liable for certain costs involving the ultimate closure of its facilities. These expenses include costs of decommissioning, remediation, and incremental direct administration costs of closing the facilities.

     Upon acquisition of General Environmental Management of Rancho Cordova, LLC in June 2004, the Company continued that subsidiary's implementation of SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement which became effective January 1, 2003, requires that a fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. On an annual basis the liability to fulfill the retirement obligation is required to be reviewed and adjusted if necessary. Management's review of the liability in 2005 determined no adjustment was necessary.

     The Company determined the estimated obligation, based on current requirements and proposed regulatory changes and is intended to approximate fair value. The estimate of fair value is based on the best available information, including the results of present value techniques. Once the retirement costs were determined, the Company inflated those costs to the expected time of payments and discounts the expected future costs back to present value. The costs have been inflated in current dollars until the expected time of payment using an inflation rate of 2.5 percent and have discounted these costs to present value using a credit-adjusted risk-free interest rate of 5.5 percent. The accretion of the liability, based on the effective interest method, and amortization of the property and equipment, recognized over the estimated life of the location, will be included in the operating costs and expenses. The discount rate, which is based on the rates for the United States Treasury bonds, and the inflation rate is reviewed by the Company on an annual basis.

     Upon acquisition of the Part B permit and facility, the Company's share of obligation, was a present value liability of $35,846 and a net increase to plant and equipment of $35,846.

     In the State of California, the environmental regulatory agencies overseeing the Company's operations require the Company to provide assurance that funds will be available for these costs.

     The Company has a cash deposit of $566,698 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

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

     NOTE 13. INCOME TAXES

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at December 31;

                                                 2005               2004
                                             --------------    ---------------
     Deferred tax asset, net operating loss  $    4,363,661    $     2,692,364
     Less valuation allowance                    (4,363,661)        (2,692,364)
                                             --------------    ---------------
     Net deferred tax asset                  $            -    $             -
                                             ==============    ===============

     As of December 31, 2005 and December 31, 2004, the Company had federal net operating loss carry forwards of approximately $12,834,298 and $7,918,718, respectively, expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

     As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2005 and 2004.

     Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2005 and 2004 is as follows:

                                                       2005            2004
                                                    ----------      ----------
     Tax expense at U.S. statutory income tax rate       (34.0)%         (34.0)
     Increase in the valuation allowance                  34.0            34.0
                                                    ----------      ----------
     Effective rate                                          -              -
                                                    ==========      ==========

     NOTE 14. SUBSEQUENT EVENTS

     On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation ("Gibraltar") in repayment in full of the outstanding indebtedness then owing by the Company to Gibraltar and $250,000 to be placed into an escrow account for a period of 120 days to cover certain potential liabilities that may become owing to Gibraltar pursuant to certain indemnification obligation which survive the repayment of the Gibraltar indebtedness. The Company also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and the sum of $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction.

     The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova LLC.

     The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606 plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning at any one time more that 4.99% of our outstanding shares of common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 3,218,000 Warrants.

     The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

     On March 10, 2006, the Company entered into a Stock Purchase Agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the registrant acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services.

     In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M. For purposes of accounting for the acquisition of the business of K2M, the effective date of the Agreement was March 1, 2006.

     As a result of the Agreement, K2M becomes a wholly-owned subsidiary of the registrant.