Form 10QSB
period 2006-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2006-05-22
CIK 894556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
                               ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-38
                    ------------------

                     GENERAL ENVIRONMENTAL MANAGEMENT, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            NEVADA                                              87-0485313
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


  3191 Temple Ave., Suite 250, Pomona, CA                        91768
 ------------------------------------------                  -------------
  (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code     (909) 444-9500
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of  March 31, 2006
-----------------------------                  ---------------------------------
$.001 PAR VALUE COMMON STOCK                          28,250,635 SHARES

                                                GENRAL ENVIRONMENTAL MANAGEMENT, INC.
                                                   QUARTERLY REPORT ON FORM 10-QSB
                                             FOR THE FISCAL QUARTER ENDED MARCH 31, 2006


                                                          TABLE OF CONTENTS

                                                                                                                           Page No.
                                                                                                                           --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)..................................................................................  3
           Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005......................  3
           Condensed Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005......  5
           Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2006......  6
           Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005......  7
           Notes to the Unaudited Condensed Consolidated Financial Statements ...............................................  9
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............................. 19
Item 3.    Controls and Procedures........................................................................................... 24


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................................. 24
Item 2.    Changes in Securities............................................................................................. 24
Item 3.    Defaults Upon Senior Securities................................................................................... 24
Item 4     Submission of Matters to a Vote of Security Holders............................................................... 24
Item 5.    Other Information................................................................................................. 24
Item 6.    Exhibits and Reports on Form 8K................................................................................... 24

           Signatures........................................................................................................ 26
           CEO & CFO Certifications.......................................................................................... 28



                                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31,       December 31,
                                                                       2006              2005
                                                                   ------------      ------------
                                                                   (Unaudited)

                                              ASSETS
CURRENT ASSETS:

Cash                                                               $    196,469      $     47,995

Accounts receivable, net of allowance for doubtful accounts of
     $236,021 and $236,021, respectively                              3,791,791         5,143,754

Supplies inventory                                                       38,608            35,921

Prepaid expenses and  other current assets                              687,125            90,347
                                                                   ------------      ------------

Total Current Assets                                                  4,713,993         5,318,017
                                                                   ------------      ------------

Property and Equipment - Net of accumulated depreciation of
  $932,632 and $865,814, respectively                                 2,789,728         2,478,556

Restricted cash                                                         572,046           566,698

Intangibles                                                           1,684,220           306,996

Deferred financing fees                                                 583,722                --

Deposits                                                                108,581            59,120

Goodwill                                                                644,647           644,647
                                                                   ------------      ------------
TOTAL ASSETS                                                       $ 11,096,937      $  9,374,034

                                                                   ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable - financing agreement                                $    418,041      $  1,094,780

Accounts payable                                                      2,572,558         3,920,923

Accrued expenses                                                      1,133,186           414,616

Accrued disposal costs                                                  307,286           789,414

Payable to related party                                                136,123           121,123

Deferred rent                                                            15,394            16,255

Current portion of notes payable                                         64,809            83,106


Notes payable to investors                                            1,420,469         1,359,448
                                                                   ------------      ------------
Total Current Liabilities                                             6,067,866         7,799,665
                                                                   ------------      ------------

Financing agreement, net of current portion                           1,828,743                --
                                                                   ------------      ------------

Notes payable, net of current portion                                 1,670,570         1,536,652
                                                                   ------------      ------------


              See accompanying notes to condensed consolidated financial statements.


                      GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (CONTINUED)


                                                                     March 31,       December 31,
                                                                       2006              2005
                                                                   ------------      ------------
                                                                   (Unaudited)

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Series A convertible preferred stock, net of offering costs
  of $ 37,732, 10% dividend, liquidation, preference $1 per
  share, $.001 par value, 50,000,000 shares authorized,
  250,000 shares issued and outstanding                                 212,628           212,628

Common stock, $.001 par value, 200,000,000 shares authorized,
  28,250,635 and 27,893,576 shares issued and outstanding                28,252            27,895

Additional paid in capital                                           15,718,305        13,083,970

Accumulated deficit                                                 (14,429,427)      (13,286,776)
                                                                   ------------      ------------

Total Stockholders' Equity                                            1,529,758            37,717
                                                                   ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,096,937      $  9,374,034
                                                                   ============      ============


              See accompanying notes to condensed consolidated financial statements.


               GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                         Three months ended
                                                ------------------------------------
                                                 March 31, 2006       March 31, 2005
                                                ---------------      ---------------

REVENUES                                        $     3,647,918      $     3,294,461

COST OF REVENUES                                      2,788,369            2,836,526
                                                ---------------      ---------------

GROSS PROFIT                                            859,549              457,935

OPERATING EXPENSES                                    1,751,277            1,762,677
                                                ---------------      ---------------
OPERATING LOSS                                         (891,728)          (1,304,742)

OTHER INCOME (EXPENSE):

Interest income                                           5,348                1,489

Interest and financing costs                           (286,257)            (145,099)

Other non-operating income                               29,986               75,910
                                                ---------------      ---------------
Net Loss                                        $    (1,142,651)     $    (1,372,442)
                                                ===============      ===============

Net loss per common share basic and diluted     $          (.04)     $          (.06)
                                                ===============      ===============

Weighted average shares of common stock
  outstanding, basic and diluted                     28,085,007           24,762,267
                                                ===============      ===============


      See accompanying notes to the condensed consolidated financial statements


                                       GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                             (Unaudited)


                                    Common Stock                Preferred Stock         Additional
                            ---------------------------   ---------------------------     Paid In      Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit          Total
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance, January 1, 2006      27,893,576   $     27,895        250,000   $    212,628     13,083,970   $(13,286,776)   $     37,717

Issuance of common stock
  for finders fees               247,059            247             --             --        209,753             --         210,000

Issuance of common stock
  for settlement of
  payable to related party       110,000            110             --             --         55,990             --          56,100

Valuation of warrants and
  beneficial conversion
  feature on issued notes
  payable                             --             --             --             --      2,321,153             --       2,321,153

Fair value of vested options          --             --             --             --         47,439             --          47,439

Net loss for the quarter
  ended March 31, 2006                --             --             --             --             --     (1,142,651)     (1,142,651)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2006       28,250,635   $     28,252        250,000   $    212,628     15,718,305   $(14,429,427)   $  1,529,758
                            ============   ============   ============   ============   ============   ============    ============


                                See accompanying notes to condensed consolidated financial statements


                    GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      2006             2005
                                                                  -----------      -----------
OPERATING ACTIVITIES
   Net loss                                                       $(1,142,651)     $(1,372,442)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization                                   91,626           61,018
       Amortization of discount on notes                                5,208           23,402
       Common stock issued for services                                    --            2,678
       Fair value of vested options                                    47,439               --
       Amortization of discount on convertible debt                    99,104               --
       Amortization of deferred financing fees                         25,381               --
       Gain on issuance of common shares for accounts payable         (53,900)              --

       Changes in assets and liabilities:
         Accounts Receivable                                        1,351,963         (250,882)
         Prepaid and other current assets                             (91,687)         (10,694)
         Supplies inventory                                            (2,687)           1,113
         Accounts Payable                                          (1,348,365)        (526,744)
         Accrued interest on convertible notes                         29,962           24,897
         Accrued expenses and other liabilities                       122,494         (109,816)
                                                                  -----------      -----------
           NET CASH USED IN OPERATING ACTIVITIES                     (866,113)      (2,157,470)
                                                                  -----------      -----------

INVESTING ACTIVITIES:
   Acquisition, net of cash received                               (1,500,000)              --
   Increase in restricted cash                                         (5,348)         (34,703)
   Increase in permits                                                     --          (34,996)
   Additions to property and equipment                                (31,784)         (19,628)
                                                                  -----------      -----------
           NET CASH USED IN INVESTING ACTIVITIES                   (1,537,132)         (89,327)
                                                                  -----------      -----------

FINANCING ACTIVITIES
   Net advances  (payments) on Line of credit                      (1,094,780)         221,899
   Repayments of convertible notes                                         --         (125,145)
   Payment of notes payable                                           (24,741)         (75,528)
   Net proceeds from issuance of notes                              4,302,170        1,375,000
   Proceeds from issuance of common stock                                  --          105,000
   Proceeds from exercise of warrants                                      --          353,126
   Deferred financing fees                                           (430,930)              --
   Escrow to former lender                                           (250,000)              --
   Advances from directors and stockholders                            50,000               --
                                                                  -----------      -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                2,551,719        1,854,352
                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       148,474         (392,445)

Cash and cash equivalents at beginning of period                       47,995          553,658
                                                                  -----------      -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   196,469      $   161,213
                                                                  ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Interest expense                                               $    78,123      $   121,697
                                                                  ===========      ===========

           See accompanying notes to the condensed consolidated financial statements


                               GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                     (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         2006               2005
                                                                                     -------------     -------------

     Value of warrants issued to lenders recorded as debt discount                   $   1,191,262     $          --
     Value of beneficial conversion feature of notes issued recorded
       as debt discount                                                                    932,168                --
     Valuation of warrants issued to advisors recorded as financing costs                  197,723                --
     Conversion of related party debt to common stock                                      110,000                --
     Issuance of common stock for financing costs                                          210,000                --
     Deferred financing cost included in payable to related party                           75,000                --


                      See accompanying notes to the condensed consolidated financial statements

                                                         8

             GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     BASIS OF PRESENTATION

     The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $1,142,651 and utilized cash in operating activities of $866,113 during the three months ended March 31, 2006, and as of March 31, 2006 the Company had current liabilities exceeding current assets by $1,353,873. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the integration of the acquisition made by the Company during the first quarter of 2006. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Use of estimates

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

     (b) Revenue Recognition

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

     (c) Income Taxes

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

     (d) Stock Compensation Costs

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

            As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

            The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

     The total stock based compensation expense for the three months ended March 31, 2006 was $47,439. The value of the unvested options to employees that will be amortized over future periods was $346,852 at March 31, 2006. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

                                          Three Months
                                             Ended
                                         March 31, 2006
                                         --------------

     Dividend yield                              --
     Risk-free interest rate                   3.69%
     Expected volatility                      44.5%
     Expected life of options              8.0 years


     During the three months ended March 31, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for March 31, 2005 is required.

     (e) Recent Accounting Pronouncements

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

     The purchase price was allocated as follows:

     Property and Equipment             345,630
     Intangibles - Customer lists     1,402,608
     Accrued Liabilities               (113,088)
     Note Payable                      (135,150)
                                    ------------
     Total                          $ 1,500,000
                                    ============

     The Company allocated the excess of net assets acquired to customer lists and expects to amortize these amounts over five years. The Company has not yet finalized the purchase price allocation which may change upon the completion of an independent third party evaluation of the assets purchased.

     The following sets out the pro forma operating results for the quarter ended March 31, 2006 and 2005 for the Company had the acquisition occurred as of January 1, 2005:

                                                                        Three months ended March 31,
                                                                           Pro Forma (Unaudited)
                                                                        ----------------------------
                                                                            2006             2005
                                                                        -----------      -----------
     Net sales                                                          $ 4,181,293      $ 3,859,672
     Cost of sales                                                        3,075,325        3,140,610
                                                                        -----------      -----------
                Gross profit                                              1,105,968          719,062
                                                                        -----------      -----------

     Operating expenses                                                   1,917,081        1,923,224
                                                                        -----------      -----------
              Operating loss                                               (811,113)      (1,204,162)

     Other income (expense):
      Interest expense and amortization of deferred financing costs        (288,165)        (149,304)
      Other non-operating income                                             35,335           77,399
                                                                        -----------      -----------
                    NET LOSS                                            $(1,063,943)     $(1,276,067)
                                                                        ===========      ===========

     Loss per weighted average share, basic and diluted                 $      (.04)     $      (.05)
                                                                        ===========      ===========


4.   GOODWILL AND INTANGIBLE ASSETS

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

            Intangible assets consist of the following at March 31, 2006:


            Permit costs                                  $  315,894
            Customer lists - K2M mobile Treatment          1,402,608
            Accumulated amortization                         (34,282)
                                                          -----------
                                                          $1,684,220
                                                          ===========

     Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. Customer lists acquired are being amortized over five years.

5.   RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2006 the Company incurred $75,000 in fees for advisory services provided by General Pacific Partners ("GPP"), a company operated by a prior member of the Board of Directors of the Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of March 31, 2006 the Company had $136,123 in amounts payable to General Pacific Partners for fees related to advisory services.

     During the quarter ended March 31, 2006, the Company converted $110,000 of amounts due to GPP for services in exchange for the issuance of 110,000 shares of the Company's common stock. The shares issued were valued at the market price at the date of issuance, which resulted in a reduction in cost of $53,900 upon conversion that has been offset to operating expenses in the accompanying statement of operations.


6.   SECURED FINANCING AGREEMENT

     The secured financing consists of the following at March 31, 2006 and December 31, 2005:

          -------------------------------- ---------------- -----------------
                                              March 31,        December 31,
                                                 2006              2005
          -------------------------------- ---------------- -----------------
          (a) Line of credit                $          -       $  1,094,780
          -------------------------------- ---------------- -----------------
          (b) Laurus agreement
          -------------------------------- ---------------- -----------------
                 Term Note                     2,000,000                 -
          -------------------------------- ---------------- -----------------
                 Secured Revolving Note        2,628,363                 -
          -------------------------------- ---------------- -----------------
                 Valuation Discount           (2,381,579)                -
          -------------------------------- ---------------- -----------------
                                               2,246,784         1,094,780
          Less current portion                   418,041         1,094,780
          -------------------------------- ---------------- -----------------
          Notes, net of current portion     $  1,828,743     $           -
          -------------------------------- ---------------- -----------------

     (a) The Company's wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the "Agreement") with a lender beginning May 2002. The Agreement was amended on October 14, 2004 and again on December 12, 2005. Under the terms of the December 12, 2005 amended Agreement, the lender purchased from General Environmental Management, Inc. of Delaware's accounts receivable (the "Purchased Accounts"), advancing cash to General Environmental Management, Inc. of Delaware up to 80% of the Purchased Accounts, up to a maximum indebtedness of $2,000,000. The amended agreement was to continue until March 31, 2006. The amounts due to the lender under this agreement were $1,094,780 as of December 31, 2005. The loan was paid off in full and terminated on March 3, 2006.

     (b) On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation ("Gibraltar") in repayment in full of the outstanding indebtedness then owing by the Company to Gibraltar and $250,000 (included in other assets on the accompanying March 31, 2006 Balance sheet) to be placed into an escrow account for a period of 120 days to cover certain potential liabilities that may become owing to Gibraltar pursuant to certain indemnification obligations which survive the repayment of the Gibraltar indebtedness. The Company also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and the sum of $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction. The Company also incurred an additional $ 41,193 of closing costs for total closing costs of $326,193.

     The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

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

     The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 80% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of March 31, 2006, the Company had outstanding borrowings of $1,980,535 against the line of credit, and also had received an additional $647,828 from an over-advance facility from the borrower.

     The Company calculated that the fair value of the warrants issued to Laurus was $1,191,262 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature of the note approximated $932,168. The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,191,262 and the $932,168 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amount of the Notes, and are being amortized to interest expense over the life of the loan based upon the effective interest method.

     In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $716,000, of which $210,000 was paid through the issuance of 247,059 shares of our common stock. In addition, the Company issued these finders warrants to purchase 534,118 shares of common stock at a price of $0.87 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,723 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. The fees paid to the finders and the value of the warrants issued to the finders have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.

7.   STOCKHOLDERS' EQUITY

     The Company issued 110,000 shares of common stock valued at $56,100 to General Pacific Partners in settlement of $110,000 of accounts payable due to them, resulting in a gain on settlement of $53,900. See Note 5, Related Party Transactions.

     As part of the fee arrangement related to the secured financing agreement (See Note 6), the Company issued 247,059 shares of common stock valued at $210,000 to its financial advisor.

     During the first quarter of 2006, employee compensation cost of $47,439 was recorded as expense in accordance with SFAS 123R. See Note 1.

     In conjunction with the secured financing arrangement (See Note 6), the Company recorded the value of warrants issued and a beneficial conversion feature. The value of the warrants, computed using the fair value method, was $1,388,985. The beneficial conversion feature related to the term note was $932,168.

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


8.   STOCK OPTIONS AND WARRANTS

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

     The Company issues stock options to employees, directors and consultants under the 2005 Stock Option Plan. Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant. Stock option activity for the quarter ended March 31, 2006 was as follows:

                                           WEIGHTED AVG.       WEIGHTED AVG.
                                             OPTIONS          EXERCISE PRICE
                                          --------------      --------------

          Options, January 1, 2006           1,680,500                1.06
          Options granted                          --                  --
          Options exercised                        --                  --
          Options cancelled                        --                  --
                                           -----------         -----------
          Options, March 31, 2006           1,680,500          $     1.06
                                           ===========         ===========


     Warrants

     Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company's stock on the same terms as issued. As of March 31, 2006 there were 8,997,522 warrants outstanding with exercise prices ranging from $0.87 to $4.00 per share of common stock, and expiration dates through February of 2013.

     During the quarter ended March 31, 2006 the Company granted 3,752,118 warrants at a price of $0.87. These warrants were issued in conjunction with the secured financing agreement described in Note 6.

                                                                  Warrants
                                                                -----------
     Warrants outstanding, January 1, 2006                       5,245,404
     Warrants granted                                            3,752,118
     Warrants exercised                                                 --
     Warrants expired                                                   --
                                                                -----------
     Warrants outstanding, March 31, 2006                        8,997,522
                                                                ===========


9.   COMMITMENTS AND CONTINGENCIES

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

     ASSET RETIREMENT COSTS AND OBLIGATIONS

     In accordance with its Part B operating permit, the Company is liable for certain costs involving the ultimate closure of its facilities. These expenses include costs of decommissioning, remediation, and incremental direct administration costs of closing the facilities.Upon acquisition of General Environmental Management of Rancho Cordova, LLC in June 2004, the Company continued that subsidiary's implementation of SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement which became effective January 1, 2003, requires that a fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. On an annual basis the liability to fulfill the retirement obligation is required to be reviewed and adjusted if necessary. Management's review of the liability in 2005 determined no adjustment was necessary. The Company determined the estimated obligation, based on current requirements and proposed regulatory changes and is intended to approximate fair value. The estimate of fair value is based on the best available information, including the results of present value techniques. Once the retirement costs were determined, the Company inflated those costs to the expected time of payments and discounts the expected future costs back to present value. The costs have been inflated in current dollars until the expected time of payment using an inflation rate of 2.5 percent and have discounted these costs to present value using a credit-adjusted risk-free interest rate of 5.5 percent. The accretion of the liability, based on the effective interest method, and amortization of the property and equipment, recognized over the estimated life of the location, will be included in the operating costs and expenses. The discount rate, which is based on the rates for the United States Treasury bonds, and the inflation rate is reviewed by the Company on an annual basis.Upon acquisition of the Part B permit and facility, the Company's share of obligation, was a present value liability of $35,846 and a net increase to plant and equipment of $35,846.

     In the State of California, the environmental regulatory agencies overseeing the Company's operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $572,046 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.


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

GEM, prior to the acquisition by the Company, focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued organic growth. During 2005 the company has streamlined its operations to achieve greater efficiencies at the TSDF and at its field service operations in both Southern and Northern California, the states of Washington and Alaska. In March 2006, GEM acquired the assets of K2M Mobile Treatment Services, a California based provider of Mobile Wastewater treatment and vapor recovery services. This acquisition broadens our customer base in the Western United States as well as adding the Gulf Coast to our geographic reach.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $1,142,651 and utilized cash in operating activities of $866,113 during the three months ended March 31, 2006. The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $1,353,873 as of March 31, 2006. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company's ability to continue as a going concern.


THREE MONTHS ENDED MARCH 31, 2006 VERSUS THE THREE MONTHS ENDED MARCH 31, 2005

Revenues

Total revenues were $3,647,918 for the three months ended March 31, 2006, representing an increase of $353,457 or 10.7% compared to the three months ended March 31, 2005. The increase in revenue can be attributed to improved market penetration in the Western United States and the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2006 were $2,788,369 or 76% of revenue, as compared to $2,836,526 or 86% of revenue for the three months ended March 31, 2005. The change in the cost of revenue in comparison to the prior year is due to efficiencies obtained upon the completion of the integration of the Prime acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company's TSDF in Rancho Cordova, California.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $1,751,277 or 48% of revenue as compared to $1,762,677 or 54% of revenue for the same period in 2005. The decrease in expenses from the prior periods is attributable to elimination of the fees incurred in the reverse merger of February 2005. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company's ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2006 were $91,626, or 2.5% of revenue, as compared to $61,018, or 1.9% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense.

Interest Expense

Interest expense for the three months ended March 31, 2006 were $286,257 or 7.8% of revenue, as compared to $145,099, or 4.4% of revenue for the same period in 2005. The increase in interest expense is due to higher average loan balances outstanding under the Company's revolving credit agreement with Gibraltar Financial and the additional debt issued as part of the Company's fund raising activities during 2005 and the first quarter of 2006.

Other Non-Operating Income

The Company had other non-operating income for the three months ended March 31, 2006 of $29,986, or 0.8 % of revenue, and $75,910 for the same period in 2005. Non-Operating income for the first quarter of 2005 included a one time benefit from a legal settlement of approximately $53,000. Rental income from the lease of an office constituted the remainder of the income.

Net Loss

The net loss for the three months ended March 31, 2006 was $1,142,651 or 31.3% of revenue as compared to a loss of $1,372,442, or 41.7% of revenue for the same period in 2005. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth and additional financing costs related to the acquisition of K2M and restructuring of the Company's current borrowing facility.


LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2006 was $866,113 as compared to $2,157,470 for the same period in 2005.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $1,142,651 and utilized cash in operating activities of $866,113 during the three months ended March 31, 2006. As of March 31, 2006 the Company had current liabilities exceeding current assets by $1,353,873. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

Cash Flows for the Three Months Ended March 31, 2006

Operating activities for the three months ended March 31, 2006 used $866,113 in cash. Accounts receivable, net of allowances for bad debts, totaled $3,791,791 as of March 31, 2006 as compared to the March 31, 2005 balance of $2,804,329. The increase in accounts receivable is directly related to the increase in sales over the same period for 2006 as noted above. Accounts payable totaled $2,572,558 as of March 31, 2006 as compared to an accounts payable balance of $2,601,678 for March 31, 2005. The decrease in accounts payable over the prior year was due to efficiencies obtained in the integration of the company's operations.

The Company used cash for the acquisition of K2M, investment in property and equipment, and in deposits totaling $1,537,132 for the three months ended March 31, 2006. The company used $89,327 in cash for investment purposes during the same period in 2005.

The Company raised $2,551,719 cash from financing activity, net of repayments of debt and the payoff of the former lender's line of credit, through the issuance of notes related to the new financing transaction, and advances from a related party.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 FASB issued SFAS No. 123(R) which revised SFAS No. 123 to require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The statement is not effective for small business issuers until the first interim or annual reporting period beginning after December 15, 2005. The company adopted the requirements of SFAS No. 123(R) beginning fiscal 2006 which resulted in a $47,439 expense for stock compensation.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


Part II.  Other Information

None.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - No litigation other than that in the normal course of business

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS - None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.    OTHER INFORMATION - None

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

           Exhibit 31.1    Section 302 Certification of CEO - Page 27

           Exhibit 31.2    Section 302 Certification of CFO - Page 28

           Exhibit 32.1    Section 906 Certification of CEO - Page 29

           Exhibit 32.2    Section 906 Certification of CFO - Page 30

     (b)   Reports on Form 8-K

           1. Material definitive agreement and Sales of Equity; filed with the Commission on 3/7/06

           2. Stock Purchase agreement K2M; filed with the commission on 3/16/06

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GENERAL ENVIRONMENTAL MANAGEMENT, INC


Dated:   May 22, 2006         /s/ Timothy J. Koziol
         ------------         --------------------------------------------------
                              Timothy J. Koziol, President, CEO and
                              Chairman of the Board of Directors

Dated:   May 22, 2006         /s/ Brett M. Clark
         ------------         --------------------------------------------------
                              Vice President of Finance, Chief Financial Officer