Form 10QSB
period 2006-06-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2006-08-15
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 33-55254-38

General Environmental Management, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	87-0485313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3191 Temple Ave., Suite 250, Pomona, CA		91768
(Address of principal executive offices)		(Zip Code)

	(909) 444-9500
Issuer’s telephone number, including area code

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
$.001 PAR VALUE COMMON STOCK	28,250,635 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$68,474	$47,995
Accounts receivable, net of allowance for doubtful accounts of $238,013 and $236,021, respectively	3,505,647	5,143,754
Prepaid expenses and other current assets	497,778	126,268
Total Current Assets	4,071,899	5,318,017

Property and Equipment - Net of accumulated depreciation of $1,012,690 and $865,814, respectively	2,776,152	2,478,556
Restricted cash	878,247	566,698
Intangibles, net	1,612,518	306,996
Deferred financing fees	507,585	-
Deferred acquisition costs	358,799	-
Deposits	135,772	59,120
Goodwill	644,647	644,647
TOTAL ASSETS	$10,985,619	$9,374,034

(continued)

 GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Notes payable - financing agreement	$558,558	$1,094,780
Accounts payable	2,383,333	3,920,923
Accrued expenses	1,422,272	414,616
Accrued disposal costs	307,373	789,414
Payable to related party	831,736	121,123
Deferred rent	15,502	16,255
Current portion of notes payable	70,904	83,106
Notes payable to investors	692,941	1,359,448
Total Current Liabilities	6,282,619	7,799,665
Financing agreement, net of current portion	1,681,874	-
Notes payable, net of current portion	1,023,295	1,536,652
Notes payable to investors	792,306
Total Liabilities	9,780,094	9,336,317
Convertible notes, net of discount	91,610	-
Commitments and contingencies STOCKHOLDERS’ EQUITY

Series A convertible preferred stock, net of offering costs of $ 37,732, 10% dividend, liquidation, preference $1 per share, $.001 par value, 50,000,000 shares authorized, 250,000 shares issued and outstanding	212,628	212,628

Common stock, $.001 par value, 200,000,000 shares authorized, 28,250,635 and 27,893,576 shares issued and outstanding	28,252	27,895
Additional paid in capital	17,063,903	13,083,970

Accumulated deficit	(16,190,868)	(13,286,776)

Total Stockholders' Equity	1,113,915	37,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,985,619	$9,374,034

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES	$4,349,839	$4,246,795	$7,997,757	$7,541,256

COST OF REVENUES	3,338,327	3,670,251	6,126,696	6,506,777

GROSS PROFIT	1,011,512	576,544	1,871,061	1,034,479

OPERATING EXPENSES	2,191,472	2,711,040	3,942,749	4,473,717

OPERATING LOSS	(1,179,960)	(2,134,496)	(2,071,688)	(3,439,238)

OTHER INCOME (EXPENSE):
Interest income	6,323	4,643	11,671	6,132
Interest and financing costs	(610,630)	(221,653)	(896,887)	(366,752)
Other non-operating income	22,826	31,320	52,812	107,230
Net Loss	(1,761,441)	(2,320,186)	(2,904,092)	(3,692,628)

Preferred stock dividends	(16,871)	-	(16,871)	-
Net Loss applicable to common share holders	$(1,778,312)	$(2,320,186)	$(2,920,963)	$(3,692,628)

Calculations of net loss per common share applicable to common share holders basic and diluted:	$(.06)	$(.09)	$(.10)	$(.14)

Weighted average shares of common stock
outstanding, basic and diluted	28,250,635	26,254,698	28,168,279	25,512,605

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	27,893,576	$27,895	250,000	$212,628	13,083,970	$(13,286,776)	$37,717

Issuance of common stock for finders fees	247,059	247	-	-	209,753	-	210,000

Issuance of common stock for settlement of payable to related party	110,000	110			55,990		56,100
Valuation of warrants and beneficial conversion feature on issued notes payable and convertible notes payable					3,603,568		3,603,568

Stock Compensation Cost					110,622		110,622

Preferred stock dividends						16,871	16,871

Net loss for the six months ended June 30, 2006						(2,920,963)	(2,920,963)

Balance, June 30, 2006	28,250,635	$28,252	250,000	$212,628	17,063,903	$(16,190,868)	$1,113,915

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES
Net loss	$(2,904,092)	$(3,692,628)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	243,960	142,813
Amortization of discount on notes	10,416	122,073
Common stock issued for services	-	914,258
Fair value of vested options	110,622	-
Amortization of discount on convertible debt	422,949	-
Amortization of deferred financing fees	101,517	-
Reduction of financing costs from issuance
of common shares for accounts payable	(53,900)	-
Changes in assets and liabilities:
Accounts Receivable	1,638,107	(856,162)
Prepaid and other current assets	(136,143)	47,412
Supplies inventory	(7,468)	(3,549)
Accounts Payable	(1,537,590)	225,781
Accrued interest on convertible notes	60,255	50,104
Accrued expenses and other liabilities	411,775	(192,797)
NET CASH USED IN OPERATING ACTIVITIES	(1,639,592)	(3,242,695)

INVESTING ACTIVITIES:
Acquisition	(1,500,000)	-
Increase in restricted cash	(311,549)	(19,081)
Increase in permits	-	(64,453)
Additions to property and equipment	(98,840)	(56,267)
NET CASH USED IN INVESTING ACTIVITIES	(1,910,389)	(139,801)

FINANCING ACTIVITIES
Net advances (payments) on Line of credit	(1,094,780)	493,112
Issuance of notes payable	37,640	-
Repayment of long term debts		(162,013)
Payments of notes to investors	-	(126,336)
Payments of notes payable	(50,186)	-
Net proceeds from issuance of notes	3,433,104	780,000
Proceeds from issuance of convertible notes	1,288,799	-
Proceeds from sale of common stock	-	1,510,000
Proceeds from exercise of warrants	-	353,126
Deferred financing fees	(789,729)	-
Advances from related parties	745,613	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,570,461	2,847,889

NET INCREASE (DECREASE) IN CASH	20,480	(534,607)

Cash and cash equivalents at beginning of period	47,995	553,658

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,474	$19,051

See accompanying notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$121,139	$185,224

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended June 30,
	2006	2005

Value of warrants issued to lenders recorded as debt discount	$1,191,262	$-
Value of beneficial conversion feature of notes issued recorded as debt discount	932,168	-
Valuation of warrants issued to advisors recorded as financing costs	197,723	-
Conversion of related party debt of $110,000 into common stock 110,000 valued at $56,100	110,000
Issuance of common stock for financing costs	210,000	-
Deferred financing cost included in payable to related party	75,000	-
Value of warrants and beneficial conversion feature on convertible notes	1,282,416	-

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Ultronics Corporation (a development stage company) ( “the Company”) was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company’s fiscal year end is December 31.

On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc (“GEM”), a Delaware Corporation in exchange for 18,914,408 shares of its class A common stock and as a result GEM became a wholly owned subsidiary of Ultronics Corporation.

The acquisition was accounted for as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $2,904,092 and utilized cash in operating activities of $1,639,592 during the six months ended June 30, 2006, and as of June 30, 2006 the Company had current liabilities exceeding current assets by $2,210,720. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters.

(b) Revenue Recognition.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package. These services are billed and revenue recognized when the service is performed and completed. When the service is billed, client costs are accumulated and accrued.

Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. Packaged waste is profiled for acceptance at a client’s selected treatment, storage and disposal facility (TSDF) and tracked electronically through our systems. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. The time between picking up the waste and transfer to an approved TSDF is usually less than 10 days. The Company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated cost of disposal in the same period. For the Company’s TSDF located in Rancho Cordova, CA, costs to dispose of waste materials located at the Company’s facilities are included in accrued disposal costs. Due to the limited size of the facility, waste is held for only a short time before transfer to a final treatment, disposal or recycling facility.

(c) Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times. The Company has not experienced any looses in such accounts and believes it is not exposed to any significant risk in cash.

The Company’s trade receivables result primary from removal or transportation of waste, and the concentration of credit risk is limited to a broad customer base located through out the Western United States.

During the six months ended June 30, 2006 and 2005, one customer accounted for 11.4% and 11.1% of revenues, respectively. As of June 30, 2006 , there was one customer that accounted for 9.4% of accounts receivable.

(d) Income Taxes

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

(e) Deferred Acquisition Costs

The Company has deferred $358,799 of costs at June 30, 2006 related to a potential acquisition and related financing. These costs will be capitalized as part of the acquisition cost or reflected as a deferred financing fee upon consummation of transaction, or expensed if such transaction is not consummated.

(f) Stock Compensation Costs

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), “Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. Accordingly, the Company now recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognizes the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

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

The total stock based compensation expense for the six months ended June 30, 2006 was $110,622. The value of the unvested options to employees that will be amortized over future periods was $283,669 at June 30, 2006. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Six Months Ended
June 30, 2006

Dividend yield	--
Risk-free interest rate	3.69%
Expected volatility	44.5%
Expected life of options	8.0 years

During the six months ended June 30, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for June 30, 2005 is required.

(g) Recent Accounting Pronouncements

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

3. ACQUISITIONS

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M. As a result of the agreement, K2M becomes a wholly-owned subsidiary of the registrant.

The purchase price was allocated as follows:

Property and Equipment	345,630
Intangibles - Customer lists	1,402,608
Accrued Liabilities	(113,088)
Note Payable	(135,150)
Total	$1,500,000

The Company allocated the excess of net assets acquired to customer lists and expects to amortize these amounts over five years. The Company has not yet finalized the purchase price allocation which may change upon the completion of an independent third party evaluation of the assets purchased.

The following sets out the pro forma operating results for the six months ended June 30, 2006 and 2005 for the Company had the acquisition occurred as of January 1, 2005:

	Unaudited Six months ended June 30, Pro Forma (Unaudited)
	2006	2005

Net sales	$8,516,132	$8,459,725
Cost of sales	6,390,030	6,973,359
Gross profit	2,126,102	1,486,366

Operating expenses	4,293,008	4,787,878
Operating loss	(2,166,906)	(3,301,512)
Other income (expense):
Interest income	11,671	6,132
Interest expense and amortization of deferred financing costs	(897,995)	(369,765)
Other non-operating income	52,812	107,230
NET LOSS	$(3,000,418)	$(3,557,915)

Loss per weighted average share, basic and diluted	$(.11)	$(.14)

4. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Intangible assets consist of the following at June 30, 2006:

Permit costs	$315,894
Customer lists - K2M mobile Treatment	1,402,608
Accumulated amortization	(105,984)
$1,612,518

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. Customer lists acquired are being amortized over five years.

5. RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2006 the Company incurred $242,500 in fees for advisory services provided by General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As of June 30, 2006 the Company had $317,500 in amounts payable to General Pacific Partners for fees related to advisory services.

During the quarter ended June 30, 2006, General Pacific Partners made advances to the Company totaling $500,000. The proceeds were used for due diligence on a proposed capital raise and working capital until proceeds from the capital raise were received. The rate of interest on the advance is 10% per annum. The funds are due September 30, 2006. As of August 8, 2006, $250,000 of the advance had been repaid.

During the quarter ended March 31, 2006, the Company converted $110,000 of amounts due to GPP for services in exchange for the issuance of 110,000 shares of the Company’s common stock. The shares issued were valued at the market price at the date of issuance, which resulted in a reduction in cost of $53,900 upon conversion that has been offset to operating expenses in the accompanying statement of operations.

6. SECURED FINANCING AGREEMENTS

Secured financing consists of the following notes payable at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
(a) Line of credit	$-	$1,094,780
(b) Laurus agreement
Term Note	1,939,394	-
Secured Revolving Note	1,819,903	-
Valuation Discount	(2,177,444)	-
Less current portion	1,581,853 (558,558)	1,094,780 (1,094,780)
Notes payable, net of current portion	$1,023,295	$-

(a)
The Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware entered into a revolving accounts receivable funding agreement (the “Agreement”) with a lender beginning May 2002. The Agreement was amended on October 14, 2004 and again on December 12, 2005. Under the terms of the December 12, 2005 amended Agreement, the lender purchased from General Environmental Management, Inc. of Delaware’s accounts receivable (the “Purchased Accounts”), advancing cash to General Environmental Management, Inc. of Delaware up to 80% of the Purchased Accounts, up to a maximum indebtedness of $2,000,000. The amended agreement was to continue until March 31, 2006. The amounts due to the lender under this agreement were $1,094,780 as of December 31, 2005. The loan was paid off in full and terminated on March 3, 2006.

(b)
On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby the Company issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. The Company also agreed to pay out of the Loan proceeds $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction. The Company also incurred an additional $ 41,193 of closing costs for total closing costs of $326,193.

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

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of June 30, 2006, the Company had outstanding borrowings of $1,172,075 against the line of credit, and also had received an additional $647,828 from an over-advance facility from the borrower. The over-advance was paid back to Laurus as of July 31, 2006.

The Company calculated that the fair value of the warrants issued to Laurus as $1,191,262 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature of the note approximated $932,168. The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,191,262 and the $932,168 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amount of the Notes. Such discount is being amortized to interest expense over the life of the loan based upon the effective interest method.

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

7. CONVERTIBLE NOTES PAYABLE

During the period May 1, 2006 to June 30,2006, the Company entered into a convertible note agreements with investors to provide working capital funding. The notes are unsecured and carry an interest rate of eight percent (8%) per annum and are due within one year . Principal and interest are convertible at the option of the Company into common shares equivalent to $0.10 per share. From May 2006 to June 2006, the Company issued forty of these convertible notes totaling $1,282,415. As of June 30, 2006 none of the notes have been converted.

In accordance with generally accepted accounting principles the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be a beneficial conversion feature and will be recognized as interest expense over the period using the effective interest method until the notes mature or are converted. The company used the black scholes valuation model and determined that the beneficial conversion feature was $1,282,415, and recorded such amount as a valuation discount. As of June 30, 2006, $91,610 of this discount had been amortized.

8. STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2006, the Company recognized employee compensation cost of $110,622 related to the fair value of options vested during the period.

9. STOCK OPTIONS AND WARRANTS

Stock Options

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 2,643,500 shares. The Board of Directors of the Company granted a total of 1,988,500 options to 86 employees and to two consultants. The exercise price for the options ranged between $1.00 and $1.60 market value of the stock at the date of the grant.

On April 1, 2006 the Company granted 100,000 options to one employee as part of an employee contract. The exercise price for these options is $0.86, the market value of the stock at the date of the grant.

The Company issues stock options to employees, directors and consultants under the 2005 Stock Option Plan. Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant. Stock option activity for the quarter ended June 30, 2006 was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2006	1,680,500	1.06
Options granted	100,000	0.86
Options exercised	-	-
Options cancelled	-	-
Options, June 30, 2006	1,780,500	$1.03

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company’s stock on the same terms as issued. As of June 30, 2006 there were 8,997,522 warrants outstanding with exercise prices ranging from $0.87 to $4.00 per share of common stock, and expiration dates through February of 2013.

During the quarter ended June 30, 2006 the Company granted 3,752,118 warrants at a price of $0.87. These warrants were issued in conjunction with the secured financing agreement described in Note 6.

Warrants
Warrants outstanding, January 1, 2006	5,245,404
Warrants granted	3,752,118
Warrants exercised	-
Warrants expired	-
Warrants outstanding, June 30, 2006	8,997,522

10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company is regulated as a hazardous waste transporter and is subject to various stringent federal, state, and local environmental laws and regulations relating to pollution, protection of public health and the environment, and occupational safety and health. The Company is subject to periodic inspection by the Department of Toxic Substance Control. The Company has not been subject to any contingencies pursuant to any environmental law or regulation. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.

ASSET RETIREMENT COSTS AND OBLIGATIONS

In accordance with its Part B operating permit, the Company is liable for certain costs involving the ultimate closure of its facilities. These expenses include costs of decommissioning, remediation, and incremental direct administration costs of closing the facilities. Upon acquisition of General Environmental Management of Rancho Cordova, LLC in June 2004, the Company continued that subsidiary’s implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement which became effective January 1, 2003, requires that a fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. On an annual basis the liability to fulfill the retirement obligation is required to be reviewed and adjusted if necessary. Management’s review of the liability in 2005 determined no adjustment was necessary. The Company determined the estimated obligation, based on current requirements and proposed regulatory changes and is intended to approximate fair value. The estimate of fair value is based on the best available information, including the results of present value techniques. Once the retirement costs were determined, the Company inflated those costs to the expected time of payments and discounts the expected future costs back to present value. The costs have been inflated in current dollars until the expected time of payment using an inflation rate of 2.5 percent and have discounted these costs to present value using a credit-adjusted risk-free interest rate of 5.5 percent. The accretion of the liability, based on the effective interest method, and amortization of the property and equipment, recognized over the estimated life of the location, will be included in the operating costs and expenses. The discount rate, which is based on the rates for the United States Treasury bonds, and the inflation rate is reviewed by the Company on an annual basis. Upon acquisition of the Part B permit and facility, the Company’s share of obligation, was a present value liability of $35,846 and a net increase to plant and equipment of $35,846.

In the State of California, the environmental regulatory agencies overseeing the Company’s operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $572,046 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

LEGAL PROCEEDINGS

The Company is party to legal proceedings that arise through the normal course of business. The outcomes of these proceedings are not expected to have a material impact on these financial statements.

OTHER CONTINGENCIES

The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities and for its vehicles and drivers. These licenses and permits, without which the Company’s operations would be adversely affected, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility’s operations are in compliance with the applicable regulatory requirements.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The company retains a certain amount of risk through per occurrence deductibles on its insurance policies.

11. SUBSEQUENT EVENTS

On August 10, 2006, the Company entered into a series of agreements (“Agreements”) with Laurus Master Fund, Ltd. ("Laurus") whereby the Company agreed to issue to Laurus (i) a secured three (3) year term note ("Note") in the face amount of $29.5 million; and (ii) seven (7) year warrants ("Warrants") to purchase 13,636,362 shares (the “Warrant Shares”) of our common stock at an exercise price of $.24 per share. The total Note proceeds is $25 million. The Company also agreed to pay, out of the Loan proceeds, an Investment Fee of $1,155,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of approximately $120,000 to Laurus as reimbursement for Laurus' structuring and due diligence fees, legal fees, and expenses incurred in connection with the transaction.

The Note proceeds, less the fees, are being held in an escrow account (the “Escrow) and are to be released upon certain conditions to be satisfied by certain dates, among which are:

1. The Company raises a minimum of $16 million through the sale of our equity securities on or before September 30, 2006, with best efforts to raise $19 million.

2. The Company provide Laurus with evidence that the Company has entered into a definitive agreement to acquire a target company (“Target”) by a certain date, and the Company complete the acquisition of a target company (the “Target”) (see “Description of Acquisition” below) for purchase price of $35 million.

3. The Target, contemporaneously with the payment of the purchase price and acquisition of Target by us, issue to Laurus, a warrant (the “Target Warrant), with no expiration date, to purchase 35% (30% if we are successful in raising $19 million in equity) of the equity securities of the Target at a nominal price per Warrant.

4. That there are executed a number of agreements, including providing security and collateral to Laurus for the repayment of the Note and other obligations.

5. That certain waivers, consents, and releases are obtained.

If the Company completes the acquisition, Laurus will provide a $5 million Revolving Note (the “Revolving Note”) to be secured by the accounts receivable of the Target. The interest rate on this credit facility is Prime plus 2%.

In the event that the Company does not complete the acquisition, or is unable to fulfill other conditions of the Escrow, the funds in escrow will be returned to Laurus. However, Laurus will not be obligated to return any fees or expenses to us. The Warrants will be deemed cancelled.

The principal amount of the Note will carry an interest rate of prime plus two percent (but at least 8.00%), subject to adjustment, and will require that the Company must make monthly payments of at least $416,666.66 commencing April 1, 2007, toward the outstanding non-restricted principal amount. The Note will be secured by all of our assets and the assets of our subsidiaries, General Environmental Management, Inc. (Delaware) and its subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company, K2M Mobile Treatment Service, Inc. a California corporation, and by a pledge of all of our stock in General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC, K2M Mobile Treatment Services, Inc, and Target.

If the Company completes the acquisition, the proceeds from the Note will be released, and the Company and our subsidiaries (including Target) are expected to enter into a new series of additional agreements with Laurus. Among other things, the Company will issue an Amended and Restated Secured Convertible Term Note (the “Convertible Note”) to replace the Note. $12.5 million of the principal amount of the Convertible Note will be convertible into shares of our common stock at a price of $0.17 per share (73,529,411 shares) subject to certain adjustments. Under the terms of the proposed Convertible Note, the monthly principal payment amount of approximately $416,666.66, plus the monthly interest payment (together, the "Monthly Payment"), will be payable in cash. The Company and our subsidiaries, including Target as an obligor and guarantor, will also amend and restate certain agreements relating to our existing credit facility with Laurus, provide additional security, and other agreements.

Under the terms of the Warrants and the Convertible Note, Laurus may exercise the Warrants or convert the Convertible Notes, provided that such exercise and/or conversion do not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock. The Company has agreed that the Company will register all of the shares that are issuable upon exercise of the Warrants and conversion of the Convertible Note.

To obtain the required $16 million in equity, the Company intends to sell shares of our common stock or preferred stock at the equivalent of $.05 per share of common stock, to accredited investors in private placement transactions.

Of the $16 million in equity we are required to raise, we have raised a total of approximately $4,053,800. These funds were raised during the period May 22, 2006 through August 10, 2006 through the sale of convertible notes (the May Convertible Notes”). Each one dollar of principal of the May Convertible Notes is convertible into 10 shares of the Company’s Common Stock. The May Convertible Notes are convertible at any time at the option of the Company. During that period we sold a total of $4,053,800 in May Convertible Notes to 112 accredited investors.(see below Item 3.02 below). The Company intends to convert the May Convertible Notes within the next 30 days.

The Company currently has 200 million shares of Common Stock and 50 million shares of “Blank Check” Preferred Stock authorized. Since the Company has 28,250,635 shares of common stock outstanding, the authorized number of shares of Common Stock would be insufficient to issue, or reserve for issuance, those number of shares of common stock which would otherwise be issued to raise the requisite $16 million at the proposed per share price of $.05 and the shares that would be issuable upon the conversion of the Convertible Note. Accordingly, in order to facilitate the raising of this capital, the Board of Directors has determined to designate a Series “B” Preferred Stock (the “Series “B”), subject to obtaining any requisite consents from the holders of Series A Preferred Stock. The Company anticipates each share of Series “B” will: (i) be automatically converted into 20 shares of Common Stock upon the approval and filing of the Amendment; (ii) be entitled to cast 20 votes per share to vote at any meeting of the stockholders of the Common Stock, (iii) be entitled to receive any dividends on the same basis as common stockholders based on the ratio into which they would be convertible; and (iii) be entitled to a liquidation preference, only over the holders of the shares of Common Stock.

Shortly after the acquisition of Target, the Company will then seek to increase the number of authorized Common Stock to one billion by calling a meeting of the stockholders (the “Meeting”) to approve an amendment (the “Amendment”) to the Articles of Incorporation providing for such increase.

In order to conduct the Meeting, the Company is required to provide our stockholders with a Proxy Statement that has been filed with the United States Securities & Exchange Commission (“SEC”.) The Company expects that it will take a minimum of 60 days until the Meeting may be held.

In anticipation of the sale of the equivalent of approximately 320 million shares of Common Stock, and the possible issuance of more than 86 million shares of Common Stock to Laurus upon the exercise of its warrants and the conversion of the Convertible Note, the Company plans to reduce the total amount of Common Stock outstanding to below 30 million. Accordingly, the Company anticipates that the Board of Directors will authorize a one for twenty “reverse split” of the issued and outstanding common stock, which would be effective immediately after the filing of the Amendment.

In May, 2006, the Board of Directors authorized the private placement sale to accredited investors of up to $10 million in convertible notes (the (May Convertible Notes”). Each one dollar of principal of the May Convertible Notes was convertible into 10 shares of the Company’s Common Stock . The May Convertible Notes are convertible at the Company’s option at any time. The Company has entered into a Placement Agent Agreement with Ascendiant Securities LLC (“Ascendiant”) pursuant to which Ascendiant agreed to use its best efforts to sell the May Convertible Notes. Ascendiant will receive a commission of 6% of all monies received by us and a number of warrants that is equal to 6% of the number of shares into which the May Convertible Notes are convertible. The Company reserved the right to sell the May Convertible Notes through its officers. As of August11, 2006, the Company has sold $4,053,800 in May Convertible Notes. The Company intends to convert the May Convertible Notes within the next 30 days.

On August 9, 2006 the Board of Directors authorized a modification in the terms of the May Convertible Notes so that each one dollar of principal of the May Convertible Note is convertible into 20 shares of Common Stock. The additional shares of Common Stock to be issued upon conversion of the May Convertible Notes will be upon the condition that each purchaser waive any claims they may have against the Company relating to its proposed or actual sale of Series B Preferred Stock, which would be convertible into shares of common stock at the equivalent of $.05 per share of Common Stock. On August 9, 2006 the Company ceased any further sale of the May Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission ( the “SEC”), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2006.

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

The acquisition was accounted for as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc.

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

During 2003 and 2004 GEM acquired the assets of Envectra, Inc., Prime Environmental Services, Inc. (Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental Management of Rancho Cordova, LLC. The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare. The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime’s Seattle office. All Prime services are now offered under the GEM name. The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment Storage Disposal Facility (TSDF) in Rancho Cordova, California. The facility provides waste management services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

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

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company incurred a net loss of $2,904,092 and utilized cash in operating activities of $1,639,592 during the six months ended June 30, 2006. The Company currently has a working capital deficit, as current liabilities exceed current assets by $2,210,720 as of June 30, 2006. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

Total revenues were $4,349,839 for the three months ended June 30, 2006, representing an increase of $103,044 or 2.4% compared to the three months ended June 30, 2005. The increase in revenue can be attributed to the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2006 were $3,338,327 or 76.7% of revenue, as compared to $3,670,251 or 86.4% of revenue for the three months ended June 30, 2005. The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to efficiencies obtained from continuing cost reduction programs and also from the acquisition of K2M Mobile Treatment Services which produces higher margin returns.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $2,191,472 or 50.4% of revenue as compared to $2,711,040 or 63.8% of revenue for the same period in 2005. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The decrease in expenses from the prior periods is attributable to elimination of the fees incurred in the reverse merger of February 2005. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company’s ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2006 were $152,334, or 4% of revenue, as compared to $81,795, or 1.9% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $610,630 or 14.04% of revenue, as compared to $221,653, or 5.2% of revenue for the same period in 2005. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to higher average loan balances outstanding under the Company’s revolving credit agreement with Laurus Master Fund, Ltd and the additional debt issued related to the K2M acquisition.

Other Non-Operating Income

The Company had other non-operating income for the three months ended June 30, 2006 of $22,826, or .52 % of revenue, and $31,320 for the same period in 2005. Non-Operating income for the three months ended June 30,2006 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the three months ended June 30, 2006 was $1,761,441 or 40.5% of revenue as compared to a loss of $2,320,186, or 54.6% of revenue for the same period in 2005. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth and additional financing costs related to the acquisition of K2M and restructuring of the Company’s current borrowing facility.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

For the six months ended June 30, 2006, the Company reported consolidated revenue of $7,997,757 representing an increase of $456,501 or 6.1 % compared to the six months ended June 30, 2005. The increase in revenue can be attributed to organic growth and the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2006 were $6,126,696 or 76.6 % of revenue, as compared to $6,506,777 or 86.3 % of revenue for the six months ended June 30, 2005. The cost of revenue includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to efficiencies obtained from continuing cost reduction programs and also from the acquisition of K2M Mobile Treatment Services which produces higher margin returns.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were $3,942,749 or 49.3% of revenue as compared to $ 4,473,717 or 59.3% of revenue for the same period in 2005. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The decrease in expenses from the prior period is attributable to elimination of the fees incurred in the reverse merger of February 2005. The improvement in the cost as a percentage of revenue resulted from control of expenses and the Company’s ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2006 were $243,960 or 5.6% of revenue, as compared to $142,813 or 1.9% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest Expense

Interest expense for the six months ended June 30,2006 were $896,887 or 11.2% of revenue, as compared to $ 366,752, or 4.9% of revenue for the same period in 2005. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to higher average loan balances outstanding under the Company’s revolving credit agreement with Laurus Master Fund, Ltd and the additional debt issued related to the K2M acquisition..

Other Non-Operating Income

The Company had other non-operating income for the six months ended June 30, 2006 of $52,812, or .7% of revenue, and $107,230 for the same period in 2005. Non-Operating income for the six months consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the six months ended June 30, 2006 was $2,904,092, or 36.3% of revenue as compared to a loss of $3,692,628, or 49% of revenue for the same period in 2005.The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth and additional financing costs related to the acquisition of K2M and restructuring of the Company’s current borrowing facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended June 30, 2006 was $773,479 as compared to $1,085,225 for the same period in 2005. Net cash used in operations for the six months ended June 30, 2006 was $1,639,592 as compared to $ 3,242,695 for the same period in 2005.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $2,904,092 and utilized cash in operating activities of $1,639,592 during the six months ended June 30, 2006. As of June 30, 2006 the Company had current liabilities exceeding current assets by $2,210,720. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities.

Cash Flows for the Six Months Ended June 30, 2006

Operating activities for the six months ended June 30, 2006 used $1,639,592 in cash. Accounts receivable, net of allowances for bad debts, totaled $3,505,647 as of June 30, 2006 as compared to the June 30, 2005 balance of $3,409,609. The increase in accounts receivable is directly related to the increase in sales over the same period for 2006 as noted above. Accounts payable totaled $2,383,333 as of June 30, 2006 as compared to an accounts payable balance of $3,095,171 for June 30, 2005. The decrease in accounts payable over the prior year was due to efficiencies obtained in the integration of the company’s operations and the provision of additional working capital from investors.

The Company used cash for the acquisition of K2M, investment in property and equipment, and in deposits totaling $1,910,389 for the six months ended June 30, 2006. The company used $139,801 in cash for investment purposes during the same period in 2005.

The Company raised $3,570,461 cash from financing activity, net of repayments of debt and the payoff of the former lender’s line of credit, through the issuance of notes related to the new financing transaction, and advances from a related party.

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

(b) Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined

(c) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package. These services are billed and revenue recognized when the service is performed and completed. When the service is billed, client costs are accumulated and accrued.

Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. Packaged waste is profiled for acceptance at a client’s selected treatment, storage and disposal facility (TSDF) and tracked electronically through our systems. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. The time between picking up the waste and transfer to an approved TSDF is usually less than 10 days. The Company recognizes revenue for waste picked up and received waste at the time pick up or receipt occurs and recognizes the estimated cost of disposal in the same period. For the Company’s TSDF located in Rancho Cordova, CA, costs to dispose of waste materials located at the Company’s facilities are included in accrued disposal costs. Due to the limited size of the facility, waste is held for only a short time before transfer to a final treatment, disposal or recycling facility. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 1.   Legal Proceedings No litigation other than that in the normal course of business

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

Exhibit 2.2	Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

Exhibit 22.1	Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

Exhibit 22.2	Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

Exhibit 31.1	Section 302 - CEO Certification

Exhibit 31.2	Section 302 - CFO Certification

Exhibit 32.1	Section 906 - CEO Certification

Exhibit 32.2	Section 906 - CFO Certification

(b) Reports on Form 8-K

1.   Material definitive agreement and Sales of Equity; filed with the Commission on 3/7/06
2.    Stock Purchase agreement K2M; filed with the commission on 3/16/06

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.

Date: August 14, 2006	By:	/s/ Timothy J. Koziol
Timothy J. Koziol, President, CEO and Chairman of the Board of Directors

Date: August 14, 2006	By:	/s/ Brett M. Clark
Vice President of Finance, Chief Financial Officer