Form 10QSB
period 2006-09-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2006-11-20
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission File No. 33-55254-38

General Environmental Management, Inc.
(Exact name of Small Business Issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0485313 (I.R.S. Employer Identification Number)

3191 Temple Ave., Suite 250, Pomona, CA 91768
(Address of principal executive offices) and (Zip Code)

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class $.001 PAR VALUE COMMON STOCK	Outstanding as of September 30, 2006 128,382,181 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$695,067	$47,995
Accounts receivable, net of allowance for doubtful accounts of
$238,013 and $236,021, respectively	6,117,142	5,143,754
Prepaid expenses and other current assets	510,024	126,268
Total Current Assets	7,322,233	5,318,017
Property and Equipment - Net of accumulated depreciation of
$1,093,196 and $865,814, respectively	2,821,435	2,478,556
Restricted cash	885,128	566,698
Intangibles, net	1,465,817	306,996
Deferred financing fees	398,860	-
Deferred acquisition costs	1,979,363	-
Restricted cash, potential acquisition (See Note 7)	24,910,510	-
Deposits	181,381	59,120
Goodwill	644,647	644,647
TOTAL ASSETS	$40,609,374	$9,374,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable - financing agreement	$-	$1,094,780
Accounts payable	3,559,286	3,920,923
Accrued expenses	1,637,294	414,616
Accrued disposal costs	561,818	789,414
Payable to related party	496,904	121,123
Deferred rent	20,327	16,255
Current portion of notes payable	93,353	83,106
Current portion of notes payable to investors	705,545	1,359,448
Total Current Liabilities	7,074,527	7,799,665

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	2,495,109	-
Financing on potential acquisition ( See Note 7)	24,246,542	-
Notes payable, net of current portion	1,635,482	1,536,652
Notes payable to investors, net of current portion	810,329	-
Total Long-Term Liabilities	29,187,462	1,536,652

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, net of offering costs of $ 37,732, 8% dividend, liquidation, preference $1 per share, $.001 par value, 50,000,000 shares authorized, none and 250,000 shares
issued and outstanding, respectively	-	212,628
Common stock, $.001 par value, 200,000,000 shares authorized, 128,382,181and 27,893,576 shares
issued and outstanding, respectively	128,383	27,895
Series B convertible preferred stock, net of offering costs of $60,960 liquidation preference $1 per share, $.001 par value, 50,000,000 shares authorized, 1,016,000 shares and none issued and
outstanding, respectively	1,016

Additional paid in capital	24,912,766	13,083,970
Accumulated deficit	(20,694,780)	(13,286,776)
Total Stockholders' Equity	4,347,385	37,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,609,374	$9,374,034

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended		Three months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

REVENUES	$15,019,548	$12,702,467	$7,021,791	$5,161,211

COST OF REVENUES	11,316,559	10,516,971	5,189,863	4,010,194

GROSS PROFIT	3,702,989	2,185,496	1,831,928	1,151,017

OPERATING EXPENSES	6,532,789	6,109,085	2,590,040	1,635,368

OPERATING LOSS	(2,829,800)	(3,923,589)	(758,112)	(484,351)

OTHER INCOME (EXPENSE):
Interest income	15,610	9,467	3,939	3,335
Interest and financing costs	(3,174,233)	(533,172)	(2,277,346)	(166,420)
Other non-operating income	79,830	131,879	27,018	24,649

Net Loss	(5,908,593)	(4,315,415)	(3,004,501)	(622,787)

Preferred stock dividend	(21,871)	-	(5,000)	-

Modification of terms of Series A
Convertible preferred stock upon
conversion	(522,500)	(157,414)	(505,629)	(157,414)

Beneficial conversion feature on
issuance of Series B convertible
preferred stock	(955,040)	-	(955,040)	-

Net Loss applicable to common share holders	$(7,408,004)	$(4,472,829)	$(4,470,170)	$(780,201)

Calculations of net loss per common
share, basic and diluted:	$(.19)	$(.18)	$(.07)	$(.03)

Weighted average shares of common stock
outstanding, basic and diluted	39,269,845	25,201,622	61,222,046	27,566,236

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

			Preferred Stock		Preferred Stock		Additional
	Common Stock		Series A		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	27,893,576	$27,895	250,000	$212,628		$-	$13,083,970	$(13,286,776)	$37,717

Issuance of common stock for finders fees	247,059	247	-	-			209,753	-	210,000

Issuance of common stock for settlement of payable to
related party	110,000	110					55,990		56,100

Valuation of warrants and beneficial conversion feature
on convertible notes payable							2,921,430		2,921,430

Issuance of Common Shares Related to Legal
settlement with Shareholders	66,000	66					6,534		6,600

Beneficial Conversion Feature on Convertible note
Issued related to Legal Settlement with Shareholder							30,000		30,000

Common stock issued and issuable on conversion of
debt	95,065,546	95,065					4,658,212		4,753,277

Modification of terms of conversion of Series A
Preferred Stock to common stock							522,500	(522,500)	-

Conversion of Series A preferred stock to common	5,000,000	5,000	(250,000)	(212,628)			207,628		-

Issuance of Series B convertible preferred stock					1,016,000	1,016	954,024		955,040

Beneficial Conversion Feature on Series B Preferred
stock							955,040	(955,040)	-

Valuation of warrants on placement and advisory fees							1,134,857		1,134,857

Fair value of vested options							172,828		172,828
Preferred stock dividends								(21,871)	(21,871)

Net loss for the nine months ended September 30, 2006								(5,908,593)	(5,908,593)

Balance, September 30, 2006	128,382,181	$128,383	-	$-	1,016,000	$1,016	$24,912,766	$(20,694,780)	$4,347,385

See accompanying notes to consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES
Net loss	$(5,908,593)	$(4,315,415)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	471,168	192,031
Amortization of discount on notes	81,735	129,424
Issuance of warrants and common shares for services	1,489,429	914,258
Fair value of vested options	172,828	-
Amortization of discount on convertible debt	541,860	-
Amortization of deferred financing fees	177,655	-
Reduction of financing costs from issuance
of common shares for accounts payable	(53,900)	-

Changes in assets and liabilities:
Accounts Receivable	(973,388)	(1,395,720)
Prepaid and other current assets	(173,259)	662
Supplies inventory	-	7,256
Accounts Payable	(361,637)	(529,960)
Accrued interest on convertible notes	370,431	60,689
Payable to related party	(334,832)	(301,004)
Accrued expenses and other liabilities	864,194	793,234
NET CASH USED IN OPERATING ACTIVITIES	(3,636,309)	(4,444,545)

INVESTING ACTIVITIES:
Acquisition	(1,500,000)	-
Increase in deposit for acquisition	(24,910,510)	-
Increase in deferred fees - acquisition	(1,697,057)	-
Increase in deposit and restricted cash	(318,430)	(68,819)
Increase in permits	-	(64,453)
Additions to property and equipment	(224,630)	(83,203)
NET CASH USED IN INVESTING ACTIVITIES	(28,650,627)	(216,475)

FINANCING ACTIVITIES
Net advances (payments) on Line of credit	(1,094,780)	-
Net advances from notes payable - factor	-	164,832
Issuance of notes payable	128,522	1,187,500
Repayments of convertible notes	-	(125,076)
Repayment of long term debts	-	-
Payments of notes to investors	-	-
Payments of notes payable	(79,337)	(185,677)
Net proceeds from issuance of acquisition notes	23,810,000	-
Net proceeds from issuance of notes	4,142,223	895,000
Proceeds from issuance of convertible preferred stock	955,040	225,000
Proceeds from issuance of common stock	-	1,528,706
Proceeds from exercise of warrants	-	565,626
Proceeds from issuance of convertible notes	4,753,277	-
Deferred financing fees	(426,550)	-
Advances from related parties	745,613	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,934,008	4,255,911

NET INCREASE (DECREASE) IN CASH	647,072	(405,109)

Cash and cash equivalents at beginning of period	47,995	553,658

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$695,067	$148,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$242,549	$185,224

See accompanying notes to consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine Months Ended September 30,
2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of warrants issued to lenders recorded as debt discount	$1,191,262	$-
Value of beneficial conversion feature of notes issued recorded
as debt discount	932,168	-
Valuation of warrants issued to advisors recorded as financing costs	197,723	-
Conversion of related party debt of $110,000 into common stock valued at $56,100	110,000	-
Issuance of common stock for financing costs	210,000	-
Deferred financing cost included in payable to related party	75,000	-
Value of warrants and beneficial conversion feature on convertible notes	955,039	-
Conversion of Preferred stock to common stock	212,628	-
Valuation of warrants allocated to deferred fees	282,306	-
Modification of Series A preferred stock	522,500	-
Preferred stock dividend included in accounts payable	21,871	-
Common stock issued and issuable on conversion of debt	4,753,277

See accompanying notes to consolidated financial statements

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $5,908,593 and utilized cash in operating activities of $3,636,309 during the nine months ended September 30, 2006. As of September 30, 2006 the Company had current assets exceeding current liabilities by $247,706. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the integration of the acquisition made by the Company during the first quarter of 2006. However, there can be no assurances that the Company will be successful in this regard or will be able to maintain its working capital surplus or eliminate operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

During the nine months ended September 30, 2006 and 2005, one customer accounted for 12.3% and 28.6% of revenues, respectively. As of September 30, 2006 , there was one customer that accounted for 26% of accounts receivable.

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

(e) Deferred Costs

The Company has deferred financing fees of $731,618, which includes long term and short term of $398,860 and $332,758, respectively, and deferred acquisition costs of $1,979,363 at September 30, 2006 related to a potential acquisition and related financing. These costs will be capitalized as part of the acquisition cost or reflected as a deferred financing fee upon consummation of transaction, or expensed if such transaction is not consummated.

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

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations is reflected below in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended
September 30,
2005
Net loss	$(4,315,415)
Less: stock based employee compensation expense determined
under the fair value method for all awards	(539,296)
Pro forma net loss	$(4,854,711)

Basic loss per weighted average share, as reported	$(.17)
Pro forma Basic loss per weighted average share	$(.19)

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

The total stock based compensation expense for the nine months ended September 30, 2006 was $172,828. The value of the unvested options to employees that will be amortized over future periods was $345,678 at September 30, 2006. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Nine Months Ended
September 30, 2006
Dividend yield	--
Risk-free interest rate	3.69%
Expected volatility	44.5%
Expected life of options	8.0 years

(g) Earnings <loss> per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2006 and 2005, the Company had granted stock options for 2,033,000 and 1,970,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of September 30, 2006 and 2005, the Company had granted warrants for 22,276,555 and 5,218,651 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

3. ACQUISITIONS

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M. As a result of the agreement, K2M became a wholly-owned subsidiary of the registrant.

The purchase price was allocated as follows:

Property and Equipment	345,630
Intangibles - Customer lists	1,327,608
Accrued Liabilities	(38,088)
Note Payable	(135,150)
Total	$1,500,000

The Company allocated the excess of net assets acquired to customer lists and expects to amortize these amounts over five years. The Company has not yet finalized the purchase price allocation which may change upon the completion of an independent third party evaluation of the assets purchased.

The following sets out the pro forma operating results for the nine months ended September 30, 2006 and 2005 for the Company had the acquisition occurred as of January 1, 2005:

	Unaudited
	Nine months ended September 30,
	Pro Forma (Unaudited)
	2006	2005
Net sales	$15,537,923	$14,490,717
Cost of sales	11,579,893	11,032,216
Gross profit	3,958,030	3,458,501
Operating expenses	6,883,048	7,009,122
Operating loss	(2,925,018)	(3,550,621)
Other income (expense):
Interest income	15,610	9,467
Interest expense and amortization of deferred financing costs	(3,175,341)	(533,172)
Other non-operating income	79,830	131,879
NET LOSS	$(6,004,919)	$(3,942,447)
Loss per weighted average share, basic and diluted	$(.15)	$(.16)

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

Intangible assets consist of the following at September 30, 2006:

Permit costs	$315,894
Customer lists - K2M mobile Treatment	1,327,608
Accumulated amortization	(177,685)
$1,465,817

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. Customer lists acquired are being amortized over five years. Goodwill at September 30, 2006 and December 31, 2005 was $644,647.

5. RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2006 the Company incurred $360,000 in fees for advisory services provided by General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. As a part of this advisory agreement, the Company also issued 7,500,000 warrants, valued at $705,766, to purchase common stock at $0.05 per share. The company used the black scholes valuation model to determine the value of the warrants. The Company allocated the fees and warrant values to specific tasks outlined in the advisory agreement. This included $426,306 related to the proposed acquisition, $319,730 related to the issuance of convertible notes and $319,730 related to general corporate matters.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006 the Company owed General Pacific Partners $ 496,904 for advances and fees related to advisory services. These amounts due are unsecured, non- interest bearing and due on demand.

During the nine months ended September 30, 2006, General Pacific Partners made advances to the Company totaling $550,000. The proceeds were used for due diligence on a proposed capital raise and working capital until proceeds from the capital raise were received. The rate of interest on the advance is 10% per annum. The funds are due December 31, 2006. As of November 10, 2006, $250,000 of the advance had been repaid.

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

6. SECURED FINANCING AGREEMENTS

Secured financing consists of the following notes payable at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 30, 2005
(a) Line of credit - Laurus Agreement	$-	$1,094,780
(b) Secured convertible Term Note	1,757,576	-
Secured non- convertible Revolving Note	2,710,841	-
Valuation Discount	(1,973,308)	-
	2,495,109	1,094,780
Less current portion	-	(1,094,780)
Financing agreement, net of current portion	$2,495,109	$-

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

(b)On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby the Company issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 3,218,000 shares of our common stock at a price of $0.87 per share. The Company also agreed to pay out of the Loan proceeds $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction. The Company also incurred an additional $ 41,193 of closing costs for total closing costs of $326,193.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006. The amount outstanding under this loan at September 30,2006 was $1,757,576. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606 plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning at any one time more that 4.99% of our outstanding shares of common stock. The Company has agreed to make its best efforts register all of the shares that are issuable upon conversion of the Note and exercise of the 3,218,000 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of September 30, 2006, the Company had outstanding borrowings of $2,710,841 against the line of credit.

The Company calculated that the fair value of the warrants issued to Laurus as $1,191,262 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168. The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,191,262 and the $932,168 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amount of the Notes. Such discount is being amortized to interest expense over the life of the loan based upon the effective interest method.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $716,000, of which $210,000 was paid through the issuance of 247,059 shares of our common stock. In addition, the Company issued these finders warrants to purchase 534,118 shares of common stock at a price of $0.87 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,723 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. The fees paid to the finders and the value of the warrants issued to the finders have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. FINANCING ON POTENTIAL ACQUISITION

On August 10, 2006, the Company entered into a series of agreements (“Agreements”) with Laurus Master Fund, Ltd. ("Laurus") whereby the Company agreed to issue to Laurus (i) a secured three (3) year term note ("Note") in the face amount of $29.5 million; and (ii) seven (7) year warrants ("August Warrants") to purchase 13,636,362 shares (the “Warrant Shares”) of our common stock at an exercise price of $.24 per share. The total Note proceeds received were $25 million. The Company also agreed to pay, out of the Loan proceeds, an Investment Fee of $1,155,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of approximately $120,000 to Laurus as reimbursement for Laurus' structuring and due diligence fees, legal fees, and expenses incurred in connection with the transaction.

The Note proceeds, less the fees, resulted in net proceeds of $24,910,510 are being held in an escrow account (the “Escrow) and reflected on the accompanying balance sheet as “restricted cash, potential acquisition”, such funds are to be released upon certain conditions to be satisfied by certain dates, among which are:

1. The Company raises a minimum of $16 million through the sale of our equity securities on or before September 30, 2006, with best efforts to raise an additional $3 million (total $19 million.)

2. The Company provide Laurus with evidence that the Company has entered into a definitive agreement to acquire a target company (“Target”) by a certain date, and the Company complete the acquisition (the “Acquisition) the Target (see “Description of Acquisition” below) for purchase price of $35 million.

3. The Target, contemporaneously with the payment of the purchase price and acquisition of Target by us, issue to Laurus, a warrant (the “Target Warrant), with no expiration date, to purchase 35% (reduced to 30% in the event we are successful in raising $19 million in equity) of the equity securities of the Target at a nominal price per Warrant.

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

In the event that the Company does not complete the Acquisition, or is unable to fulfill other conditions of the Escrow, the funds in escrow will be returned to Laurus. However, Laurus will not be obligated to return any fees or expenses to us. The seven (7) year warrants ("August Warrants") to purchase 13,636,362 shares of our common stock at an exercise price of $.24 per share will be deemed cancelled.

The principal amount of the Note will carry an interest rate of prime plus two percent (but at least 8.00%), subject to adjustment, and will require that the Company must make monthly payments of at least $416,666.66 commencing April 1, 2007, toward the outstanding non-restricted principal amount. The Note will be secured by a pari passu basis with other secured lenders, all of our assets and the assets of our subsidiaries, General Environmental Management, Inc. (Delaware) and its subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company, K2M Mobile Treatment Service, Inc. a California corporation, and by a pledge of all of our stock in General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC, K2M Mobile Treatment Services, Inc, and Target. As of September 30, 2006, $24,246,542 was outstanding on this note.

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

Under the terms of the Warrants and the Convertible Note, Laurus may exercise the Warrants or convert the Convertible Notes, provided that such exercise and/or conversion do not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock at any one time. Laurus may waive this provision on 60 days notice to the Company. The Company has agreed that it will register all of the shares that are issuable upon exercise of the AugustWarrants and conversion of the Convertible Note.

To obtain the required $16 million in equity, the Company intends to sell shares of common stock or preferred stock at the equivalent of $.05 per share of common stock, to accredited investors in private placement transactions.

Of the $16 million in equity we are required to raise, we have raised a total of approximately $5,769,277. These funds were raised during the period May 22, 2006 through September 30, 2006 through the sale of convertible notes (the May Convertible Notes”) and the sale of preferred stock (“Series B Preferred Stock”). Each one dollar of principal of the May Convertible Notes is convertible into 20 shares of the Company’s Common Stock. The May Convertible Notes were convertible at any time at the option of the Company. The Company converted the May Convertible Notes on August 31, 2006 into 95,065,546 shares of common stock. Each one dollar of principal of the Series B Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The Series B Preferred Stock is convertible at any time at the option of the Company.

Although the Agreements provide that the Company must have raised  $16 million by September 30, 2006, the Company continues to have discussions with Laurus to provide debt financing for the transaction.  Although these discussions are continuing in good faith, there is no assurance that Laurus will provide funding for the Acquisition.  If Laurus decides not to provide funding, or the Company fails to raise the necessary equity capital required under the Agreements, then the escrow account of $24,910,510 would be returned to Laurus  as an offset against the note payable balance of $24,246,542.

The Company currently has 200 million shares of Common Stock and 5 million Series A Preferred Stock 19 million Series B preferred Stock and 26 million shares of “Blank Check” Preferred Stock authorized. Since the Company has 128,382,181 shares of common stock outstanding, the authorized number of shares of Common Stock would be insufficient to issue, or reserve for issuance, those number of shares of common stock which would otherwise be issued to raise the requisite $16 million at the proposed per share price of $.05 and the shares that would be issuable upon the conversion of the Convertible Note. Accordingly, in order to facilitate the raising of this capital, the Board of Directors designated a Series “B” Preferred Stock (the “Series “B”), subject to obtaining any requisite consents from the holders of Series A Preferred Stock. The terms of the Series B provide that each share of Series “B” will: (i) be automatically converted into 20 shares of Common Stock upon the approval and filing of an Amendment to the Articles of Incorporation increasing the authorized common shares; (ii) be entitled to cast 20 votes per share to vote at any meeting of the stockholders of the Common Stock, (iii) be entitled to receive any dividends on the same basis as common stockholders based on the ratio into which they would be convertible; and (iii) be entitled to a liquidation preference, only over the holders of the shares of Common Stock.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the event the Company completes the Acquisition, it will then seek to increase the number of authorized Common Stock to one billion shares by calling a meeting of the stockholders (the “Meeting”) to approve an amendment (the “Amendment”) to the Articles of Incorporation providing for such increase.

In order to conduct the Meeting, the Company is required to provide our stockholders with a Proxy Statement that has been filed with the United States Securities & Exchange Commission (“SEC”.) The Company expects that it will take a minimum of 60 days after the Acquisition, until the Meeting may be held.

In anticipation of the sale of the equivalent of approximately 320 million shares of Common Stock, and the possible issuance of more than 86 million shares of Common Stock to Laurus upon the exercise of its warrants, the conversion of the Convertible Note, and the conversion of the Series B Preferred Stock, the Company plans to reduce the total amount of Common Stock outstanding to below 30 million. Accordingly, at the stockholders’ meeting, the Board of Directors intends to seek the approval of stockholders to authorize a one for twenty “reverse split” of the issued and outstanding common stock, which would become effective immediately after the filing of the Amendment.

8. STOCKHOLDERS’ EQUITY

Common Stock for Services

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

As part of a legal settlement with a shareholder, the Company issued 66,000 shares of common stock valued at $6,600.

During the nine months ended September 30, 2006, the Company recognized employee and consultant compensation cost of $172,828 related to the fair value of options vested during the period.

Issuance of common stock for conversion of debt

In May, 2006, the Board of Directors authorized the private placement sale to accredited investors of up to $10 million in convertible notes (the (May Convertible Notes"). Each one dollar of principal of the May Convertible Notes was convertible into 10 shares of the Company's Common Stock. The May Convertible Notes were convertible at the Company's option at any time. The May Convertible Notes were unsecured and carried an interest rate of eight percent (8%) per annum and were due within one year. Principal and interest were convertible at the option of the Company into common shares equivalent to $0.05 per share. On August 9, 2006 the Board of Directors authorized a modification in the terms of the May Convertible Notes so that each one dollar of principal of the May Convertible Note was convertible into 20 shares of Common Stock. The additional shares of Common Stock were issued upon conversion of the May Convertible Notes. On August 9, 2006 the Company ceased any further sale of the May Convertible Notes. From May 2006 to August 2006, the Company issued one hundred twenty nine of these convertible notes totaling $4,753,277. On August 31, 2006, the total balance of the convertible notes was converted into 95,065,546 shares of common stock.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company determined that the difference between the conversion price and the Company's stock price on the date of issuance of the notes gave rise to a beneficial conversion feature of $4,753,277, and recorded such amount as a valuation discount and an increase to paid in capital. This amount was to be recognized as interest expense over the period the notes were outstanding using the effective interest method until the notes were converted. Through August 31, 2006, the date of conversion, $600,277 of this discount had been amortized as interest cost and is reflected in the accompanying statement of operations. Upon conversion, the remaining unamortized balance of the valuation discount was charged to paid in capital, resulting in a net increase to paid on capital of $4,153,000.

In connection with the sale of these notes, the Company entered into a Placement Agent Agreement with Ascendiant Securities LLC ("Ascendiant") pursuant to which Ascendiant received a commission of 6% of all monies received by us, aggregating $227,992 and a number of warrants that was equal to 6% of the number of shares into which the May Convertible Notes are convertible, aggregating 4,559,834 warrants. The company used the black scholes valuation model and determined that the value of the warrants issued to the placement agent was $429,090. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 93.49% and an expected term for the warrants of 3 years. Also in conjunction with the placement of these notes, advisory fees of $108,000 in cash and $211,729 relating to the valuation of warrants issued to related party were allocated to the notes (see Note 9). Upon conversion of the notes to common stock, the aggregate amount of these fees of $976,810 were reflected as interest costs in the accompanying statement of operations for the nine months ended September 30, 2006.

Preferred Stock.

During the year ended December 31, 2005, the Company raised $225,000 (net of offering costs of $25,000) through the issuance of 250,000 units of Series A convertible preferred stock. Each unit consisting of one share of Series A Convertible Preferred Stock was convertible into one share of common stock. The stock has a dividend rate of 8% and accordingly, $21,871 has been accrued as dividends and charged to net loss attributed to common shareholders. During the third quarter, the Board of Directors voted to adjust the conversion rate from one share of common stock to twenty shares of common stock. Based upon this modification, the Company determined that a charge of $522,500 was required to capital and to net loss attributed to common shareholders. At September 30, 2006, the 250,000 shares of Series A Convertible Preferred Stock was converted into 5,000,000 shares of common stock.

During the period September 1, 2006 to September 30, 2006, the Company raised $955,040 (net of offering costs of $60,960) through the issuance of 1,016,000 units of Series B convertible preferred stock. Each unit consists of one share of Series B Convertible Preferred Stock convertible into twenty shares of common stock. The stock has a par value of $.001 per share, participates on the same basis with common shareholders related to receipt of dividends, and shall have voting rights equal to the number of shares into which each share of Series B Preferred Stock is convertible. The proceeds were used to provide working capital funding. Based upon the existence of these conversion features, the Company determined that a beneficial conversion feature of $955,040 was required to be recorded as of the date of issuance and has been accounted for as an adjustment to capital and to net loss attributed to common shareholders.

In addition, 1,219,200 warrants, valued at $114,730 using the black scholes valuation model were issued as commissions for the placement of the Series B - Preferred Stock. These warrants were not accounted for by the Company as there would not have been any net effect to paid in capital.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or the sale of substantially all of its assets (each such event, a "Liquidation"), the holders of shares of Series B Convertible Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before payment to the holders of Junior Stock by reason of their ownership thereof, a Liquidation Price equal to (i) One Dollar ($1.00) per share, subject to adjustment, plus an amount equal to all accrued, but unpaid, dividends on such share of Series A Convertible Preferred Stock since the original issue date. After the payment of this Liquidation Price, the holders of shares of Junior Stock then outstanding shall be entitled to receive the remaining assets and funds of the Company available for distribution to its stockholders.

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

On April 1, 2006 the Company granted 100,000 options to employees. The exercise price for these options is $0.86, the market value of the stock at the date of the grant.

On July 1, 2006 the Company granted 277,600 options to employees. The exercise price for these options is $0.22, the market value of the stock at the date of the grant.

The Company issues stock options to employees, directors and consultants under the 2005 Stock Option Plan. Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant. Stock option activity for the quarter ended September 30, 2006 was as follows:

	Weighted Avg.	Weighted Avg.	Intrinsic
	Options	Exercise Price	Value

Options, January 1, 2006	1,680,500	1.06	-
Options granted	377,600	0.39	-
Options exercised	-	-	-
Options cancelled	(25,100)	1.02	-
Options, September 30, 2006	2,033,000	$1.02	-
Options excisable, September 30, 2006	1,291,285	$.99	-

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock; the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company’s stock on the same terms as issued. As of September 30, 2006 there were 22,276,555 warrants outstanding with exercise prices ranging from $0.05 to $4.00 per share of common stock, and expiration dates through February of 2013.

During the quarter ended June 30, 2006 the Company granted 3,752,118 warrants at a price of $0.87. These warrants were issued in conjunction with the secured financing agreement described in Note 6.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the quarter ended September 30, 2006 the company granted 13,279,033 warrants related to advisory and finders fees described in Note 7 and 8.

Warrants
Warrants outstanding, January 1, 2006	5,245,404
Warrants granted	17,031,151
Warrants exercised	-
Warrants expired	-
Warrants outstanding, September 30, 2006	22,276,555

10.COMMITMENTS AND CONTINGENCIES

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the State of California, the environmental regulatory agencies overseeing the Company’s operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $585,128 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

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

GEM, prior to the acquisition by the Company, focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued organic growth. During 2005 the company streamlined its operations to achieve greater efficiencies at the TSDF and at its field service operations in both Southern and Northern California, the states of Washington and Alaska.

In March 2006, GEM acquired the assets of K2M Mobile Treatment Services, a California based provider of Mobile Wastewater treatment and vapor recovery services. This acquisition broadens our customer base in the Western United States as well as adding the Gulf Coast to our geographic reach.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company incurred a net loss of $5,908,593 and utilized cash in operating activities of $3,636,309 during the nine months ended September 30, 2006. The Company currently has a positive working capital position, as current assets exceed current liabilities by $247,706 as of September 30, 2006. There can be no assurances that the Company will be able to maintin its surplus working capital, as such, there is doubt about the Company’s ability to continue as a going concern.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

Total revenues were $7,021,791 for the three months ended September 30, 2006, representing an increase of $1,860,580 or 36.1% compared to the three months ended September 30, 2005. The increase in revenue can be attributed to the acquisition of K2M in March 2006 and increased volume in the enviroconstruction market segment

Cost of Revenues

Cost of revenues for the three months ended September 30, 2006 were $5,189,863 or 74% of revenue, as compared to $4,010,194 or 78% of revenue for the three months ended September 30, 2005. The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to efficiencies obtained from continuing cost reduction programs and also from the acquisition of K2M Mobile Treatment Services which produces higher margin returns.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $2,590,040 or 36.9% of revenue as compared to $1,635,368 or 31.6% of revenue for the same period in 2005. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in expenses from the prior periods is attributable to increase in sales and administrative salaries, benefits and insurance related to the acquisition of K2M and advisory fees related to potential acquisitions. The increase in the cost as a percentage of revenue resulted from the inclusion of fees and expenses related to the pending acquisition.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2006 were $227,208, or 3.2% of revenue, as compared to $49,218, or 1.0% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $2,277,346 or 32% of revenue, as compared to $166,420, or 3.2% of revenue for the same period in 2005. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to $515,000 resulting from the amortization of valuation discounts on convertible notes, $204,000 resulting from the amortization of valuation discounts on the Laurus transaction, $977,000 resulting from the write off of deferred fees related to the notes converted to common stock during the quarter, $185,000 in net interest on the financing for proposed acquisitions and interest on other borrowing such as the line of credit, secured notes and advances.

Other Non-Operating Income

The Company had other non-operating income for the three months ended September 30, 2006 of $27,018,or .38 % of revenue, and $24,649 for the same period in 2005. Non-Operating income for the three months ended September 30, 2006 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the three months ended September 30, 2006 was $3,004,501 or 42.8% of revenue as compared to a loss of $622,787, or 12.1% of revenue for the same period in 2005. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth, additional financing costs related to the acquisition of K2M and restructuring of the Company’s current borrowing facility. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from the beneficial conversion feature related to the fair value of warrants and conversion features of long term debt.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

For the nine months ended September 30, 2006, the Company reported consolidated revenue of $15,019,548 representing an increase of $2,317,081 or 18.2 % compared to the nine months ended September 30, 2005. The increase in revenue can be attributed to organic growth and the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2006 were $11,316,559 or 75.3 % of revenue, as compared to $10,516,971 or 83 % of revenue for the nine months ended September 30, 2005. The cost of revenue includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to efficiencies obtained from continuing cost reduction programs and also from the acquisition of K2M Mobile Treatment Services which produces higher margin returns.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were $6,532,789 or 43% of revenue as compared to $ 6,109,085 or 48% of revenue for the same period in 2005. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The increase in expenses from the prior period is attributable to increase in sales and administrative salaries, benefits and insurance related to the acquisition of K2M and advisory fees related to potential acquisitions. The improvement in the cost as a percentage of revenue resulted from control of expenses, the elimination of the fees incurred in the reverse merger of the February 2005 and the Company’s ability to achieve economies of scale during the integration of recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2006 were $471,168 or 3.1% of revenue, as compared to $192,031 or 1.5% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest Expense

Interest expense for the nine months ended September 30, 2006 were $3,174,233 or 21% of revenue, as compared to $ 533,172 or 4.2% of revenue for the same period in 2005. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to $600,000 resulting from the amortization of valuation discounts on convertible notes, $476,000 resulting from the amortization of valuation discounts on the Laurus transaction, $977,000 resulting from the write off of deferred fees related to the notes converted to common stock during the quarter, $185,000 in net interest on the financing for proposed acquisitions and interest on other borrowing such as the line of credit, secured notes and advances.

Other Non-Operating Income

The Company had other non-operating income for the nine months ended September 30, 2006 of $79,830 or .5% of revenue, and $131,879 for the same period in 2005. Non-Operating income for the nine months consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the nine months ended September 30, 2006 was $5,908,593, or 39% of revenue as compared to a loss of $4,315,415 or 34% of revenue for the same period in 2005.The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth, additional financing costs related to the acquisition of K2M and restructuring of the Company’s current borrowing facility. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from the beneficial conversion feature related to the fair value of warrants and conversion features of long term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended September 30, 2006 was $1,996,717 as compared to $1,201,850 for the same period in 2005. Net cash used in operations for the nine months ended September 30, 2006 was $3,636,309 as compared to $ 4,444,545 for the same period in 2005.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $5,908,593 and utilized cash in operating activities of $3,636,309 during the nine months ended September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions. However, there can be no assurances that the Company will be successful in this regard or will be able to maintain its working capital surplus or eliminate operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

Cash Flows for the Nine Months Ended September 30, 2006

Operating activities for the nine months ended September 30, 2006 used $3,636,309 in cash. Accounts receivable, net of allowances for bad debts, totaled $6,117,142 as of September 30, 2006 as compared to the December 31, 2005 balance of $5,143,754. The increase in accounts receivable is directly related to the increase in sales over the same period for 2006 as noted above. Accounts payable totaled $3,559,286 as of September 30, 2006 as compared to an accounts payable balance of $3,920,923 for December 31, 2005. The decrease in accounts payable over the prior year was due to efficiencies obtained in the integration of the company’s operations and the provision of additional working capital from investors.

The Company used cash for the acquisition of K2M, investment in property and equipment, and in deposits for potential acquisitions totaling $28,650,627 for the nine months ended September 30, 2006. The company used $216,475 in cash for investment purposes during the same period in 2005.

The Company raised $32,934,008 cash from financing activities, net of repayments of debt and the payoff of the former lender’s line of credit, through the issuance of notes related to the new financing transaction, advances from a related party and proceeds from the issuance of acquisition notes as describe in Note 7.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No litigation other than that in the normal course of business

Item 2. Unregistered Sales of Securities and Use of Proceeds

From September 1, 2006 to September 30, 2006, the Company sold 1,016,000 shares of Series B Convertible Preferred Stock, par value $.001 per share (“Series B”) at $1.00 per share to 33 accredited investors. Net offering costs were $60,960 (6%).  Each share of Series B Convertible Preferred Stock is automatically convertible into twenty shares of common stock when the Company amends its Articles of Incorporation to increase the amount of its authorized common stock to an amount that would be sufficient to issue the number of shares necessary to convert all Series B into common stock. Each share of Series B is entitled to participate on the same basis with common shareholders related to receipt of dividends, and has voting rights equal to the number of shares into which each share of Series B is convertible.  The proceeds were used to provide working capital funding.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a)	Exhibits

Exhibit 2.1
Plan of purchase, sale, reorganization, arrangement, liquidation, or succession - Acquisition of General Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

Exhibit 2.2	Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

Exhibit 22.1	Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

Exhibit 22.2	Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

Exhibit 31.1	CEO Certification - Page 32

Exhibit 31.2	CFO Certification - Page 33

Exhibit 32.1	CEO Certification - Page 34

Exhibit 32.2	CFO Certification - Page 35

(b)	Reports on Form 8-K
1. Material definitive agreement and Sales of Equity; filed with the Commission on 3/7/06
2. Stock Purchase agreement K2M; filed with the Commission on 3/16/06
3. Material definitive agreement to acquire Pollution Control Industries ; filed with the Commission on 8/16/06
4. Sales of Equity Securities; filed with the Commission on 9/6/06
5. Material definitive agreement filed with the Commission on 9/25/06

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: November 20, 2006	By:	/s/ Timothy J. Koziol
Timothy J. Koziol President, CEO and Chairman of the Board of Directors

Date: November 20, 2006	By:	/s/ Brett M. Clark
Brett M. Clark Vice President of Finance, Chief Financial Officer