Form 10KSB
period 2006-12-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2007-04-13
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NO.: 33-55254-38

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	87-0485313 (IRS Employer Identification No.)

3191 Temple Ave., Suite 250, Pomona, CA (Address of principal executive offices)	91768 (Zip Code)

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

State issuer's revenues for its most recent fiscal year: $21,760,569

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2006
$.001 PAR VALUE COMMON STOCK	5,920,408 SHARES

At March 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,961,908.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
ANNUAL REPORT ON FORM 10KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents. General Environmental Management, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

PART I

ITEM 1. Description of Business

Company Background

General Environmental Management, Inc. formerly, Ultronics Corporation (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company did not have operations from its inception until February 2005, as it was formed for the primary purpose of seeking an appropriate merger candidate.

On February 14, 2005, we acquired all the outstanding shares of General Environmental Management, Inc., a Delaware corporation (“GEM.DE”) in exchange for 630,481 shares of our class A common stock and as a result, GEM.DE became a wholly owned subsidiary of Ultronics. The acquisition has been treated as a reverse merger (recapitalization) with GEM deemed to be the accounting acquiror, and Ultronics the legal acquirer. We then changed our parent name to General Environmental Management, Inc. on March 16, 2005.

Prior to the merger, GEM.DE acquired:

•	Hazpak Environmental Services, Inc. (HES),

•	the assets of EnVectra, Inc. (EnV),

•	the assets of Firestone Environmental Services Company (dba Prime Environmental Services Company), and Firestone Associates, Inc. (dba Firestone Energy Company), and

•	100% of the membership interest in Pollution Control Industries of California, LLC.

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

On August 1, 2004, we acquired the assets of Prime Environmental Services, Inc. of El Monte, California which resulted in a significant increase in our revenues and a presence in the states of Washington and Alaska through Prime’s Seattle office along with additional clients and revenue in California. All Prime services are now offered under the “General Environmental Management, Inc.” name.

Prior to the acquisition of GEM.DE by the Company, GEM.DE focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued internal growth. During the first quarter of 2005, we adjusted our operations to achieve greater efficiencies at the TSDF and at its field service locations.

On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. The proceeds from the term note were used primarily for the acquisition of K2M Mobile Treatment Services, Inc. The proceeds from the non-convertible revolving note were used to repay the outstanding indebtedness then owing by the Company to Gibraltar Financial Corporation, fees and other working capital purposes.

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

Our principal office is in Pomona, California and field service locations in Rancho Cucamonga, CA, Santee, CA, Port Hueneme, CA, Benicia, CA, Signal Hill, CA , Kent, WA , Denver, CO and Baytown, TX with our TSDF in Rancho Cordova, CA.

Business Strategy

We intend to build a fully integrated environmental services company. We intend to do this through internal growth, by providing targeted, integrated solutions to the private and public sectors and by making strategic acquisitions of solutions orientated companies that have a proven customer base and a highly skilled workforce.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, (“CERCLA”), also known as “Superfund”, was enacted by Congress in December of 1980. CERCLA imposed a tax on the chemical and petroleum industries and gave the EPA the funds and the authority to respond directly to releases of hazardous substances that could endanger public health or the environment. During the ensuing five year period, $1.6 billion was collected and the money was placed into a trust fund for cleaning up abandoned or uncontrolled hazardous waste sites. CERCLA designates those persons responsible for releases of hazardous waste at the sites, generators and facility owners and operators, as strictly, jointly and severally liable for environmental cleanup costs. CERCLA was amended in 1986 to create the Superfund Amendments and Reauthorization Act (SARA). SARA stresses the importance of innovative technology and permanent remedies in cleaning up hazardous waste sites, increased state involvement, encouraged greater citizen participation, and increased the size of the trust fund to $8.5 billion.

The Superfund Act. The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liabilities for these responses and other related costs, and for liability with the cost of damages to natural resources to the parties involved in the generation, transportation and disposal of such hazardous substances.

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

We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state laws, the regulations thereunder and the licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from one year to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

Our facilities are regulated pursuant to state statutes, including those addressing clean water, clean air, and local sewer discharge. Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities could be cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

Industry

The environmental services sector includes the following range of services:

•
Transportation, Logistics Management, and Collection - specialized handling, packaging, transportation and disposal of industrial waste, laboratory quantities of hazardous chemicals, household hazardous wastes, and pesticides;

•	Incineration - the preferred method for treatment of organic hazardous waste because it effectively destroys the contaminants;

•	Landfill Disposal - used primarily for the disposal of inorganic wastes;

•	Physical Waste Treatment - used to reduce the volume or toxicity of waste to make it suitable for further treatment, reuse, or disposal;

•	Reuse/Recycle and Fuels Blending - removes impurities to restore suitability for an intended purpose and to reduce the volume of waste;

•
Wastewater Treatment - separates wastes including industrial liquid wastes containing heavy metals, organics and suspended solids through physical and chemical treatment so that the treated water can be discharged to local sewer systems under permits;

•
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

For many years, most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators’ facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to federal, state and local regulation of waste management activities. Environmental laws and regulations impose stringent standards for the management of hazardous wastes and provide penalties for violators. Based on these laws and regulations, waste generators and others are subject to continuing liability for past disposal and environmental degradation. As a result of (1) the increased liability exposure associated with chemical waste management activities, (2) a corresponding decrease in the availability of insurance and significant cost increases in administering compliance, and (3) the need for facility capital improvements, many generators of hazardous wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain their own technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their hazardous wastes managed by firms that possess or have access to the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements.

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

Products and Services

We currently provide the following products and services:

Field Services
•	On-Site Services - the provision of professional and fully trained staff to manage clients’ environmental needs on location.
•	Lab Packing - the proper combination and packaging of hazardous waste in approved containers to eliminate the potential for reactions among chemical components.
•	Bulk Waste - the managing and transportation of waste in bulk quantities, either as liquids in vacuum tankers or as solids in dumpster type roll off containers.
•	LTL Program - the managing and transportation of containerized waste in Department of Transportation/United Nations approved drums and containers.
•	Transportation - the transportation of clients’ waste streams in fully permitted and environmentally outfitted vehicles
•
Emergency Response - the immediate response to hazardous materials or waste incidents for government and industry, including providing quick and appropriate response for potential homeland security incidents.

•	Remediation - project work to clean up contaminated sites facing environmental issues.

Technical Services
•	Provide application software to profile, track any waste streams, and routinely process all compliance reporting requirements with various regulatory agencies.
•	All services may be provided electronically through our software offering.
•	Assist clients with Environmental Health and Safety (“EHS”) compliance.
•	Provide necessary and mandated training on environmental issues.
•	Provide report generation for documentation to agencies overseeing environmental issues.
•	Provide digital and hard copy waste tracking of all waste activity.
•	Provide permit writing and management for the acquisition and tracking of necessary permits for clients.
•	Write manuals and plans required by all companies with hazardous materials and waste.
•	Provide legislative and regulatory analysis pertaining to current and proposed legislation as it pertains to the hazardous waste industry and how that affects our clients.
•	Provide electronic record keeping of all EHS documents and information.
•	Provide outsource staffing for all EHS requirements eliminating the need for clients to hire in house personnel.

Recycle/Reuse Services
•	Provide alternative solutions to clients where certain chemicals or waste streams can be recycled or reused in another capacity thereby eliminating the disposal expense and exposure for our clients.
•	Develop a program where clients look to us as the leader in providing fully integrated solutions to limit their liability on waste streams and chemicals.

Government Services
•	Provide on-site services for government installations meeting all the requirements to manage, transport, and track waste streams from government contracts.

Treatment Services
•	The Rancho Cordova Facility enables us to offer more efficient and cost-effective recycling/disposal options while enhancing our corporate profitability.
•	Ground Water treatment on-site - treatment of ground water contaminated with toxic chemicals, particularly perchlorate.
•	Waste Water treatment on-site - treatment of non-hazardous waste water.
•	On-site treatment option for clients - treatment of waste at large volume waste clients.
•	Permanent treatment facility provides cost savings for clients and enhanced margin for us in the managing and treatment of waste streams.
•	Vapor control and mobile tank degassing - treatment of organic vapors from tanks and pipelines, prior to cleaning or refilling

Business Operations

Fully Integrated Services

We are a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services. Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. We can fully supplant the functions of a client’s EHS department.

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

The most basic service performed by the EHS compliance program is providing the client with a waste and permit tracking system. The data retrieved from uniform hazardous waste manifests and waste profiles are used to produce required state and Federal agency reports as well as operational management reports for the waste generator.

Field Services

Our field services consist primarily of handling, packaging, and transporting a wide variety of liquid and solid wastes of varying amounts. We provide the fully trained labor and materials to properly package hazardous and non-hazardous waste according to requirements of the Environmental Protection Agency and the Department of Transportation. Small quantities of laboratory chemicals are segregated according to hazard class and packaged into appropriate containers or drums. This technique is known as lab-pack. Packaged waste is profiled for acceptance at a client’s selected treatment, storage and disposal facility (TSDF) and tracked electronically through the proprietary GEMWare software. Once approved by the TSDF, we provide for the transportation of the waste utilizing tractor-trailers or bobtail trucks. We have partnered with a number of TSDFs to provide the client with economic pricing and management options from recycling or recovery to landfill.
Our field staff performs numerous services, including but not limited to:

•	managing waste streams and chemicals;
•	supervising and managing the handling, paperwork, tracking, and transportation of waste streams and chemicals on a client’s location;
•	labeling, collecting, and transporting containerized wastes;
•	bulk waste pick ups and transportation;
•	emergency response to spill incidents;
•	industrial cleaning of equipment or processes, tank cleaning;
•	parts washer fluid removal and replenishment;
•	chemical process dismantling;
•	mobile waste water treatment; and
•	mobile degassing and vapor control services.

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

Technical Services

Compliance services provided through our Technical Services Division are the foundation for all of our integrated environmental solutions. The proprietary GEMWare application software enables waste generators and GEM to profile, track, and routinely process all compliance reporting requirements with various regulatory agencies. The EHS coordinator program can serve clients with staff to perform functions at the client’s facility such as inspections, permit acquisitions, environmental technical support, hazardous materials management, hazardous waste management, compliance policies, chemical inventory, product evaluation, process evaluation, and emergency preparedness.

The EHS coordinator program is supported by us by conducting the following functions:

•	enterprise software for worldwide integration of environmental management and tracking requirements;
•	regulatory/legislative analysis;
•	development and maintenance of an EHS procedure manual;
•	participation in regulatory rulemaking process;
•	maintaining a waste and permit database;
•	report preparation and submittal of permits;
•	developing required environmental plans and updates;
•	regulatory agency interaction;
•	training and development of client personnel;
•	research and reduction of regulatory requirements; and
•	engineering plan review assistance with respect to EHS impacts.

The EHS coordinator is designed to provide the client with a dedicated and reliable environmental resource. The EHS coordinator can be stationed at the client’s location. The client’s facility manager will be viewed as our primary client and will be asked to take part in completing EHS coordinator performance review and service evaluations.

At the present time, we provide the services discussed in this section but do not, as yet, have EHS coordinators located on site at client facility locations.

Recycle/Reuse Services

Legislation has demanded that an increasing amount of waste be recycled or reused and not sent for disposal. Most waste streams do not fall into categories that allow for such disposition. However, there are chemicals and waste streams that can be managed for the client’s benefit that do not end in a disposal facility. We have innovated this position by providing services that help a client either recycle or send for reuse certain chemicals and waste streams.

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

Treatment Services

Treatment is the final step for managing waste. With the addition of the Rancho Cordova Facility, we are in a position to internalize our customers’ waste which enables us to offer more efficient and cost-effective recycling/disposal options while enhancing our corporate profitability.

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

We can target clients with specific waste streams that we’re interested in through databases available to us. These databases can be defined by waste generated, location of generator, transporter of the waste, waste received at TSDFs, and the EPA number of a potential client.

The environmental business is dependent on face-to-face selling because of the technical nature of the business. Therefore all marketing efforts will be designed for an appointment to follow up the initial marketing contact.

Customers

Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses that have ongoing requirements for one or more of our services. A majority of our revenues are derived from previously served customers with recurring needs for our services. For the fiscal years ended December 31, 2005, one single customer accounted for 24 % of our revenues. For the fiscal year ended December 31, 2006, one single customer accounted for 14% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

Competition

The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. We compete against national companies, including Philip Services Corp., Waste Management, Inc. and Clean Harbors, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory and that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage.
Local entrepreneurial approach keeps GEM in touch with customer needs.

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

We maintain a casualty insurance program providing coverage for Automobile coverage, and commercial general liability in the amount of $21,000,000 per occurrence, $21,000,000 aggregate per year, subject to a $2,500 per occurrence deductible.

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

We also maintain Workers' Compensation insurance whose limits are established by state statutes; with Employers Liability coverage subject to a $21,000,000 limit per accident.

Auto Liability insurance written by a member of the AIG Group which covers third party bodily injury, property damage while also including pollution liability coverage for waste in-transit exposures with combined single limit (i.e. bodily injury and property damage) of $1,000,000 on a “per accident” basis. This is subject to, an additional limit of coverage of $20,000,000, as provided by a commercial Umbrella policy.

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

Employees

As of December 31, 2006, we had 108 full-time employees. Of these employees, 13 were engaged in sales and marketing, 68 were engaged in professional services/project management and 27 were engaged in finance and administration. None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

There are many important factors that have affected, and in the future could affect GEM’s business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. Other factors not identified herein could also have such an effect.

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

The Company experienced net losses of $17,965,074 and $4,890,228 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company’s business, financial condition or operating results.

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

On March 3, 2006, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation (“Gibraltar”) to pay the entire balance then owed to Gibraltar and $250,000 was placed in an escrow account for a period of 120 days to cover certain potential liabilities that may become owed to Gibraltar. We also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of $55,000 to Laurus as reimbursement for Laurus' legal fees and expenses incurred in connection with the transaction.

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

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $25.50 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the Note or exercise of the Warrant.

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

These conversions to common shares could dilute the current shareholder base, limit the Company’s ability to raise additional equity capital and limit the eventual price of common shares in the market because of the potential dilution.

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

The market for our services is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our services to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and larger marketing budgets and resources;
•	established marketing relationships and access to larger customer bases;
•	substantially greater financial, technical and other resources; and
•	larger technical and support staffs.

As a result, they may be able to garner more clients than we can. For the foregoing reason, we may not be able to compete successfully against our current and future competitors.

The conversion of our convertible debt, convertible preferred stock, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures, convertible preferred stock and the exercise of our outstanding warrants and options could result in the issuance of up to an additional 3,318,139 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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
Legal counsel to the Company does not act as counsel to any prospective investors in connection with this Offering. Each prospective investor is encouraged to consult with his or her own legal counsel, accountant or other professional prior to investment in the company.

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

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Common stock on the Nasdaq National Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for our first fiscal year will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

For example, during the year ended December 31, 2005 we were not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. On December 16, 2004, the FASB adopted SFAS No. 123(R), a revised final statement of financial accounting standards which requires us, as a small business issuer, to expense the fair value of stock options granted for periods that begin to vest after December 15, 2005. We rely on stock options to compensate existing employees and attract new employees. In light of these new requirements to expense stock options and shares issued under the employee stock purchase plan, we may choose to reduce our reliance on these as compensation tools. If we reduce our use of stock options and the employee stock purchase plan, it may be more difficult for us to attract and retain qualified employees and we may need to compensate our employees with greater amounts of cash or other incentives. If we do not reduce our reliance on stock options and the employee stock purchase plan, our reported losses will increase. Further changes to interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

•
Our board of directors are authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

•	A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors; and

•	Limitations on who may call annual and special meetings of stockholders.

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

We lease space in Kent, Washington for a waste transfer facility, comprising approximately 12,500 square feet. This lease expires June 30, 2013. Of the 12,500 square feet leased, we sublease approximately 4,000 square feet on a six month lease which may be renewed for an additional six months.

In northern California, we lease a waste transfer facility in Benicia. The lease for the 5,000 square feet of office and warehouse space expires in April, 2011.

We entered into a new lease in Denver, CO for a waste transfer facility comprising approximately 500 square feet of office space. This lease expires on October 31, 2007.

We lease office space in Santee, California of approximately 800 square feet on a month-to-month basis.

We currently lease approximately 4,557 square feet of office space in one building located in Pomona, California. The lease terminates on December 31, 2008 and grants the Company the option to renew the lease for two additional one-year terms

The Company also leases office and warehouse space for its mobile waste water treatment and degassing operation. We currently lease approximately 11,912 square feet of office and warehouse space in Signal Hill, CA. This lease expires on June 30, 2011. As of December 31, 2006 the lease in Baytown, TX covered approximately 1,000 square feet of office space on a month-to-month basis. This space has subsequently been expanded to approximately 5,000 square feet effective March 1, 2007 under a one year lease which expires on February 28, 2008.

ITEM 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. Submission of Matters to a Vote of the Security Holders

On January 29, 2007 a special meeting of the shareholders of the Company was held in Pomona, CA. The shareholders approved the amendment and restatement of the Company’s Articles of Incorporation. The restated articles included the increase of the authorized number of shares of common stock to one billion; the increase of the authorized number of shares of preferred stock to 100,000; and the effect of a one for thirty reverse stock split.

PART II

ITEM 5. Market for Common Equity and Restated Stockholder Matters

On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $.001 per share, by a ratio of 1-for-30. All share and per share calculations and disclosures in this report have been retro-actively adjusted to reflect this reverse split as if it occurred at the beginning of the earliest period presented. GEM’s Common Stock, 0.001 par value, trades on the over the counter bulletin board maintained by the NASD under the symbol “GEVI.OB" The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GEM’s Common Stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2006

2006 First Quarter	28.20	15.30
2006 Second Quarter	25.80	6.00
2006 Third Quarter	7.20	2.70
2006 Fourth Quarter	4.50	2.40

Period	High	Low
2005

2005 First Quarter	105.00	15.30
2005 Second Quarter	53.10	37.50
2005 Third Quarter	45.00	34.50
2005 Fourth Quarter	36.00	11.40

NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2006, we had approximately 737 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

Dividends

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GEM files from time to time with the Securities and Exchange Commission (the "SEC").

Overview

Ultronics Corporation (Ultronics) was a non-operating company formed for the purpose of evaluating opportunities to acquire an operating company. On February 14, 2005 Ultronics acquired General Environmental Management, Inc., a Delaware corporation. (“GEM.DE”) through a reverse merger between Ultronics Acquisition Corp., a wholly owned subsidiary of Ultronics and GEM.DE, whereby GEM.DE was the surviving entity.

The acquisition was accounted for as a reverse merger (recapitalization) with GEM.DE deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GEM.DE as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of GEM.DE, the accounting acquirer, have been carried over in the recapitalization. Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc. (“GEM”).

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

During 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. Subsequent to the acquisition in March 2006, the Company opened a vapor recovery service division in Houston, Texas and will be looking to expand its operations in the Gulf coast area.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $17,965,074 and utilized cash in operating activities of $7,994,796 during the year ended December 31, 2006. The Company currently has a working capital deficit, the amount current liabilities exceed current assets, of $1,903,689 as of December 31, 2006. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

Plan of Operation

The Company’s plan over the next twelve months is to continue to grow the business internally, make acquisitions that add profitability to the current structure and solicit debt and equity capital to fund acquisitions and fund the current working capital deficit. The Company intends to continue its aggressive cost containment process at all levels of the business and bring additional cost efficiencies to new businesses acquired.

On March 3, 2006, we entered into a series of agreements with Laurus Master Funds, Ltd. The transaction included a $2.0 million secured convertible term note and a non-convertible revolving note up to $5.0 million. The $2.0 million note was used to fund the Company’s first acquisition of 2006. The $5.0 million revolving note facility replaced a former $2.0 million borrowing arrangement with a factor (See MD&A - Liquidity). The revolving note is based primarily on receivables and availability will fluctuate based on sales. The initial borrowing on this revolving note was approximately $2.0 million, paying off the former factor arrangement and providing additional working capital for the Company.

On March 10, 2006, the Company completed the acquisition of K2M Mobile Treatment Services, a mobile waste water treatment and degassing operation. This company has a record of profitability and is expected to reduce the Company’s current deficits. Part of the proceeds of the $2.0 million term note was used to fund this acquisition.

The Company is continuing to evaluate other potential acquisitions and expand its current operations. For the Company’s Washington operation, we have moved into a larger leased facility in Kent, WA using incentive funds obtained from the Port of Seattle. In our Northern California operation, we have moved into a larger leased facility in Benicia, CA which is closer to our main customer base. That Northern California operation formerly operated out of our Rancho Cordova TSDF facility. We do not have any significant plans for any internally funded research and development efforts but continue to pursue innovative and cost effective solutions to process and handle hazardous waste. Along with our continued acquisition strategy, we expect to acquire additional capital assets. We are also in the planning stages of designing and contracting for the development of additional equipment related to our water treatment and degassing operations. We expect the number of employees in our Company to increase in the coming year due to the proposed acquisition strategy and the additional requirements related to public and financial reporting.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenues

Total revenues were $21,760,569 for the twelve months ended December 31, 2006 as compared to $18,335,953 for the twelve months ended December 31, 2005, representing an increase of $3,424,616 or 19% compared to the twelve months ended December 31, 2005. The increase in revenue can be attributed to internal growth and the revenue associated with the acquisition of K2M Mobile Treatment Services. The Company was successful in offsetting any accounts lost subsequent to the acquisitions in mid 2005 with internal growth in sales.

Cost of Revenues

Cost of revenues for the year ended December 31, 2006 were $16,761,057 or 77% of revenue, as compared to $15,104,537 or 82% of revenue for the year ended December 31, 2005. The cost of revenues includes disposal cost, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to prior years is due to increased volume. The improvement of the ratio of the cost of revenue to sales over the same periods for the prior year resulted from higher margin business related to the K2M acquisition and from reduced disposal costs related to the economies of scale achieved by bulking waste for disposal at the Company’s TSDF in Rancho Cordova, California.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006 were $9,578,895 or 44% of revenue as compared to $7,544,456 or 41% of revenue for the same period in 2005. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The increase in expenses over the prior periods is attributable to increased staff from the acquisitions made in 2006 as well as additional staff hired in anticipation of the Company’s expansion in the Western region. The Company has incurred higher rent expense from the addition of the facilities utilized by K2M, higher liability insurance because of the increase in sales and additional costs incurred in the abandoned 2006 acquisition of Pollution Control Industries. The increase in the cost as a percentage of revenue resulted primarily from the inclusion of costs related to the abandoned acquisition.

Depreciation and amortization expenses are included in operating expenses, and for the twelve months ended December 31, 2006 were $524,187 or 2.4% of revenue, as compared to $251,527, or 1.4% of revenue for the same period in 2005. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2006.

Interest Expense

Interest expense for the year ended December 31, 2006 were $8,861,700, or 40.7% of revenue, as compared to $746,108 or 4.1% of revenue for the same period in 2005. For 2006, interest expense on financings and debt was $903,753, interest expense on debt related to the abandoned acquisition was $38,962 and interest expense related to valuation discounts was $7,918,985. The interest expense related to valuation discounts includes the amortization of deferred finance fees related to secured financing agreements (See Note 7), amortization of valuation discounts related to the secured financing, amortization of the valuation discount related to convertible notes (“May Convertible Notes - see Note 10), the amortization of valuation discounts created from warrants issued to finders and advisors on the May Convertible notes, and the cost of additional shares issued to the May Convertible Note holders reflecting a change in the conversion price approved by the Board of Directors.

Other Non-operating Income

The Company had other non-operating income for the year ended December 31, 2006 of $105,968, or .5% of revenue, as compared to $154,792 or .8% of revenue for the same period in 2005. Non-Operating income for the twelve months consisted of continuing rental income from the lease of an office building in Rancho Cordova, California. Other Non-operating income for 2005 also included a one-time benefit from a legal settlement of approximately $53,000.

 Costs of Abandoned Acquisition

On August 15, 2006, the Company entered into a definitive agreement to acquire Pollution Control Industries (PCI); however, we were not able to raise the capital required through the sale of our securities nor were we able to complete the acquisition of PCI.

The Company incurred approximately $4.6 million in costs related to the abandoned acquisition consisting of breakup fees, financing costs to Laurus and legal and advisory fees. These costs were reflected as costs of abandoned acquisition during the year ended December 31, 2006.

Net Loss

The net loss for the twelve months ended December 31, 2006 was $17,965,074, or 82.6% of revenue as compared to a loss of $4,890,228, or 26.7% of revenue for the same period in 2005. The higher loss is attributable to the loss from operations, interest expense related to the May Convertible notes and the costs of the abandoned acquisition.

Net Loss Applicable to Common Shareholders

The net loss attributable to common shareholders includes dividends on preferred stock and beneficial conversion features on preferred stock. Net loss applicable to common shareholders was $20,005,585 for the year ended December 31, 2006 as compared to $5,047,642 for the year ending December 31, 2005. For the year ended 2005, the Company recorded a $157,414 beneficial conversion feature on Series A preferred stock. For 2006, the Company recorded preferred stock dividends of $21,871, dividends on preferred stock related to the modification of conversion terms for $1,063,600 and a beneficial conversion feature of $955,040 on the Series B preferred stock.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the year ended December 31, 2006 was $7,994,796 as compared to $4,984,409 for the same period in 2005.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $17,965,074 and utilized cash in operating activities of $7,994,796 during the year ended December 31, 2006. As of December 31, 2006 the Company had current liabilities exceeding current assets by $1,903,689. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably in the coming year due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2005 and 2006. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock. The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At December 31, 2006 the company had cash of about $619,000.

On March 3, 2006, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation (“Gibraltar”) to pay the entire balance then owed to Gibraltar and $250,000 was placed in an escrow account for a period of 120 days to cover certain potential liabilities that may become owed to Gibraltar. We also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of $55,000 to Laurus as reimbursement for Laurus' legal fees and expenses incurred in connection with the transaction.

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

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $26.10 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning more that 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the Note or exercise of the Warrant.

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

Cash Flows for the Year Ended December 31, 2006

Operating activities for the year ended December 31, 2006 used $7,994,796 in cash. Accounts receivable, net of allowances for bad debts, totaled $5,540,069 as of December 31, 2006 as compared to the December 31, 2005 balance of $5,143,754. The increase in accounts receivable is directly related to the increase in sales over the same period for 2006 as noted above. Accounts payable totaled $3,755,264 as of December 31, 2006 as compared to an accounts payable balance of $3,920,923 for December 31, 2005. The decrease in accounts payable over the prior year was due to the application of additional working capital provided by investors.

The Company used cash for investment in its acquisition of K2M Mobile Treatment Services; in plant, property and equipment; and in deposits for modifications of its permit for its TSDF in Rancho Cordova, California totaling $2,409,867 for the twelve months ended December 31, 2006. The company used $382,012 in cash for investment purposes during the same period in 2005.

The Company raised $10,975,322 cash from financing activities net of repayments of debt, through the issuance of debt, convertible preferred stock and convertible notes.

From May 2006 to August 2006, the Company issued one hundred twenty nine convertible notes totaling $4,753,277. These “May Convertible Notes” were unsecured, carried an interest rate of eight percent (8%) per annum and were due within one year. Each one dollar of principal of the May Convertible Notes was convertible into 25 shares of the Company's Common Stock. On August 31, 2006, the total balance of the convertible notes was converted into 3,168,852 shares of common stock.

During the period September 1, 2006 to December 5, 2006, the Company raised $2,308,171 (net of offering costs of $147,330) through the issuance of 2,455,500 units of Series B convertible preferred stock. Each unit consists of one share of Series B Convertible Preferred Stock convertible into .67 shares of common stock. The proceeds were used to provide working capital funding.

Stockholder Matters

Stockholders’ equity was $146,135 on December 31, 2006. The Company held its annual meeting of stockholders on June 15, 2006 to elect the directors and approve Weinberg & Co. P.A. as the independent certified public accountants of the Company. The stockholders approved the matters put before them as noted above.

On September 9, 2006, the Company entered into a Settlement Agreement and Release with Jeffrey Marks, a stockholder of the Company.  In consideration for the Settlement Agreement and Release, the Company a) issued and delivered to Mr. Marks a valid and original stock certificate representing 66,000 shares of the Company’s common stock and b) executed and delivered a Subscription Agreement and Questionnaire representing an investment of $25,000 in the Company’s Series B Convertible Preferred Stock.

At a special meeting of stockholders held on January 29, 2007, the Board of Directors was given the authority to amend the Certificate of Incorporation to increase the number of authorized common shares $.001 par value, from 200,000,000 to one billion, to combine shares of the Company’s common stock to affect a one for 30 reverse stock split of the common stock and to increase the number of authorized preferred stock, $.001 par value, from 50,000,000 to 100,000,000. On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $0.001 per share, by a ratio of 1-for-30.

Critical Accounting Policies

Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts, impairment testing, accruals for disposal costs for waste received at our TSDF, and the assumptions used in our option pricing models. Prior to the filing of this Annual Report on Form 10KSB, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

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

Recent Accounting Pronouncements

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material effect on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Employment Agreement	$27,500	$27,500	$0	$0	$0	$0	$0
Lease Contracts	$2,833,615	$692,671	$614,634	$550,627	$560,334	$298,375	$116,974
Total Obligations	$2,861,115	$720,171	$614,634	$550,627	$560,334	$298,375	$116,974

On November 1, 2005, we entered into an Employment Agreement with John Brunkow, a former director of the Company. Pursuant to the terms of Mr. Brunkow’s employment agreement Mr. Brunkow was engaged by us as “counsel to the CEO” for a term of 25 months commencing on November 1, 2005 and terminating on December 1, 2007. Mr. Brunkow will receive a monthly salary of $2,500 per month.

ITEM 7. Financial Statements (See F-1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
General Environmental Management Inc.

We have audited the accompanying consolidated balance sheet of General Environmental Management Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Environmental Management Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $17,965,074 and utilized cash in operating activities of $7,994,796 during the year ended December 31, 2006, and as of December 31, 2006 the Company had current liabilities exceeding current assets by $1,903,689. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

Weinberg & Company, P.A.

March 27, 2007
Los Angeles, California

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$618,654
Accounts receivable, net of allowance for doubtful accounts of $285,000	5,540,069
Prepaid expenses and other current assets	428,018
Total Current Assets	6,586,741

Property and Equipment - net of accumulated depreciation of $1,248,088	2,918,690
Restricted cash	911,168
Intangibles, net	1,191,217
Deferred financing fees	291,529
Deposits	147,742
Goodwill	946,119
TOTAL ASSETS	$12,993,206

(continued)

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,755,264
Accrued expenses	2,149,178
Accrued disposal costs	593,575
Payable to related party	824,783
Deferred rent	25,150
Current portion of financing agreement	1,017,048
Current portion of notes payable	125,432
Total Current Liabilities	8,490,430

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	2,050,588
Notes payable, net of current portion	1,704,892
Convertible Notes payable	601,161
Total Long-Term Liabilities	4,356,641
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, net of offering costs of $ 37,732, 8% dividend, liquidation, preference $1 per share, $.001 par value, 100,000,000 shares authorized, none issued and outstanding	-
Series B Convertible Preferred Stock, net of offering costs of $ 60,960, liquidation preference $1 per share, $.001 par value, 100,000,000 shares authorized, 2,480,500 shares issued and outstanding	2,481
Common stock, $.001 par value, 1,000,000,000 shares authorized, 5,920,408 shares issued and outstanding	5,920
Additional paid in capital	33,430,095
Accumulated deficit	(33,292,361)
Total Stockholders' Equity	146,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,993,206

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005

REVENUES	$21,760,569	$18,335,953
COST OF REVENUES	16,761,057	15,104,537
GROSS PROFIT	4,999,512	3,231,416

OPERATING EXPENSES	9,578,895	7,544,456

OPERATING LOSS	(4,579,383)	(4,313,040)
OTHER INCOME (EXPENSE):
Interest income	26,378	14,128
Interest and financing costs	(8,861,700)	(746,108)
Gain (Loss) on Disposal of Fixed Assets	(3,308)	-
Other non-operating income	105,968	154,792
Costs of abandoned acquisition	(4,653,029)	-

NET LOSS	(17,965,074)	(4,890,228)

Beneficial conversion feature on the series A convertible preferred stock	-	(157,414)
Dividend on Series A Preferred Stock on conversion term	(522,500)	-
Issuance of additional shares based on amended conversion price- Series A Preferred	(50,000)	-
Beneficial conversion feature on the series B convertible preferred stock	(955,040)	-
Dividend on Series B Preferred Stock on modification of conversion term	(491,100)	-
Preferred stock dividend	(21,871)	-
Net Loss applicable to common stockholders	$(20,005,585)	$(5,047,642)

CALCULATIONS OF NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss applicable to common stockholders	$(9.59)	$(5.85)

Weighted average shares of common stock outstanding	2,085,325	862,262

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Preferred Stock		Preferred Stock		Additional
	Common Stock		Series A		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2005	585,461	$585	-	$-	-	$-	9,221,455	$(8,239,134)	982,906

Issuance of common stock for cash	50,956	51					1,518,155		1,518,206

Issuance of Convertible Preferred Stock for Cash	-	-	250,000	212,628			-		212,628

Valuation of Warrants issued to finders	-						12,372		12,372

Beneficial Conversion Feature on preferred shares							157,414	(157,414)	-

Reverse Merger with Ultronics Acquisition	200,000	200					(200)		-

Issuance of Common Stock on exercise of warrants	53,666	54					575,571		575,625

Valuation of warrants and beneficial conversion feature on issued notes payable							180,974		180,974

Issuance of common stock for services	26,164	26					1,039,239		1,039,265

Issuance of common stock on conversion debt	13,539	14					405,955		405,969

Net loss for the year ended December 31, 2005								(4,890,228)	(4,890,228)

Balance, December 31, 2005	929,786	930	250,000	212,628	-	-	13,110,935	(13,286,776)	37,717

(continued)

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (continued)

			Preferred Stock		Preferred Stock		Additional
	Common Stock		Series A		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Valuation of warrants and beneficial conversion feature on issued notes payable							2,321,153		2,321,153

Beneficial Conversion Feature on May Convertible Notes							4,753,277		4,753,277

Issuance of Common Shares Related to Legal settlement with Shareholders	2,200	2					6,598		6,600

Issuance of Preferred Shares Related to Legal settlement with Shareholders					25,000	25	24,975		25,000

Beneficial Conversion Feature on Series B Preferred Issued related to Legal Settlement with Shareholder							30,000		30,000

Issuance of common stock on conversion of May convertible debt	3,168,852	3,169					4,750,108		4,753,277

Issuance of Series B convertible preferred stock					2,455,500	2,456	2,305,715		2,308,171

Beneficial Conversion Feature on Series B Preferred Shares							955,040	(955,040)	-

Deemed Dividend on modification of Series B Preferred Stock conversion term							491,100	(491,100)	-

Deemed Dividend on modification of Series A Preferred Stock conversion term							522,500	(522,500)	-

Conversion of Series A Preferred stock to common	166,667	167	(250,000)	(212,628)			212,461		-

Valuation of warrants on placement and advisory fees							1,247,144		1,247,144

Issuance of common stock for finders fee	8,235	8					209,992		210,000

Issuance of common stock for settlement of payable to related party	3,667	4					56,096		56,100

Issuance of additional shares based on amended conversion price- May Convertible Note	792,213	792					949,863		950,655

Issuance of additional shares based on amended conversion price- Series A Preferred	41,667	41					49,959	(50,000)	-
Preferred stock dividends								(21,871)	(21,871)

Issuance of common stock on conversion of debt	807,121	807					967,739		968,546

Valuation of warrants issued to induce conversion of notes payable							239,715		239,715

Stock compensation cost							225,725		225,725

Net loss for year 2006								(17,965,074)	(17,965,074)

Balance, December 31, 2006	5,920,408	$5,920	-	$-	2,480,500	$2,481	$33,430,095	$(33,292,361)	$146,135

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(17,965,074)	$(4,890,228)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	524,187	251,527
Amortization of intangible		8,898
Amortization of discount on notes	86,377	165,652
Value of stock and beneficial conversion feature related to legal settlement	61,600	-
Issuance of warrants for services	1,247,144	1,039,267
Beneficial conversion feature on issuance of convertible notes	4,753,277	-
Fair value of additional shares issued due to modification of convertible notes	950,655	-
Conversion of accrued interest to common stock	23,206	-
Valuation of warrants issued to induce conversion of notes payable	239,715	-
Fair value of vested options	225,725	-
Amortization of discount on convertible debt	680,450	-
Amortization of deferred financing fees	208,240	-
Gain on issuance of common shares for related party debt	(53,900)	-
Changes in assets and liabilities:
Accounts Receivable	(396,315)	(2,590,307)
Prepaid and other current assets	(51,866)	6,644
Supplies inventory	-	7,497
Accounts Payable	(165,659)	1,052,729
Payable to related party	224,783	(419,105)
Accrued interest on convertible notes	-	101,945
Accrued expenses and other liabilities	1,412,659	281,072
NET CASH USED IN OPERATING ACTIVITIES	(7,994,796)	(4,984,409)

INVESTING ACTIVITIES:
Acquisition, net of liabilities assumed	(1,500,000)	-
Increase in deposits and restricted cash	(433,091)	(34,773)
Increase in permits	-	(64,454)
Additions to property and equipment	(476,776)	(282,785)
NET CASH USED IN INVESTING ACTIVITIES	(2,409,867)	(382,012)

FINANCING ACTIVITIES
Net advances from notes payable- financing agreement	(1,094,780)	673,476
Issuance of notes payable and capital leases	350,746	1,367,021
Repayments of payable, investors notes	-	(125,076)
Payment of notes payable	(99,654)	(268,494)
Proceeds from issuance of notes	4,510,616	895,000
Proceeds from issuance of common stock	-	1,518,206
Proceeds from exercise of warrants	-	575,625
Proceeds from issuance of convertible preferred stock	2,308,171	225,000
Proceeds from issuance of convertible notes	4,753,277	-
Deferred financing fees	(416,930)	-
Advances from related parties	663,876	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,975,322	4,860,758

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570,659	(505,663)

Cash and cash equivalents at beginning of year	47,995	553,658

CASH AND CASH EQUIVALENTS AT END OF YEAR	$618,654	$47,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$294,309	$272,218

(continued)

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES :

Beneficial Conversion Feature on issuance of convertible notes	4,753,277	-
Value of warrants issued to lenders recorded as debt discount	$1,191,262	-
Value of beneficial conversion feature of notes issued recorded as debt discount	$932,168	$180,974
Value of beneficial conversion feature of preferred stock	-	$157,414
Valuation of warrants issued to advisors recorded as financing costs	$197,723	-
Conversion of related party debt of $110,000 into common stock valued at $56,100	$56,100	-
Issuance of common stock for financing costs	$210,000	-
Deferred financing cost included in payable to related party	$75,000	-
Value of warrants and beneficial conversion feature on convertible notes	$955,040	-

Fair value of additional shares issued based on modification of conversion price of Series A Preferred Stock	$50,000

Conversion of Preferred stock to common stock	$212,628

Conversion of Notes Payable to common stock	$968,546	$405,969

Accrual of Preferred Stock Dividend	21,871	-

Deemed dividend on modification of conversion term of Series A Preferred Stock	522,500	-

Deemed dividend on modification of conversion term of Series B Preferred Stock	491,100	-

Conversion of Notes Payable to common stock	4,753,277	-

See accompanying notes to the consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc (“GEM”), a Delaware Corporation in exchange for 630,481 shares of its class A common stock and as a result GEM became a wholly owned subsidiary of Ultronics Corporation. See Note 10.

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

At a special meeting of stockholders held on January 29, 2007, the Board of Directors was given the authority to amend the Certificate of Incorporation to increase the number of authorized common shares, $.001 par value, from 200,000,000 to one billion, to combine shares of the Company’s common stock to effect a one for 30 reverse stock split of the common stock and to increase the number of authorized preferred stock, $.001 par value, from 50,000,000 to 100,000,000. On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $0.001 per share, by a ratio of 1-for-30. All share and per share calculations and disclosures in this report have been retro-actively adjusted to reflect this reverse split as if it occurred at the beginning of the earliest period presented.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $17,965,074 and utilized cash in operating activities of $7,994,796 during the year ended December 31, 2006, and as of December 31, 2006 the Company had current liabilities exceeding current assets by $1,903,689. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity (see note 10). In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of an acquisition made by the Company during 2006. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of General Environmental Management, Inc., a Nevada corporation, and its wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation and General Environmental Management of Rancho Cordova, LLC. Inter-company accounts and transactions have been eliminated.

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

The Company’s trade receivables result primarily from removal or transportation of waste, and the concentration of credit risk is limited to a broad customer base located throughout the Western United States.

During the years ended December 31, 2006 and 2005, one customer accounted for approximately 14% and 24% of revenues, respectively. As of December 31, 2006, there was one customer that accounted for 22% of accounts receivable.

(e) Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit- financing agreement, due to related party, and convertible notes payable as of December 31, 2006 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying amounts of notes payable approximate fair value because the related effective interest rates on these instruments approximates the rates usually available to the Company.

(f) Cash

Cash in bank and short term investments with maturities fewer than thirty days are recorded as cash balances.

(g) Trade Receivables

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At December 31, 2006 trade receivables had a net balance in the amount of $5,540,069 net of an allowance of $285,000.

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

In accordance with the Company’s operating permit for the fully permitted Treatment, Storage, and Disposal Facility in Rancho Cordova, California , the Company is liable for certain costs involving the ultimate closure of the facility. These expenses include costs of decommissioning, remediation, and incremental direct administration costs to close the facility. The Company accounts for these costs based on SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying value of the related facility (long-lived asset). Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the facility. Upon settlement of the liability, a gain or loss will be recorded. The Company recorded asset retirement liabilities of $2,013 in 2006 and $2,013 in 2005.

(i) Goodwill And Intangible Assets

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

(j) Impairment of Long-Lived Assets

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

Year Ended
December 31,
2005
Net loss	$(5,047,642)
Less: stock based employee compensation expense determined
under the fair value method for all awards	(546,267)
Pro forma net loss	$(5,593,909)

Basic loss per weighted average share	$(5.85)
Pro forma Basic loss per weighted average share	$(6.49)

The fair value of options was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the periods indicated.

Year Ended
December 31, 2005
Dividend yield	--
Risk-free interest rate	3.69%
Expected volatility	46.94%
Expected life of options	8 years

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

These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2006 and 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2006 and 2005.

At December 31, 2006 and 2005, potentially dilutive securities consisted of convertible preferred stock and outstanding common stock purchase warrants and stock options to acquire an aggregate of 1,251,056 shares and 230,864 shares, respectively.

(o) Recent Accounting Pronouncements

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material effect on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

3. ACQUISITION

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M and assumed liabilities of $173,228, resulting in purchase price consideration of $1,673,228 which has been allocated as follows:

Property and Equipment	345,631
Intangibles - Customer Relationships	438,903
Intangibles - Licenses and Permits	27,090
Goodwill	861,614
Total	$1,673,238

To assist in determining the purchase price allocation, the Company employed an outside valuation expert. In order to prepare the valuations of Customer Relationships the independent valuation experts based the valuations on the following assumptions: the value of customer relationships was based on a 12 year useful life. The forecasted gross revenues and anticipated earnings before income tax margins for each subsidiary were provided by the Company. The Company prepared forecasts that reflected the anticipated revenues from each of the current customers of the subsidiaries over a ten year period. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present day value using discount rates of 12.45%, and a 40 % corporate tax rate.

Goodwill represents the excess of the purchase price of an acquired company over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The Company plans to complete the first impairment review of K2M in early 2007. There are no indicators of impairment at December 31, 2006.

The following sets out the pro forma operating results for the year ended December 30, 2006 and 2005 for the Company had the acquisition occurred as of January 1, 2005:

	Unaudited
	Year ended December 30,
	Pro Forma (Unaudited)
	2006	2005
Net sales	$22,278,944	$20,980,702
Cost of sales	17,024,391	16,448,210
Gross profit	5,254,553	4,532,492

Operating expenses	9,935,626	8,512,208
Operating loss	(4,681,073)	(3,979,716)
Other income (expense):
Interest income	26,378	14,128
Interest expense and amortization of deferred financing costs	(8,862,808)	(980,283)
Gain (Loss) on Disposal of Fixed Assets	(3,308)	-
Other non-operating income	105,968	154,792
Cost of abandoned acquisitions	(4,653,029)	-
PROFORMA NET LOSS	$(18,067,872)	$(4,791,079)

Proforma Loss per weighted average share, basic and diluted	$(7.27)	$(5.56)

4. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of December 31, 2006:

Land	$905,000
Building and improvements	1,058,500
Vehicles	1,029,305
Equipment and furniture	317,517
Warehouse equipment	818,292
Leasehold improvements	2,319
Asset retirement obligations	35,846
4,166,779
Less accumulated depreciation and amortization	1,248,089
Property and equipment net of accumulated depreciation and amortization	$2,918,690

Depreciation expense was $524,187 and $251,527 for the years ended December 31, 2006 and 2005 respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2006:

2006
Rancho Cordova - permits	$475,614
Prime acquisition - customers	400,422
K2M Acquisition - customers	438,903
K2M Acquisition - permits	27,090
Accumulated amortization	(150,812)
$1,191,217

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. In 2005, the Company incurred and capitalized legal costs of $64,453 to renew and expand this permit.

Customer relationships resulting from the Prime acquisition have been capitalized and are being amortized over eleven years, its expected actual life.

In March 2006, the Company acquired all of the issued and outstanding common stock of K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company. The Company allocated the excess of net assets acquired to customer relationships and permits and will amortize these amounts over twelve years.

Future annual amortization under these intangible assets at December 31, 2006 are as follows:

Year Ended December 31,	Amount
2007	$88,638
2008	88,638
2009	88,638
2010	88,638
2011	88,638
Thereafter	748,027
$1,191,217

Goodwill consists of the following at December 31, 2006:
Goodwill - Prime Acquisition	$84,505
Goodwill - K2M Acquisition	861,614
$946,119

6. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005 the Company incurred $525,000 and $611,126 respectively in fees for advisory services provided by General Pacific Partners (“GPP”), a company that owns approximately 13 % of the outstanding stock of GEM at December 31, 2006 and is operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. During the year ended December 31, 2006, as a part of this advisory agreement, the Company also issued 333,334 warrants, valued at $773,761, to purchase common stock at $1.20 per share. The company used the black scholes valuation model to determine the value of the warrants. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 93.49% and an expected term for the warrants of 6 years. The Company allocated the fees and warrant values to specific tasks outlined in the advisory agreement. This included $513,165 related to a proposed acquisition (Note 14), $319,730 related to the issuance of convertible notes and $465,871 related to general corporate matters.

As of December 31, 2006 the Company owed General Pacific Partners $270,000 for fees related to advisory services. These amounts due are unsecured, non- interest bearing and due on demand.

During the year ended December 31, 2006, General Pacific Partners made unsecured advances to the Company totaling $850,000. The proceeds were used for due diligence on a proposed capital raise and working capital until proceeds from the capital raise were received. The rate of interest on the advance is 10% per annum. The funds are due December 31, 2007. As of December 31, 2006, $300,000 of the advance had been repaid, and $550,000 remained outstanding.

During the year ended December 31, 2006, the Company converted $110,000 of amounts due to GPP for services in exchange for the issuance of 3,667 shares of the Company’s common stock. The shares issued were valued at the market price at the date of issuance, which resulted in a reduction in cost of $53,900 upon conversion that has been offset to operating expenses in the accompanying statement of operations.

On December 31, 2006 General Pacific Partners agreed to convert $851,558 in promissory notes and accrued interest into 709,632 shares of common stock in connection with this conversion. The Company issued 212,890 warrants to purchase common stock at $0.60 with an expiration date of December 31, 2008. As an inducement to convert these warrants were valued at $210,760 using the Black Scholes valuation model. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 161.56 % and an expected term for the warrants of 2 years.

7. SECURED FINANCING AGREEMENTS

Secured financing consists of the following notes payable to Laurus Master Fund at December 31, 2006 :

(a) Secured convertible Term Note	$1,575,757
Secured non- convertible Revolving Note	2,971,277
(b) Secured Short Term Note	289,776
Valuation Discount	(1,769,174)
3,067,636
Less current portion	(1,017,048)
Financing agreement, net of current portion	$2,050,588

(a) On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby the Company issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million; (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. The Company also agreed to pay out of the Loan proceeds $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction. The Company also incurred an additional $ 41,193 of closing costs for total closing costs of $326,193.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006 through February 25, 2009. The amount outstanding under this loan at December 31, 2006 was $1,575,757. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $25.50 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606 plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning at any one time more that 4.99% of our outstanding shares of common stock. The Company has agreed to make its best efforts to register all of the shares that are issuable upon conversion of the Note and exercise of the 107,267 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of December 31, 2006, the Company had outstanding borrowings of $2,971,277 against the line of credit.

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168. The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the year ended December 31, 2006 the Company amortized $680,451 of this amount which is included in interest expense in the accompanying statement of operations.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $552,000, of which $210,000 was paid through the issuance of 8,236 shares of our common stock. In addition, the Company issued these finders warrants to purchase 17,804 shares of common stock at a price of $26.10 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,653 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The fees paid to the finders and the value of the warrants issued to the finders in the aggregate amount of $749,653 have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. During the year ended December 31, 2006 the Company amortized $208,240 of this amount which is included in interest expense in the accompanying statement of operations.

(b) On August 10, 2006 we entered into a series of agreements with Laurus Master Fund, Ltd. to provide acquisition funding. A summary of the terms of the agreements is contained in our 8K Report filed on August 14, 2006. Subsequently, we entered into a definitive agreement to acquire PCI on August 15, 2006; however, we were not able to raise the additional capital required through the sale of our securities nor were we able to complete the acquisition of PCI. In accordance with the terms of the agreements, the Note proceeds were returned to Laurus. The balance due to Laurus on the Note was $289,776.11. On December 5, 2006 we executed a Second Amended and Restated Secured Term Note in the principal sum of $289,776.11, with a maturity date of June 7, 2007. The note bears interest at prime plus 3 ½% with monthly amortization payments of $48,296.02 per month, commencing on January 1, 2007.

Future annual maturities under these notes payable at December 31, 2006 are as follows:

Year Ended December 31,	Amount
2007	$1,017,048
2008	727,272
2009	3,092,490
2010	0
2011	0
Thereafter	0
$4,836,810

8. CONVERTIBLE NOTES PAYABLE

During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the TSDF located in Rancho Cordova, California. The notes are secured by substantially all of the assets of the Company and carry an interest rate of eight percent (8%) per annum and principal and interest are convertible at $30.00 per share into common stock. In addition, the note holders were issued warrants to purchase common stock. During the year ended December 31, 2005 the company repaid $120,000 of these notes and $295,000 of these convertible notes plus accrued interest of $29,282 had been converted to 10,810 shares of common stock. As of December 31, 2006, notes payable of $500,000 plus accrued interest of $101,159 remain outstanding. The notes were initially due September 29, 2005 but have been extended until June, 2008

At issuance of the Notes, the Company recorded an aggregate debt discount of $295,711 relating to the issuance of the warrants and the value of the beneficial conversion feature. As of December 31, 2004, $250,697 of this discount had been amortized and the remaining unamortized amount of the debt discount of $45,014 was amortized and reflected as interest expense during the year ended December 31, 2005.

9. LONG TERM DEBT

Long term debt consists of the following at December 31, 2006:

(a) Vehicle notes	$40,129
(b) Note Payable, Acquisition	176,076
(c) Notes Payable, Alliance	1,250,000
(d) Capital Lease obligations	275,840
(e) Equipment notes	124,738
1,866,783
Loan Discount	(36,459)
1,830,324
Less current portion	125,432
Notes payable, net of current portion	$1,704,892

(a) Various vehicle notes payable in monthly installments ranging from $443 to $469 including interest at rates ranging from 1.9% to 6.7%, through April 2010. The notes are secured by vehicles.

(b) The Company entered into two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc. The notes are secured by the assets purchased from the companies. Each seller was given a $220,000 note for an aggregate total of $440,000. The notes carry an interest rate of 14% and are due in monthly installments of $6,614 through August of 2009. As of December 31, 2006, $176,076 was due on these notes.

(c) On September 12, 2005, our wholly owned subsidiary, General Environmental Management of Rancho Cordova, LLC, (“GEM LLC”) entered into a $1.25 million secured, long-term financing arrangement with The Alliance Portfolio (the “2005 Loan”). The loan is secured by real estate.

The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008. The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. In no event will the interest rate be less than 12.99% per annum. In connection with obtaining the loan, the Company paid a $62,500 loan origination fee which is being amortized over the term of the loan.

(d) Capital lease obligations are for trucks and forklifts. The leased assets included in property and equipment total $275,840. The leases are payable in monthly installments ranging from $1,498 to $1,821 including interest at rates ranging from 13.75% to 15.0%, through June 2013.

(e) The equipment note is for equipment utilized by GEM Mobile Treatment Services. It requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment.

Future annual maturities under these notes payable at December 31, 2006 are as follows:

Year Ended December 31,	Amount
2007	$125,432
2008	1,389,573
2009	148,623
2010	95,709
2011	67,384
Thereafter	3,603
$1,830,324

10. STOCKHOLDERS’ EQUITY

Reverse Merger

On February 14, 2005 the Company acquired General Environmental Management, Inc. through its wholly owned subsidiary, Ultronics Acquisition Corp (UAC). Stockholders of General Environmental Management, Inc. received one share of Ultronics Corporation for each share of General Environmental Management, Inc. In addition, any outstanding warrants or options for General Environmental Management, Inc. were immediately converted into options or warrants for the purchase of Ultronics Corporation shares of Class A voting common stock. The total number of shares outstanding prior to the acquisition of General Environmental Management, Inc. were 200,000 for Ultronics and 630,481 shares for General Environmental Management, Inc. Immediately after the acquisition there were 830,481 shares outstanding of Ultronics Class A common stock.

Issuance of Common Stock

From February 2005 to March 2005, the Company issued twenty five convertible notes totaling $1,405,000. These notes were issued in lieu of common stock, as the Company did not have sufficient authorized shares available to issue the required shares of common stock. The notes carried an interest rate of eight percent (8%) per annum and, once the Company had, by vote of the shareholders, increased the authorized shares of common stock to 200 million shares, the notes were subject to mandatory conversion for principal and accrued interest into common stock. On March 15, 2005 the Shareholders of the company approved the increase in authorized shares by amendment and restatement of the Company’s Articles of Incorporation. As of April 2005 all notes, including $18,706 of accrued interest, had been converted into 47,456 shares of common stock. The issuance of these convertible notes has been characterized as an equity issuance by the Company, as the transaction was in essence a sale of common stock. The notes were attached with warrants to purchase shares of common stock for $37.50 per share of common stock, resulting in the issuance of 23,732 warrants with an exercise price of $37.50 and expiration dates through June 30, 2008.

During the year ended December 31, 2005, an additional 3,500 shares of the Company’s common stock were issued for cash of $94,500.

Warrants issued for Financing and advisory fees

During 2006, the Company issued 523,327 warrants valued at $1,247,144 for financing and advisory fees as follows:

Pursuant to advisory agreements with General Pacific Partners LLC relating to raising of convertible debt, a proposed acquisition agreement and general corporate matters, the Company issued 333,334 warrants to purchase common stock at $1.20 with a term of seventy two (72) months. The value of these warrants was calculated at $773,761.The value of this warrant was allocated to specific services performed (see Note 6). For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 125% and an expected term for the warrants of 6 years.

Pursuant to advisory agreements with Ascendiant Securities LLC relating to raising of 2006 May convertible notes, the Company issued 189,993 warrants to purchase common stock at $1.20 with a term of sixty months (60) months. The value of these warrants was calculated at $473,383 and was accounted for as additional interest expense ( see May 2006 convertible notes). For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 138% and an expected term for the warrants of 5 years.

Issuance of Common Stock for conversion of debt during 2005

The Company issued $80,000 of convertible promissory notes during the second quarter of 2005. The notes carried an interest rate of ten percent (10%) per annum and provided, at the option of the investor or of the Company at any time prior to the maturity date, for conversion of the principal amount of the note into the Company’s common stock with warrants to purchase shares of the Company’s common stock at a price of $37.50 per share. On June 30, 2005 the Company compelled the conversion of all notes, including $1,694 of accrued interest, into 2,723 shares of common stock and issued 1,362 warrants with an exercise price of $37.50 and an expiration date of June 30, 2008. In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was considered to be interest expense. As such, the Company recorded $28,000 as a debt discount related to this beneficial conversion feature. The Company used the Black Scholes valuation model and determined that the value of the warrants issued was $13,667, and recorded such amount as a debt discount. During the year ended December 31, 2005, the company recognized the aggregate amount of the recorded debt discount of $41,667 as interest expense related to the accretion of the debt discount up to the date of conversion.

During the year ended December 31, 2005 the Company also converted several notes totaling $295,000 of principal and $29,454 of interest into 10,816 shares of common stock at the request of three shareholders. The notes carried an interest rate of eight percent (8%) per annum and provided, at the option of the investor, for conversion of the principal amount of the note into the Company’s common stock with warrants to purchase shares of common stock for $37.50 per share of common stock.

May 2006 Convertible Notes

In May, 2006, the Board of Directors authorized the private placement sale to accredited investors of up to $10 million in convertible notes (the (May Convertible Notes"). Each one dollar of principal of the May Convertible Notes was convertible into 10 shares of the Company's Common Stock. The May Convertible Notes were convertible at the Company's option at any time. The May Convertible Notes were unsecured and carried an interest rate of eight percent (8%) per annum and were due within one year. From May 2006 to August 2006, the Company issued one hundred twenty nine of these convertible notes totaling $4,753,277. On August 9, 2006 the Board of Directors authorized a modification in the terms of the May Convertible Notes so that each one dollar of principal of the May Convertible Note was convertible into 20 shares of Common Stock. The Company determined that the difference between the conversion price and the Company's stock price on the date of issuance of the notes gave rise to a beneficial conversion feature of $4,753,277, and recorded such amount as interest expense and an increase to paid in capital.

On August 31, 2006, the total balance of the convertible notes was converted into 3,168,852 shares of common stock. On December 18, 2006 the Board of Directors determined that as a result of the Company now offering to investors shares of common stock at the equivalent of $0.04 per share, it would be fair and equitable for the Company to issue to the investors who had purchased May Convertible Notes, an amount of shares of common stock so that they will have paid the equivalent of $0.04 per share. This resulted in the issuance of 792,213 shares of common stock. The additional 792,213 shares of Common Stock were valued at $950,655 and the amount was recognized as additional interest expense.

In connection with the sale of these notes, the Company entered into a Placement Agent Agreement with Ascendiant Securities LLC ("Ascendiant") pursuant to which Ascendiant received a commission of 6% of all monies received by us, aggregating $227,992 and a number of warrants that was equal to 6% of the number of shares into which the May Convertible Notes are convertible, aggregating 189,993 warrants. The company used the black scholes valuation model and determined that the value of the warrants issued to the placement agent was $473,383. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 138% and an expected term for the warrants of 5 years. Also in conjunction with the placement of these notes, advisory fees of $108,000 in cash and $211,730 relating to the valuation of warrants issued to related party were allocated to the notes (see Note 6). Upon conversion of the notes to common stock, the aggregate amount of these fees of $1,021,105 was reflected as interest cost.

Issuance of Common Stock for conversion of debt during 2006

On December 31, 2006 General Pacific Partners LLC, a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, and Greg Olafson, a stockholder, agreed to convert $968,545 in loans and accrued interest into 807,121 shares of common stock. In connection with the conversions, the Company issued 242,137 warrants to purchase common stock with an exercise price of $0.60 and an expiration date of December 31, 2008 as an inducement to convert. The Company used the Black Scholes valuation model and determined that the value of the warrants issued was $239,715, and recorded such amount as interest expense. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 161.56% and an expected term for the warrants of 2 years.

Common Stock for Services

During 2005, 90 shares of the Company’s common stock valued at $4,794 were issued in exchange for legal services. The shares were valued based on fair value of our common stock on the date of issuance.

During 2005, 26,074 shares of common stock valued at $1,034,471 were issued to General Pacific Partners for advisory fees due them (See Note 6). The shares were valued at the fair market value at the time of issuance.

During the first quarter of 2006 the Company issued 3,667 shares of common stock valued at $56,100 to General Pacific Partners in settlement of $110,000 of accounts payable due to them, resulting in a gain on settlement of $53,900. See Note 6, Related Party Transactions.

As part of the fee arrangement related to the secured financing agreement (See Note 6), the Company issued 8,236 shares of common stock valued at $210,000 to its financial advisor.

As part of a legal settlement with a shareholder, the Company issued 2,200 shares of common stock valued at $6,600. Additionally, the Company issued 25,000 shares of Series B Convertible Preferred Stock valued at $25,000 and recorded a beneficial conversion feature of $30,000 in connection with the settlement.

Preferred Stock.

Series A Preferred Stock

During the year ended December 31, 2005, the Company raised $225,000 (net of offering costs of $25,000) through the issuance of 250,000 units of Series A convertible preferred stock related to a Private Placement Memorandum . The stock has a dividend rate of 8%. During the year ended December 31, 2006, $21,871 was accrued as a dividend and charged to net loss attributed to common shareholders. Warrants to acquire 25,000 shares of common stock valued at $12,372 were issued as commissions for the placement of the Series A - Preferred Stock.

Each unit consisted of one share of Series A Convertible Preferred Stock convertible into one share of common stock beginning one year after the Company accepts a subscription to the units, with an annual dividend on each share of Series A Convertible Preferred Stock of $0.08, payable annually, and, one half (1/2) of a redeemable warrant with each whole warrant entitling the holder to purchase one share of the Company’s common stock at an exercise price of $1.25, subject to adjustment, for a period of forty eight (48) months beginning one year from the date the Company accepts a subscription agreement to the units. Based upon the existence of these conversion features and the warrants issued, the Company determined that a beneficial conversion feature of $157,414 was required to be recorded as of the date of issuance and has been accounted for as an adjustment to capital and to net loss attributed to common shareholders during the year ended December 31, 2005.

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

During the third quarter of 2006, the Board of Directors voted to adjust the conversion rate from one share of common stock to twenty shares of common stock. Based upon this modification, the Company determined that a charge of $522,500 was required to capital and to net loss attributed to common shareholders. At September 30, 2006, all 250,000 shares of Series A Convertible Preferred Stock were converted into 166,667 shares of common stock.

Series B preferred stock

During the period September 1, 2006 to December 5, 2006, the Company raised $2,308,171 (net of offering costs of $147,330) through the issuance of 2,455,500 units of Series B convertible preferred stock. Each unit consists of one share of Series B Convertible Preferred Stock convertible into .67 shares of common stock. The stock has a par value of $.001 per share, participates on the same basis with common shareholders related to receipt of dividends, and shall have voting rights equal to the number of shares into which each share of Series B Preferred Stock is convertible. The proceeds were used to provide working capital funding. Based upon the existence of these conversion features, which provides mandatory conversion at the option of the Company of one share of Series B Convertible Preferred Stock convertible into .67 shares of common stock, the Company determined that a beneficial conversion feature of $955,040 was required to be recorded as of the date of issuance and has been accounted for as an adjustment to capital and to net loss attributed to common shareholders during the year ended December 31, 2006.

On December 18, 2006 the Board of Directors determined that as a result of the Company now offering to investors shares of common stock at the equivalent of $0.04 per share, it would be fair and equitable for the Company to change the conversion price of the Series B Convertible Preferred Stock from $0.05 to $0.04 per share, which will result in the issuance of 413,417 shares of common stock upon conversion. The modification of this feature of the Series B Convertible Preferred Stock created a dividend of $491,100 which was reflected as an adjustment to net loss available to common stockholders at December 31, 2006.

In addition, 122,778 warrants, valued at $197,936 using the Black Scholes valuation model were issued as commissions for the placement of the Series B - Preferred Stock. These warrants were not accounted for by the Company as there would not have been any net effect to paid in capital.

11. STOCK OPTIONS AND WARRANTS

Stock Options

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 88,117 shares. The Board of Directors of the Company granted a total of 66,284 options to 86 employees and to two consultants. The exercise price for the options ranged between $30.00 and $48.00, the market value of the stock at the date of the grant.

On April 1, 2006 the Company granted 3,334 options to employees. The exercise price for these options is $25.80, the market value of the stock at the date of the grant.

On July 1, 2006 the Company granted 9,253 options to employees. The exercise price for these options is $6.60, the market value of the stock at the date of the grant.

The Company issues stock options to employees, directors and consultants under the 2005 Stock Option Plan. Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant. Stock option activity for the years ended December 31, 2006 and 2005 was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2005	-	-
Options granted	66,284	30.00
Options exercised	-	-
Options cancelled	(10,267)	31.50
Options, December 31, 2005	56,017	31.80
Options granted	12,587	11.70
Options exercised	-	-
Options cancelled	(1,537)	22.50
Options, December 31, 2006	67,067	$28.20
Options exercisable, December 31, 2006	46,138	$29.67

The options had no intrinsic value at December 31, 2006.

Options outstanding at December 31, 2006 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total options outstanding	Weighted average remaining life in years	Total weighted average exercise price	Options exercisable	Exercisable weighted average exercise price
$ 30.00	45,017	6.2	$ 30.00	38,483	$ 30.00
48.00	133	6.3	48.00	60	48.00
39.00	9,334	6.5	39.00	4 ,200	39.00
35.10	550	6.8	35.10	220	35.10
25.80	3,333	7.3	25.80	1,000	25.80
6.60	8,700	7.6	6.60	2,175	6.60
$6.60-$48.00	67,067	6.48	$ 28.20	46,138	$ 29.67

The total stock based compensation expense for the year ended December 31, 2006 was $225,725. The value of the unvested options to employees that will be amortized over future periods was $289,582 at December 31, 2006. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Year Ended December 31, 2006
Dividend yield	--
Risk-free interest rate	3.69%
Expected volatility	44.5%
Expected life of options	8.0 years

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock, the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company’s stock on the same terms as issued. As of December 31, 2006 there were 1,183,989 warrants outstanding with exercise prices ranging from $0.60 to $120.00 per share of common stock, and expiration dates through September of 2013.

	Warrants	Range of Exercise Prices	Intrinsic Value
Warrants, January 1, 2005	204,348	$30.00-$120.00	-
Warrants granted	59,900	$30.00-$37.50
Warrants exercised	(53,667)	$3.00-$37.50	-
Warrants expired	(35,734)	$30.00-$30.00	-
Warrants outstanding, December 31, 2005	174,847	$30.00-$120.00	-
Warrants granted	1,013,309	$0.60-$26.10	145,282
Warrants exercised	-	-	-
Warrants expired	(4,167)	$30.00-$30.00	-
Warrants outstanding, December 31, 2006	1,183,989	$0.60-$120.00	145,282

Warrants outstanding at December 31, 2006 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total warrants outstanding	Weighted average remaining life in years	Total weighted average exercise price	Warrants exercisable	Exercisable weighted average exercise price
$ 120.00	1,556	1.67	$ 120.00	1,556	$ 120.00
90.00	1,556	1.67	90.00	1,556	90.00
60.00	4,889	0.93	60.00	4,889	60.00
37.50	138,823	0.79	37.50	138,823	37.50
30.00	23,858	1.70	30.00	23,858	30.00
26.10	125,070	6.17	26.10	125,070	26.10
1.20	646,101	5.27	1.20	646,101	1.20
0.60	242,136	2.00	0.60	242,136	0.60
$0.60-$120.00	1,183,989	4.07	$9.06	1,183,989	$9.06

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its warehouse and office facility and certain equipment under separate non-cancelable operating lease agreements. Under terms of each of the leases, the company pays the cost of repairs and maintenance.

Future minimum lease commitments under these leases at December 31, 2006 are as follows:

Year Ended December 31,	Amount
2007	$692,671
2008	614,634
2009	550,627
2010	560,334
2011	298,375
Thereafter	116,974
$2,833,615

Rent expense for the years ending December 31, 2006 and 2005 was $647,376 and $843,464 respectively.

ENVIRONMENTAL

The Company is regulated as a hazardous waste transporter and TSDF operator and is subject to various stringent federal, state, and local environmental laws and regulations relating to pollution, protection of public health and the environment, and occupational safety and health. The Company is subject to periodic inspection by the Department of Toxic Substance Control, DOT, and EPA. The Company has not been subject to any contingencies pursuant to any environmental law or regulation.

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

Upon acquisition of General Environmental Management of Rancho Cordova, LLC in June 2004, the Company continued that subsidiary’s implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement which became effective January 1, 2003, requires that a fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. On an annual basis the liability to fulfill the retirement obligation is required to be reviewed and adjusted if necessary. Management’s review of the liability in 2006 determined no adjustment was necessary.

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
The Company has a cash deposit of $592,221 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

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

13. INCOME TAXES

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at December 31;

	2006	2005
Deferred tax asset, net operating loss	$7,516,674	$4,363,661
Less valuation allowance	(7,516,674)	(4,363,661)
Net deferred tax asset	$-	$-

As of December 31, 2006 and December 31, 2005, the Company had federal net operating loss carry forwards of approximately $22,107,864 and $12,834,298, respectively, expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2006 and 2005.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)
Increase in the valuation allowance	34.0	34.0
Efective rate	-	-

NOTE 14. COSTS OF ABANDONED ACQUISITION

During the year, the Company entered into a definitive agreement to acquire Pollution Control Industries (PCI), for a proposed purchase price of $35,000,000. As part of the agreement, the Company advanced PCI $2,375,000 of non refundable deposits and break up fees. To facilitate part of the funding of the acquisition, on August 10, 2006 the Company entered into a series of agreements with Laurus Master Fund, Ltd. to provide acquisition funding and paid to Laurus a $1,190,000 finance fee. The Company also incurred approximately $767,000 in other costs related to the acquisition consisting of legal and advisory fees, as well as $321,000 related to the issuance of warrants to a related entity for advisory fees. The warrants were valued using the Black Scholes model and the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 125% and an expected term for the warrants of 6 years. In total, the Company incurred approximately $4,653,000 related to this acquisition.

The Company was not able to raise the capital required to fund the acquisition, and it was not able to complete the acquisition of PCI as contemplated. As such, the $4,653,000 of costs incurred has been recognized as a loss on abandoned projects during the year ending December 31, 2006.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 16, 2005, General Environmental Management, Inc. (the "Company") dismissed Smith & Company as its independent certified public accountants. The decision was approved by the Board of Directors of the Company.

The reports of Smith & Company on the Company's financial statements as of December 31, 2004 and for the year ended December 31, 2004 and as of December 31, 2003 and for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and was not modified for uncertainty, audit scope, accounting principles including the ability to continue as a going concern. During the years ended December 31, 2003 and December 31, 2004 and through the subsequent interim period preceding the dismissal, there were no disagreements with Smith and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Smith & Company would have caused Smith & Company to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

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

ITEM 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Name	Age	Position
Timothy J. Koziol	53	Chief Executive Officer, Chairman and Director
Brett M. Clark	55	Chief Financial Officer, Vice President Finance
James P. Stapleton	47	Director
Clyde E. Rhodes, Jr.	43	Chief Compliance Officer, VP of Technical Services, Secretary and Director

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

Brett M. Clark. Mr. Clark joined GEM in June 2005 as the Chief Financial Officer. Prior to joining GEM, Mr. Clark was the Vice President, Treasurer and Chief Financial Officer for Day Runner, Inc., a privately held consumer products distribution company where he was responsible for the restructuring of the finance, information technology, and accounting functions in the company’s turnaround. Mr. Clark has been the Chief Financial Officer for Tru Circle Corporation, Adams Rite Aerospace, Inc. and Chapman University. Prior to these companies, Mr. Clark was Group Controller for Fleetwood Enterprises, a publicly traded Fortune 500 manufacturing company and Corporate Controller and Assistant Secretary for Air Cal, Inc., a publicly traded airline. Prior to work in publicly traded firms and private enterprises, Mr. Clark worked for Deloitte & Touche, a “Big 4” CPA firm. He has a Bachelor of Science in Accounting from the University of Southern California and became a CPA in the State of California in 1975.

Clyde E. Rhodes, Jr. Mr. Rhodes serves as Chief Compliance Officer, VP of Technical Services, Secretary and a Director of the Company. Mr. Rhodes joined GEM’s predecessor, HazPak Environmental Services, Inc. (“HES”), in 2000. Before joining HES, he was the Hazardous Waste Program Manager for the Metropolitan Water District of Southern California for more than nine years. Mr. Rhodes has been in the environmental industry for a total of more than 15 years developing environmental management programs, performing environmental audits and assisting public and private entities in meeting the myriad of state and federal environment control laws and regulations. Mr. Rhodes is a founding member of the Joint Utilities Vendor Audit Consortium established by west coast utilities (Edison, LA Department of Water and Power, Southern California Gas, PG&E, Salt River Project, and the Arizona Public Service Utility) to audit hazardous waste facilities throughout the country. Mr. Rhodes possesses a Bachelor of Science Degree in Chemical Engineering from Louisiana Tech University. Mr. Rhodes has the certificate of Engineer-In-Training and received registration as a Registered Environmental Assessor in the State of California in 1994.

AUDIT COMMITTEE

The Audit Committee, which held 3 meetings during fiscal year 2006, recommends the selection of independent public accountants, reviews the scope of approach to audit work, meets with and reviews the activities of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-KSB Annual and 10-QSB interim reports.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 10. Executive Compensation

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended December 31, 2006. We refer to these individuals as our named executive officers.

The total compensation for the three fiscal years ended December 31, 2006 of Timothy J. Koziol, our Chief Executive Officer, Brett M. Clark, our Chief Financial Officer, and Clyde E. Rhodes, Jr.,our Secretary is set forth below in the following Summary Compensation Table.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Other Annual Compensation ($) (2)	All Other Compensation ($)

Timothy J. Koziol	2006	203,075	25,000	-0-	-0-
	2005	204,194	10,000	-0-	-0-
	2004	186,401	-0-	-0-	-0-

Brett M. Clark	2006	147,950	-0-	-0-	-0-
	2005	81,710	10,000	71,920	-0-
	2004	-0-	-0-	-0-	-0-

Clyde E. Rhodes, Jr.	2006	110,973	-0-	-0-	-0-
	2005	103,393	10,000	-0-	-0-
	2004	85,361	-0-	-0-	-0-

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

Option Grants in Last Fiscal Year

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (the plan). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 88,117 shares of common stock. Immediately following the approval of the plan the Board of Directors of General Environmental Management, Inc. of Delaware granted a total of 56,017 options to 68 employees and to two consultants. The exercise price for the options was $30.00 per share. General Environmental Management, Inc. of Delaware was not a publicly traded company at the time of the award but the Board determined that $30.00 was the fair market value at that time. Under the terms of the agreement and plan of merger the options became exercisable into the same number of shares in the Company’s stock.

During 2005, the Company awarded 6,667 options to our Chief Executive Officer and 6,667 options to our Chief Financial Officer at exercise prices of $30.00 and $39.00 respectively. On April 1, 2005 the Company’s Board of Directors authorized the issuance of 200 options to three employees.  The exercise price for the options was $49.50 per share and was based on the closing market price on the date of issuance.  On July 1, 2005 the Company’s Board of Directors authorized the issuance of 9,434 options to eight employees.  The exercise price for the options was $39.00 per share and was based on the closing market price on the date of issuance.  On October 1, 2005 the Company’s Board of Directors authorized the issuance of 600 options to five employees.  The exercise price for the options was $35.10 per share and was based on the closing market price on the date of issuance.

Aggregate Option Exercises in Last Fiscal Year And Fiscal Year End Option Values

There were no option exercises by our executive officers during fiscal 2006.

Employment Contracts and Termination of Employment Agreements

None.

Limitations on liability and indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors’ and officers’ insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders....................................................................................	67,067	$28.20	21,049

On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $0.001 per share, by a ratio of 1-for-30. All share and per share calculations and option shares have been retro-actively adjusted to reflect this reverse split as if it occurred at the beginning of the earliest period presented.

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (“The Plan”). The Plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 88,116 shares.

During 2005, the Board of Directors of General Environmental Management, Inc. granted to employees and to two consultants a total of 66,283 options and cancelled 10,267 options. The exercise price for the options was the market value of the stock at the date of the grant. The weighted average exercise of the options at December 31, 2005 was $31.80 per share.

During 2006, the Board of Directors of General Environmental Management, Inc. granted to employees a total of 12,587 options and cancelled 1,537 options. The exercise price for the options was the market value of the stock at the date of the grant. The weighted average exercise price of the options at December 31, 2006 was $28.20 per share.

PRINCIPAL STOCKHOLDERS

The following table sets forth those stockholders who beneficially own 5% or more of the common stock of the Company, the common stock ownership of the directors and executiveofficers, and the stock ownership of the directors and executive officers as a group:

Name	No. of Shares owned	% of Stock Outstanding (1)
Kevin P. O’Connell(2) 660 Newport Center Drive, Suite 720 Newport Beach, CA 92660	1,345,424 (3)	23%
Timothy J. Koziol 3191 Temple Ave., Suite 250 Pomona CA 91768	18,669 (4)	.3%
Clyde Rhodes 3191 Temple Ave., Suite 250 Pomona CA 91768	13,335.2%
James Stapleton 3191 Temple Ave., Suite 250 Pomona CA 91768	1,058.02%
Brett M. Clark 3191 Temple Ave., Suite 250 Pomona CA 91768	2,667(5)	.04%
Directors and Officers as a Group	35,729.6%

(1)	Based upon 5,920,408 shares outstanding.
(2)	Kevin P. O’Connell is the Managing Member of Billington Brown Acceptance, LLC and General Pacific Partners, LLC.
(3)	Includes warrants to purchase 567,968 common shares at an exercise prices ranging from $1.20 to $37.50.
(4)	Includes 5,334 options to purchase common stock at $30.00 per share.
(5)	Includes 2,667 options to purchase common stock at $39.00 per share.

ITEM 12. Certain Relationships and Related Transactions

During the years ended December 31, 2006 and 2005 the Company incurred $525,000 and $611,126 respectively in fees for advisory services provided by General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. During the year ended December 31, 2006, as a part of this advisory agreement, the Company also issued 333,334 warrants, valued at $802,902, to purchase common stock at $1.20 per share. The company used the black scholes valuation model to determine the value of the warrants. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 93.49% and an expected term for the warrants of 6 years. The Company allocated the fees and warrant values to specific tasks outlined in the advisory agreement. This included $513,165 related to the proposed acquisition, $319,730 related to the issuance of convertible notes and $465,871 related to general corporate matters.

As of December 31, 2006 the Company owed General Pacific Partners $270,000 for fees related to advisory services. These amounts due are unsecured, non- interest bearing and due on demand.

During the year ended December 31, 2006, General Pacific Partners made unsecured advances to the Company totaling $850,000. The proceeds were used for due diligence on a proposed capital raise and working capital until proceeds from the capital raise were received. The rate of interest on the advance is 10% per annum. The funds are due December 31, 2007. As of December 31, 2006, $300,000 of the advance had been repaid, and $550,000 remained outstanding.

During the year ended December 31, 2006, the Company converted $110,000 of amounts due to GPP for services in exchange for the issuance of 3,667 shares of the Company’s common stock. The shares issued were valued at the market price at the date of issuance, which resulted in a reduction in cost of $53,900 upon conversion that has been offset to operating expenses in the accompanying statement of operations.

On December 31, 2006 General Pacific Partners agreed to convert $851,558 in promissory notes and accrued interest into 709,632 shares of common stock in connection with this conversion. The Company issued 212,890 warrants to purchase common stock at $0.60 with an expiration date of December 31, 2008. As an inducement to convert these warrants were valued at $210,760 using the Black Scholes valuation model. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 161.56 % and an expected term for the warrants of 2 years.

PART IV

ITEM 13. Exhibits

The following are exhibits filed as part of GEM's Form 10KSB for the year ended December 31, 2006:

Exhibits

Exhibit 2.1
Plan of purchase, sale, reorganization, arrangement, liquidation, or succession - Acquisition of General Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

Exhibit 2.2	Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

Exhibit 22.1	Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

Exhibit 22.2	Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

Exhibit 31.1	CEO Certification - Page 1

Exhibit 31.2	CFO Certification - Page 1

Reports on Form 8-K

1.	Report of Acquisition or Disposition of Assets; filed with the commission on 2/18/05

2.	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; filed with the commission on 3/4/05

3.	Amendments to Articles of Incorporation or Bylaws; filed with the commission on 3/23/05.

4.	Financial Statements and Exhibits of businesses acquired; filed with the Commission on 5/6/05

5.	Unregistered Sales of Equity Securities; filed with the Commission on 5/16/05

6.	Disclosure of Change in the Registrant’s Certifying Accountant; filed with the commission on 5/20/05

7.	Amended Filing of Disclosure of Change in the Registrant’s Certifying Accountant; filed with the commission on 6/1/05

8.	Disclosure of Departure of Directors or Principal Officers; filed with the commission on 6/17/05

9.	Unregistered Sales of Equity Securities; filed with the Commission on 7/5/05

10.	Disclosure of Departure of Directors or Principal Officers; filed with the commission on 8/8/05

11.	Disclosure of Risk Factors for the company, Proforma Financial Statements and Exhibits for the year end December 31, 2003 and December 31, 2004; filed with the Commission on 8/19/05

12.	Creation of Direct Financial Obligation, Secured loan on real estate related to Rancho Cordova Facility; filed with the Commission on 9/30/05

13.
Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities related to a secured convertible term note and a non-convertible revolving note along with warrants to purchase common stock; filed with the Commission on March 6, 2006.

14.	Entry into a Material Definitive Agreement and Acquisition of Assets related to the purchase of K2M Mobile Treatment Services; filed with the Commission on March 16, 2006.

15.	Entry into a Material Definitive Agreement and completion of acquisition or disposition of assets, unregistered sales of equity securities; filed with the commission on August 14, 2006.

16.	Results of Operations & Financial conditions, Financial Statements and Exhibits; filed with the commission on August 15, 2006.

17.	Entry into a Material Definitive Agreement to acquire Pollution Control Industries and all of the membership interest of Thunderbird LLC; filed with the commission on August 16, 2006.

18.	Unregistered Sales of Equity Securities; filed with the commission on September 6, 2006.

19.	Entry into a Material Definitive Agreement and Stock Purchase agreement with K2M Mobile Treatment Services; filed with the commission on September 25, 2006.

20.	Termination of Material Definitive Agreement ; filed with the commission on December 8, 2006.

ITEM 14. Principal Accountant Fees and Services

Independent Auditor Fees

Fees for professional services provided by GEM’s independent auditors, Weinberg & Company, for the years ended December 31, 2006 and 2005 are as follows:

Fees	2006	2005
Audit fees	175,858	135,304
Audit related fees	44,824	111,508
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total fees	220,682	246,812

Audit fees consist of fees related to GEM’s year end financial statements and review of GEM’s quarterly reports on Form 10QSB. Audit related fees principally include audits in connection with the acquisitions completed during 2006 and 2005.

It is the policy of GEM’s audit committee to approve all engagements of GEM’s independent auditors to render audit or non-audit services prior to the initiation of such services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: April 13, 2007	By:	/s/ Timothy J. Koziol
Timothy J. Koziol President, CEO and Chairman of the Board of Directors

Date: April 13, 2007	By:	/s/ Brett M. Clark
Brett M. Clark Vice President Finance, Chief Financial Officer