Form 10QSB
period 2007-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2007-05-21
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from: ____________________to____________________

Commission File No. 33-55254-38

General Environmental Management, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	87-0485313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3191 Temple Ave., Suite 250, Pomona CA 91768
(Address of principal executive offices and Zip Code)

(909) 444-9500
(Issuer’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2007
$0.001 PAR VALUE COMMON STOCK	9,767,147 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash in bank	$131,087	$618,654
Accounts receivable, net of allowance for doubtful accounts of $278,210 and $285,000,respectively	5,410,618	5,540,069
Prepaid expenses and other current assets	864,922	428,018
Total Current Assets	6,406,627	6,586,741

Property and Equipment - Net of accumulated depreciation $1,398,002 and $1,248,088, respectively	3,623,096	2,918,690
Restricted cash	1,155,270	911,168
Intangibles, net	1,169,060	1,191,217
Deferred financing fees	229,053	291,529
Deposits	257,632	147,742
Goodwill	946,119	946,119
TOTAL ASSETS	$13,786,857	$12,993,206

(Continued)

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,466,392	$3,755,264
Accrued expenses	2,336,576	2,149,178
Accrued disposal costs	609,429	593,575
Payable to related party	1,097,069	824,783
Deferred rent	29,213	25,150
Current portion of notes payable	208,864	125,432
Current portion of financing agreement	920,340	1,017,048
Total Current Liabilities	8,667,883	8,490,430

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	2,120,739	2,050,588
Notes payable, net of current portion	2,312,853	1,704,892
Convertible Notes payable	500,000	601,161
Total Long-Term Liabilities	4,933,592	4,356,641

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock, net of offering costs of $ 60,960, liquidation preference $1 per share, $.001 par value,
100,000,000 shares authorized, none and 2,480,500 shares issued and outstanding	-	2,481
Common stock, $.001 par value, 1,000,000,000 shares authorized, 9,767,147 and 5,920,408 shares issued and outstanding	9,767	5,920
Additional paid in capital	38,049,879	33,430,095
Accumulated deficit	(37,874,264)	(33,292,361)
Total Stockholders' Equity	185,382	146,135
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,786,857	$12,993,206

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006

REVENUES	$6,317,380	$3,647,918

COST OF REVENUES	5,076,337	2,788,369

GROSS PROFIT	1,241,043	859,549

OPERATING EXPENSES	5,066,540	1,751,277

OPERATING LOSS	(3,825,497)	(891,728)

OTHER INCOME (EXPENSE):
Interest income	8,466	5,348
Interest and financing costs	(798,852)	(286,257)
Other non-operating income	33,980	29,986

NET LOSS	$(4,581,903)	$(1,142,651)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:

Net loss applicable to common shareholders	$(.62)	$(1.22)
Weighted average shares of common stock outstanding, basic and diluted	7,442,046	936,167

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	5,920,408	$5,920	2,480,500	$2,481	$33,430,095	$(33,292,361)	$146,135

Issuance of common stock for cash	1,156	1			1,887		1,888

Issuance of common stock on conversion of preferred stock	2,067,106	2,067	(2,480,500)	(2,481)	414		-

Issuance of common stock on conversion of accrued expenses	377,308	378			451,224		451,602

Issuance of common stock on conversion of notes payable to related entity	624,712	625			749,022		749,647

Issuance of common stock for settlement of payable to related entity	184,874	185			219,815		220,000

Issuance of common stock pursuant to advisory agreement	426,500	426			507,109		507,535

Issuance of common stock on conversion of interest on notes payable	165,083	165			196,607		196,772

Valuation warrants issued to related entity as inducement to convert debt to
equity					162,932		162,932

Valuation expense on modification of warrant terms with related entity					136,082		136,082

Stock compensation cost for value of vested options					489,269		489,269

Valuation of warrants issued in connection with advisory fee agreement					357,750		357,750

Valuation of warrants issued in connection with conversion of debt					62,163		62,163

Valuation of warrants issued in connection with conversion of interest					36,865		36,865

Valuation of warrants issued for consulting services					1,248,645		1,248,645

Net loss for the three months ended March 31, 2007						(4,581,903)	(4,581,903)
Balance, March 31, 2007	9,767,147	$9,767	-	$-	$38,049,879	$(37,874,264)	$185,382

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(4,581,903)	$(1,142,651)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	172,073	91,626
Amortization of discount on notes	5,208	5,208
Fair value of vested options	489,269	47,439
Issuance of warrants and common shares for services	2,294,104	-
Conversion of accrued interest to common stock	48,022	-
Amortization of discount on convertible debt	204,135	99,104
Amortization of deferred financing fees	62,476	25,381
Valuation of warrants to induce conversion of notes payable	118,840	-
Valuation of warrants to induce conversion of interest payable	99,029	-
Gain on issuance of common shares for accounts payable		(53,900)

Changes in assets and liabilities:
Accounts Receivable	129,451	1,351,963
Prepaid and other current assets	(436,905)	(94,374)
Accounts Payable	(288,872)	(1,348,365)
Accrued interest on convertible notes	47,589	29,962
Accrued expenses and other liabilities	658,917	122,494
NET CASH USED IN OPERATING ACTIVITIES	(978,567)	(866,113)

INVESTING ACTIVITIES
Acquisition, net of liabilities assumed	-	(1,500,000)
Increase in deposits and restricted cash	(353,992)	(5,348)
Additions to property and equipment	(115,512)	(31,784)
NET CASH USED IN INVESTING ACTIVITIES	(469,504)	(1,537,132)

FINANCING ACTIVITIES
Net advances (payments) from line of credit	-	(1,094,780)
Net advances from notes payable - financing agreement	(230,692)
Advances from related parties	1,241,933	50,000
Payment of notes payable	(52,625)	(24,741)
Proceeds from issuance of notes	-	4,302,170
Proceeds from issuance of common stock	1,888	-
Deferred financing fees	-	(430,930)
Escrow to former lender	-	(250,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	960,504	2,551,719

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(487,567)	148,474

Cash and cash equivalents at beginning of period	618,654	47,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,087	$196,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$230,949	$78,123

(continued)

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(CONTINUED)

	Three Months Ended
	March 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:

Value of warrants issued to lenders recorded as debt discount	$-	$1,191,262
Value of beneficial conversion feature of notes issued recorded as debt discount	-	932,168
Valuation of warrants issued to advisors recorded as financing costs	-	197,723
Conversion of related party debt to common stock	969,647	110,000
Conversion of investor interest to common stock	148,750	-
Issuance of common stock for financing costs	-	210,000
Deferred financing cost included in payable to related party	-	75,000
Issuance of capital lease obligations	738,810	-
Conversion of accrued expenses to equity	451,602	-

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

On January 29, 2007 a special meeting of the shareholders of the Company was held in Pomona, CA. The shareholders approved the amendment and restatement of the Company’s Articles of Incorporation. The restated articles included the increase of the authorized number of shares of common stock to one billion; the increase of the authorized number of shares of preferred stock to 100,000,000; and the effect of a one for thirty reverse stock split.

BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

The results for the interim periods are not necessarily indicative of results for the entire year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $4,581,903 and utilized cash in operating activities of $978,567 during the three months ended March 31,2007, and as of March 31,2007 the Company had current liabilities exceeding current assets by $2,261,256. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of an acquisition made by the Company during the first quarter of 2006. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying condensed consolidated financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

(c) Concentrations

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

During the three months ended March 31, 2007 and 2006, one customer accounted for 24.5% and 12.3% of revenues, respectively. As of March 31, 2007 and December 31, 2006, there was one customer that accounted for 27% and 22 % of accounts receivable, respectively.

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

(e) Net Loss per Share

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

These potentially dilutive securities were not included in the calculation of loss per share for the quarter ended March 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the quarters ended March 31, 2007 and 2006.

At March 31, 2007 and 2006, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 8,700,371 shares and 4,569,194 shares, respectively.

(f) Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

(g) Adoption Of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax uncertainties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007 the Company has no accrued interest or penalties related to uncertain tax positions.

(h) Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its consolidated financial condition, results of operations, cash flows or disclosures.

3.	ACQUISITIONS

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M. As a result of the agreement, K2M became a wholly-owned subsidiary of the Company.

The following sets out the pro forma operating results for the three months ended March 31, 2006 for the Company had the acquisition occurred as of January 1, 2006:

Three months ended March 31, 2006
Pro Forma
(Unaudited)

Net Sales	$4,181,293
Cost of Sales	3,075,325
Gross Profit	1,105,968

Operating Expenses	1,917,081
Operating Loss	(811,113)

Other Income/(Expense):
Interest expense and amortization of deferred financing costs	(288,165)
Other non-operating income	35,335
NET LOSS	$(1,063,943)

Loss per weighted average share, basic and diluted	$(1.14)

4.	GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following at March 31, 2007:

Rancho Cordova acquisition - permit	$475,614
Prime acquisition - customers	400,422
K2M acquisition - customers	438,904
K2M acquisition - permits	27,090
Accumulated amortization	(172,970)
$1,169,060

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods. Customer Lists acquired are being amortized over eleven years (Prime acquisition) or twelve years (K2M acquisition).

5.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 the Company entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. GPP also owns 14 % of the Company’s common stock at March 31, 2007.

During the three months ended March 31, 2007, the Company entered into a twelve month advisory agreement with GPP. The fees under the agreement consisted of an initial cash fee of $55,500, expenses of $35,000, the issuance of 426,500 shares of restricted common stock valued at $507,535 and the issuance of seven year warrants to purchase 450,000 shares of the Company’s common stock at $0.60 per share. The Company valued the warrants at $357,750 using a Black - Scholes option pricing model. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years. The Company also agreed to modify certain terms of two sets of warrants issued during 2006 including the modification of the exercise price (from $1.20 per share to $ 0.60 per share) and the life of the warrants (from 5.5 years to 6.5 years). The second set of warrants included the modification of the life of the warrants (from 1.75 years to 6.75 years). The Company valued the modification of these warrants as $136,082 which was based on the difference of the warrant before and after the modification. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 6.5 and 6.75 years. The Company reflected an aggregate charge of $1,091,867 during the three months ended March 31, 2006 relating to these transactions.

During the year ended December 31, 2006, GPP made unsecured advances to the Company utilizing assignable notes totaling $850,000. The proceeds were used for due diligence on a proposed capital raise and working capital until proceeds from the capital raise were received. The rate of interest on the assignable notes is 10% per annum. As of December 31, 2006, $300,000 of the advance had been repaid, and $550,000 remained outstanding. During the quarter ended March 31, 2007, GPP made additional unsecured advances to the Company utilizing assignable notes totaling $1,180,000. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at the existing fair value. During the three months ended March 31, 2007, $749,647 of these notes were converted to 624,712 shares of common stock. As an inducement to convert, the holders were issued 182,831 seven year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $118,840 using a Black - Scholes option pricing model and such cost was recognized as an expense during the three months ended March 31, 2007. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years. As of March 31 2007, $1,048,695 of these amounts remain outstanding.

On March 31, 2007 General Pacific Partners agreed to convert $220,000 of accrued advisory fees and expenses into 184,874 shares of common stock based upon the existing fair value of the Company’s common stock. As an inducement to convert, the Company issued GPP 55,462 seven year warrants to purchase common stock at $0.60. These warrants were valued at $44,092 using the Black - Scholes valuation model and such cost was recognized as an expense during the three months ended March 31, 2007. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

As of March 31, 2007 and December 31, 2006, the Company had $48,374 and $270,000 respectively, in amounts payable to GPP for expenses related to advisory services and accrued interest.

6.	SECURED FINANCING AGREEMENT

Secured financing consists of the following notes payable to Laurus Master Fund at March 31, 2007 and
December 31,2006 :

	March 31,	December 31,
	2007	2006
(a) Secured convertible Term Note	$1,393,939	$1,575,757
Secured non-convertible Revolving Note	3,067,291	2,971,277
(b) Secured Short Term Note	144,888	289,776
Valuation Discount	(1,565,039)	(1,769,174)
	3,041,079	3,067,636
Less current portion	(920,340)	(1,017,048)
Financing agreement, net of current portion	$2,120,739	$2,050,588

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

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006 through February 25, 2009. The amount outstanding under this loan at March 31, 2007 was $1,393,939. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

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

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of March 31, 2007, the Company had outstanding borrowings of $3,067,291 against the line of credit.

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168. The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the three months ended March 31, 2007 the Company amortized $204,135 of this amount which is included in interest expense in the accompanying statement of operations.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $552,000, of which $210,000 was paid through the issuance of 8,236 shares of our common stock. In addition, the Company issued these finders warrants to purchase 17,804 shares of common stock at a price of $26.10 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,653 based upon the relative value of the Black - Scholes valuation of the warrants and the underlying debt amount For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years.

(b) On August 10, 2006 we entered into a series of agreements with Laurus Master Fund, Ltd. to provide acquisition funding. A summary of the terms of the agreements is contained in our 8K Report filed on August 14, 2006. Subsequently, we entered into a definitive agreement to acquire PCI on August 15, 2006; however, we were not able to raise the additional capital required through the sale of our securities nor were we able to complete the acquisition of PCI. In accordance with the terms of the agreements, the Note proceeds were returned to Laurus. The balance due to Laurus on the Note was $289,776. On December 5, 2006 we executed a Second Amended and Restated Secured Term Note in the principal sum of $289,776, with a maturity date of June 7, 2007. The note bears interest at prime plus 3 ½% with monthly amortization payments of $48,296 per month, commencing on January 1, 2007. The balance on the note at March 31, 2007 was $ 144,888.

7.	INCOME TAXES

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at March 31, 2007.

2007
Deferred tax asset, net operating loss	$4,521,774
Less valuation allowance	(4,521,774)
Net deferred tax asset	$-

As of March 31, 2007, the Company had federal net operating loss carry forwards of approximately $13,299,335 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at March 31, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended March 31, 2007 is as follows:

2007
Tax expense at U.S. statutory income tax rate	(34.0)%
Increase in the valuation allowance	34.0
Effective rate	-

8.	STOCKHOLDERS’ EQUITY

During the period September 1, 2006 to December 5, 2006, the Company raised capital and paid fees through the issuance of 2,480,500 units of Series B convertible preferred stock. These shares were convertible at the option of the Company into common shares at $1.20 per share. After approval by the shareholders of an increase in the authorized common shares in January 2007, the Company converted the Series B convertible preferred stock into 2,067,106 shares of common stock in accordance with their conversion terms.

During the three months ended March 31, 2007, Ascendiant Securities LLC, an advisor to the Company, agreed to convert $312,768 in advisory fees and expenses into 260,641 shares of common stock based upon the fair value of the stock at the date of the agreement. In addition, a consultant to the Company agreed to convert $138,834 of accrued services performed in conjunction with acquisitions and advisory services performed during 2006 into 116,667 shares of common stock based upon the fair value of the stock at the date of the agreement.

During the three months ended March 31, 2007, holders of convertible notes issued during 2004 and 2006, agreed to convert $196,772 in accrued interest into 165,083 shares of common stock based upon the fair value of the stock at the date of the agreement.

9.	STOCK OPTIONS AND WARRANTS

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “Plan”). The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares. The Board of Directors granted a total of 4,397,500 options to 102 employees and one consultant. The exercise price of the options was $1.19.

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options, January 1, 2007	67,067	$28.20	6.48
Options granted	4,397,500	$1.19	10.00
Options exercised	-	-	-
Options cancelled	-	-	-
Options, March 31, 2007	4,464,567	$1.60	9.95
Options exercisable, March 31,2007	1,148,833	$2.41	9.83

The options had no intrinsic value at March 31, 2007.

For the three months ended March 31, 2007 and 2006, the value of options vesting during the period was $489,269 and $ 47,439 respectively, and has been reflected as compensation cost. As of March 31, 2007, the Company has unvested options valued at $1,542,723 which will be reflected as compensation cost over the estimated remaining vesting period of 3 years.

WARRANTS

During the quarter ended March 31, 2007, the Board of Directors awarded 2,085,000 warrants to purchase common stock of the Company to various individuals and consultants. These awards included 650,000 warrants to the Chairman of the Board, 500,000 warrants to the Chief Financial Officer, 35,000 warrants to the Chairman of the Audit committee, 400,000 warrants to Revete Capital Partners, LLC, a consultant to the Company and 500,000 shares to Extend Services Pty Ltd., also a consultant to the Company. The warrants are exercisable at $1.19 per share and have a 7 year life. The value of these warrants was calculated at $1,248,645 and was reflected as compensation cost and consulting fees in the three months ended March 31, 2007. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

During the quarter ended March 31, 2007, the Company issued 688,293 warrants to General Pacific Partners, LLC in connection with an advisory agreement, the conversion of fees from a previous advisory agreement and as an inducement to convert several assignable notes. (see Note 5)

During the quarter ended March 31, 2007 the Company issued 164,582 warrants valued at $36,865 to three stockholders in connection with the conversion of the accrued interest on three notes payable. The company also issued 78,193 warrants valued at $62,163 to Ascendiant Securities LLC as an incentive to convert their fees to equity. The Company valued the warrants using a Black-Scholes option pricing model and reflected the value of the warrants as additional expense during the three months ended March 31, 2007. For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

A summary of the warrant activity during the period is as follows:

Warrants outstanding, January 1, 2007	1,183,989
Warrants granted	3,016,068
Warrants exercised	-
Warrants expired	(24,742)
Warrants outstanding, March 31, 2007	4,175,315

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission ( the “SEC”), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2007.

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

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $4,581,903 and utilized cash in operating activities of $978,567 during the three months ended March 31, 2007. The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $2,261,256 as of March 31, 2007. There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

Total revenues were $6,317,380 for the three months ended March 31, 2007, representing an increase of $2,669,462 or 73% compared to the three months ended March 31, 2006. The increase in revenue can be attributed to improved market penetration in the Western United States, an increase in revenues in the Enviroconstruction market sector and the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2007 were $5,076,337 or 80% of revenue, as compared to $2,788,369 or 76% of revenue for the three months ended March 31, 2006. The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to lower than anticipated margins on first quarter Enviroconstruction projects which were partially offset by higher margin business from GEM Mobile Treatment Services.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $5,066,540 or 80% of revenue as compared to $1,751,277 or 48% of revenue for the same period in 2006. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The quarter includes a non-cash charge for consulting and advisory fees of $2,294,104 originating from the issuance of common stock and warrants. Also during the quarter, the Company created the 2007 Stock Option plan (see Note 9). In accordance with SFAS 123, the fair value of vested options are charged to expense during the period vested. Since 25% of the options issued under the new plan vested at grant date, a non-cash charge of $479,616 was made to operating expenses.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2007 were $172,073, or 2.7% of revenue, as compared to $91,626, or 2.5% of revenue for the same period in 2006. The increase in expenses is related to the increase in property, plant and equipment and the increase in intangibles related to the acquisition made during the quarter ended March 31, 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 were $798,852 or 12.6% of revenue, as compared to $286,257 or 7.8% of revenue for the same period in 2006. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties. It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to $111,755 resulting from the amortization of valuation discounts on assignable notes, $204,135 resulting from the amortization of valuation discounts on the Laurus transaction, and $62,476 resulting from the write off of deferred fees related to the Laurus notes payable.

Other Non-Operating Income

The Company had other non-operating income for the three months ended March 31, 2007 of $33,980 or 0.5 % of revenue, and $29,986 for the same period in 2006. Non-Operating income for the first quarter of 2007 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the three months ended March 31, 2007 was $4,581,903 or 72.5% of revenue as compared to a loss of $1,142,651, or 31.3% of revenue for the same period in 2006. The loss is attributable to a general and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth. It also includes non-cash charges described above related to convertible debt instruments and the use of common stock and warrants to compensate employees, advisors and consultants.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2007 was $978,567 as compared to $866,113 for the same period in 2006.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $4,581,903 and utilized cash in operating activities of $978,567 during the three months ended March 31, 2007. As of March 31, 2007 the Company had current liabilities exceeding current assets by $2,261,256. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Three Months Ended March 31, 2007

Operating activities for the three months ended March 31, 2007 used $978,567 in cash. Accounts receivable, net of allowances for bad debts, decreased $129,451 as of March 31, 2007 and accounts payable were reduced by $288,872.  Depreciation and amortization for the quarter totaled $172,073. The net loss of $4,581,903 included a number of non-cash expenses incurred by the Company through the issuance of common stock and the issuance of warrants to purchase common stock (see Note 8 to the Financial Statements). These items included $489,269 which represents the fair value of vested options on the 2005 and the 2007 stock option plans, $204,135 representing discount amortization on convertible debt, $62,476 representing amortization of deferred financing fees and $2,294,104 representing the value of warrants and common shares issued for consulting and advisory services. Other non-cash expenses totaled $271,099. Prepaid expenses used $436,905 in cash for the payment of insurance premiums that will be amortized in 2007. Accrued expenses increased by $207,315.

The Company used cash for investment in plant , property and equipment and deposits totaling approximately $469,504 for the three months ended March 31, 2007. Deposits increased based on additional collateral due for the expanded permit at our facility in Rancho Cordova, California. Capital expenditures increased based on the expansion of our transportation assets during the first quarter.

The Company raised $960,504 from financing activity net of repayments of debt, through the issuance of notes and common stock, execution of capital leases and advances from related parties through the issuance of assignable notes. These increases were offset by a decrease in the outstanding balance of the Company’s secured non-convertible Revolving Note (see Note 6 to the Financial Statements).

These activities resulted in a $487,567 reduction in cash balances from year end December 31, 2006 to the end of the quarter March 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its (consolidated) financial condition, results of operations, cash flows or disclosures.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its (consolidated) financial condition, results of operations, cash flows or disclosures.

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceeding - No litigation other than that in the normal course of business

Item 2.	Unregistered Sales of Securities and Use of Proceeds -

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

On January 29, 2007 a special meeting of the shareholders of the Company was held in Pomona, CA. The shareholders approved the amendment and restatement of the Company’s Articles of Incorporation. The restated articles included the increase of the authorized number of shares of common stock to one billion; the increase of the authorized number of shares of preferred stock to 100,000,000; and the effect of a one for thirty reverse stock split.

Item 5.	Other Information - None

Item 6.	Exhibits and Reports

(a)	Exhibits

2.1
Plan of purchase, sale, reorganization, arrangement, liquidation, or succession - Acquisition of General Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

	2.2	Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

	22.1	Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

	22.2	Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

	31.1	CEO Certification - attached

	31.2	CFO Certification - attached

	32.1	CEO Certification - attached

	32.2	CFO Certification - attached

(b)	Reports on Form 8-K

	1.	Reverse Stock Split of the Company’s Common Stock; filed with the commission on 1/03/07

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: May 21, 2007	By:	/s/ Timothy J. Koziol
Timothy J. Koziol,
President, CEO and Chairman of the Board of Directors

Date: May 21, 2007	By:	/s/ Brett M. Clark
Brett M. Clark
Vice President of Finance, Chief Financial Officer