Form 10QSB
period 2007-06-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2007-08-14
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007
$0.001 PAR VALUE COMMON STOCK	11,024,295 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$98,173	$618,654
Accounts receivable, net of allowance for doubtful accounts
of $263,390 and $285,000,respectively	5,121,009	5,540,069
Prepaid expenses and other current assets	727,929	428,018
Total Current Assets	5,947,111	6,586,741

Property and Equipment – net of accumulated depreciation
$1,567,098 and $1,248,088, respectively	3,736,440	2,918,690
Restricted cash	1,165,677	911,168
Intangibles, net	1,146,902	1,191,217
Deferred financing fees	166,686	291,529
Deposits	246,802	147,742
Goodwill	946,119	946,119
TOTAL ASSETS	$13,355,737	$12,993,206

(Continued)
See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,781,902	$3,755,264
Accrued expenses	1,942,671	2,149,178
Accrued disposal costs	680,557	593,575
Payable to related party	693,971	824,783
Deferred rent	32,618	25,150
Current portion of financing agreement	769,638	1,017,048
Current portion of long term obligations	252,747	125,432
Current portion of convertible notes payable	510,083	-
Total Current Liabilities	8,664,187	8,490,430

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	2,154,184	2,050,588
Long term obligations, net of current portion	2,421,200	1,704,892
Convertible Notes payable	-	601,161
Total Long-Term Liabilities	4,575,384	4,356,641

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock, net of offering costs of $ 60,960, liquidation preference $1 per share, $.001 par value, 100,000,000 shares
authorized, none and 2,480,500 shares issued and outstanding	-	2,481
Common stock, $.001 par value, 1,000,000,000 shares authorized, 11,024,295
and 5,920,408 shares issued and outstanding	11,025	5,920
Additional paid in capital	43,131,510	33,430,095
Accumulated deficit	(43,026,369)	(33,292,361)
Total Stockholders' Equity	116,166	146,135
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,355,737	$12,993,206

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES	$6,541,832	$4,349,839	$12,859,212	$7,997,757

COST OF REVENUES	5,068,675	3,338,327	10,145,012	6,126,696

GROSS PROFIT	1,473,157	1,011,512	2,714,200	1,871,061

OPERATING EXPENSES	2,681,502	2,191,472	7,748,042	3,942,749

OPERATING LOSS	(1,208,345)	(1,179,960)	(5,033,842)	(2,071,688)

OTHER INCOME (EXPENSE):
Interest income	10,948	6,323	19,415	11,671
Interest and financing costs	(560,120)	(610,630)	(1,240,133)	(896,887)
Costs to induce conversion of debt	(3,428,847)	-	(3,547,687)	-
Other non-operating income	34,259	22,826	68,239	52,812

Net Loss	(5,152,106)	(1,761,441)	(9,734,008)	(2,904,092)

Preferred stock dividends	-	(16,871)	-	(16,871)

Net Loss applicable to common share holders	$(5,152,106)	$(1,778,312)	$(9,734,008)	$(2,920,963)

Calculations of net loss per common
Share, basic and diluted:	$(.53)	$(1.89)	$(1.13)	$(3.11)

Weighted average shares of common stock
outstanding, basic and diluted	9,767,147	941,688	8,611,020	938,943

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	5,920,408	$5,920	2,480,500	$2,481	$33,430,095	$(33,292,361)	$146,135

Issuance of common stock for cash	1,156	1			1,887		1,888

Issuance of common stock on
conversion of preferred stock	2,067,106	2,067	(2,480,500)	(2,481)	414		-

Issuance of common stock on
conversion of debt	377,308	378			451,224		451,602

Issuance of common stock on
conversion of notes payable	1,881,860	1,883			4,707,781		4,709,664

Issuance of common stock for settlement
of payable to related entity	184,874	185			219,815		220,000

Issuance of common stock pursuant to
advisory agreement	426,500	426			507,109		507,535

Issuance of common stock on
conversion of interest on notes
payable	165,083	165			196,607		196,772

Valuation of warrants issued to related
entity as inducement to convert debt
to equity					1,140,328		1,140,328

Valuation expense on modification of
warrant terms with related entity					136,082		136,082

Stock compensation cost for value of
vested options					634,745		634,745

Valuation of warrants issued in
connection with advisory
fee agreement					357,750		357,750

Valuation of warrants issued in
connection with conversion of debt					62,163		62,163

Valuation of warrants issued in
connection with conversion of interest					36,865		36,865

Valuation of warrants issued for
consulting services					1,248,645		1,248,645

Net loss for the six months ended
June 30, 2007						(9,734,008)	(9,734,008)
Balance, June 30, 2007	11,024,295	$11,025	-	$-	$43,131,510	$(43,026,369)	$116,166

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(9,734,008)	$(2,904,092)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	363,326	243,960
Amortization of discount on notes	10,416	10,416
Fair value of vested options	634,745	110,622
Issuance of warrants and common shares for services	2,294,104	-
Conversion of accrued interest to common stock	48,022	-
Amortization of discount on convertible debt	408,270	422,949
Amortization of deferred financing fees	124,843	101,517
Costs to induce conversion of debt	3,547,687	-
Valuation of warrants to induce conversion of interest payable	36,866	-
Gain on issuance of common shares for accounts payable	62,163	(53,900)

Changes in assets and liabilities:
Accounts Receivable	419,060	1,638,107
Prepaid and other current assets	(299,911)	(143,611)
Accounts Payable	26,638	(1,537,590)
Accrued interest on convertible notes	-	60,255
Accrued expenses and other liabilities	397,217	411,775
NET CASH USED IN OPERATING ACTIVITIES	(1,660,562)	(1,639,592)

INVESTING ACTIVITIES
Acquisition, net of liabilities assumed	-	(1,500,000)
Increase in deposits and restricted cash	(353,569)	(311,549)
Additions to property and equipment	(187,576)	(98,840)
NET CASH USED IN INVESTING ACTIVITIES	(541,145)	(1,910,389)

FINANCING ACTIVITIES
Net advances (payments) from line of credit	-	(1,094,780)
Net advances from notes payable – financing agreement	(552,084)	-
Advances from related parties	2,347,400	745,613
Issuance of notes payable	-	37,640
Payment of notes payable	(115,978)	(50,186)
Proceeds from issuance of notes	-	3,433,104
Proceeds from issuance of convertible notes	-	1,288,799
Proceeds from issuance of common stock	1,888	-
Deferred financing fees	-	(789,729)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,681,226	3,570,461

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(520,481)	20,480

Cash at beginning of period	618,654	47,995

CASH AT END OF PERIOD	$98,173	$68,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$463,558	$121,139

(continued)
See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Six Months Ended
	June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Value of warrants issued to lenders recorded as debt discount	$-	$1,191,262
Value of beneficial conversion feature of notes issued recorded as debt discount	-	932,168
Valuation of warrants issued to advisors recorded as financing costs	-	197,723
Conversion of related party debt to common stock	2,478,212	110,000
Conversion of investor interest to common stock	148,750	-
Issuance of common stock for financing costs	-	210,000
Deferred financing cost included in payable to related party	-	75,000
Issuance of capital lease obligations	949,185	-
Value of warrants and beneficial conversion feature on convertible notes	-	1,282,416
Conversion of accrued expenses to equity	451,602	-

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

On January 29, 2007 a special meeting of the shareholders of the Company was held.  The shareholders approved the amendment and restatement of the Company’s Articles of Incorporation.  The restated articles included the increase of the authorized number of shares of common stock to one billion, the increase of the authorized number of shares of preferred stock to 100,000,000; and of a one for thirty reverse stock split. All share and per share amounts have been restated to show the effects of the reverse stock split as if it occurred at the beginning of the earliest period presented.

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $9,734,008 and utilized cash in operating activities of $1,660,562 during the six  months  ended June 30, 2007, and as of June 30, 2007 the Company had current liabilities exceeding current assets by $2,717,076. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the Company will begin to operate profitably due to increased size, improved operational results and cost cutting practices. However, there can be no assurances that the Company will be successful in this regard or will be  able to eliminate its working capital deficit or operating losses. The accompanying condensed consolidated financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions will also affect  the reported amounts of certain revenues and expenses during the reporting period.  Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually.  Actual results could also differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters.

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

During the six months ended June 30, 2007 and 2006, one customer accounted for 13% and 11.4% of revenues, respectively. As of June 30, 2007, there was one customer that accounted for 21% of accounts receivable.

(d) Income Taxes

The Company accounts for income taxes using the liability method whereby deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying statutory  tax  rates applicable to future years to the difference between the financial statement carrying  amounts and  the tax  bases of certain assets and liabilities.  Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

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

These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2007 and 2006 because the Company incurred a loss during such periods and thus  their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and six months ended June 30, 2007 and 2006.

At June 30, 2007 and 2006, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 9,007,015 shares and 3,677,407 shares, respectively.

(f) Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts  for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

(g) Adoption Of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of  June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following sets out the pro forma operating results for the six months ended June 30, 2006 for the Company had  the acquisition occurred as of January 1, 2006:

Six months ended June 30, 2006
Unaudited

Net sales	$8,516,132
Cost of sales	6,390,030
Gross profit	2,126,102

Operating expenses	4,293,008
Operating loss	(2,166,906)
Other income (expense):
Interest income	11,671
Interest expense and amortization of deferred financing costs	(897,995)
Valuation – conversion of notes to common stock	-
Other non-operating income	52,812
NET LOSS	$(3,000,418)

Loss per weighted average share, basic and diluted	$(3.19)

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

Intangible assets consist of the following at June 30, 2007:

Rancho Cordova acquisition – permit	$475,614
Prime acquisition – customers	400,422
K2M acquisition – customers	438,904
K2M acquisition – permits	27,090
Accumulated amortization	(195,128)
$1,146,902

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over eleven years (Prime acquisition) or twelve years (K2M acquisition).

5.  RELATED PARTY TRANSACTIONS

The Company entered into several transactions with General  Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 12 % of the Company’s common stock at June 30, 2007.  The following summarizes the transactions with GPP during the three and six months ended June 30, 2007 and 2006.

Issuance and conversion of assignable notes

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

During the quarter ended March 31, 2007, GPP made further unsecured advances to the Company utilizing assignable notes totaling $1,180,000. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at the existing fair value.  During the three months ended March 31, 2007, $749,647 of these notes was converted to 624,712 shares of common stock. As an inducement to convert, the holders were issued 182,831 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60.  The Company valued the warrants at $118,840 using a Black - Scholes option pricing model and such cost was recognized as an expense during the three months ended March 31, 2007.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

During the quarter ended June 30, 2007, GPP made further unsecured advances to the Company utilizing assignable notes totaling $1,100,000. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at a value of $1.20 per share, and during the quarter ended June 30, 2007, $1,508,565 of these notes were converted to 1,257,148 shares of common stock. The fair value of the shares at the time of conversion was $3,960,017 ($3.15) per share, resulting in a cost to induce conversion of debt of $2,451,451.  As a further inducement to convert, the holders were issued 374,948 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $977,396 using a Black - Scholes option  pricing model. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 52.12 % and an expected term for the warrants of 2 years.

The aggregate value of common stock issued in excess of the notes exchanged of $2,451,451 and the value of the warrants issued of $118,840 and $977,396 was $3,547,687 and was reflected as costs to induce conversion of debt in the accompanying statement of operations for the three and six months ended June 30, 2007.

As of June 30, 2007, $648,911 of these unsecured advances remain outstanding.

Advisory fees

During the three months ended March 31, 2007, the Company entered into a twelve month advisory agreement with GPP.  The fees under the agreement consisted of an initial cash fee of $55,500, expenses of $35,000, the issuance of 426,500 shares of restricted common stock valued at $507,535 and the issuance of seven year warrants to purchase 450,000 shares of the Company’s common stock at $0.60 per share. The Company valued the warrants at $357,750 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years. The Company also agreed to modify certain terms of two sets of warrants issued during 2006 including the modification of the exercise price (from $1.20  per share to $ 0.60   per share) and the life of the warrants (from 5.5 years to 6.5 years).  The second set of warrants included the modification of the life of the warrants (from 1.75 years to 6.75 years).  The Company valued the modification of these warrants as $136,082 which was based on the difference of the warrant before and after the modification. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 6.5 and 6.75 years.  The Company reflected an aggregate charge of $1,091,867 during the three months ended March 31, 2007 relating to these transactions.

On March 31, 2007 General Pacific Partners agreed to convert $220,000 of accrued advisory fees and expenses into 184,874 shares of common stock based upon the existing fair value of the Company’s common stock.   As an inducement to convert, the Company issued GPP seven year warrants to purchase 55,462 shares of the Company’s common stock at $0.60 per share. These warrants were valued at $44,092 using the Black - Scholes valuation model and such cost was recognized as an expense during the three months ended March 31, 2007.  For the Black -  Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

As of June 30, 2007 and December 31, 2006, the Company had $45,060 and $270,000 respectively, in amounts payable to GPP for expenses related to advisory services and accrued interest.

6.  SECURED FINANCING AGREEMENT

Secured financing consists of the following notes payable to Laurus Master Fund at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)
(a) Secured convertible Term Note	$1,212,121	$1,575,757
(a) Secured non-convertible Revolving Note	3,072,605	2,971,277
(b) Secured Short Term Note	-	289,776
Valuation Discount	(1,360,904)	(1,769,174)
	2,923,822	3,067,636
Less current portion	(769,638)	(1,017,048)
Financing agreement, net of current portion	$2,154,184	$2,050,588

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

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006 through February 25, 2009. The amount outstanding under this loan at June 30, 2007 and December 31, 2006  was $1,212,121 and $1,575,757 respectively. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

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

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum.  The  Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of June 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $3,072,605 and $2,971,277 against the line of credit.

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168.  The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount  and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the six months ended June 30, 2007 the Company amortized $408,270 of this amount which is included in interest expense in the accompanying statement of operations.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $552,000, of which $210,000 was paid through the issuance of 8,236 shares of our common stock. In addition, the Company issued these finders warrants to purchase 17,804 shares of common stock at a price of $26.10 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,653 based upon the relative value of the Black - Scholes valuation of the warrants and the underlying debt amount. For the Black - Scholes calculation, the Company  assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years.

(b)
On August 10, 2006 the Company entered into a series of agreements with Laurus Master Fund, Ltd. to provide acquisition funding. A summary of the terms of the agreements is contained in our 8K Report filed on August 14, 2006. Subsequently, the Company entered into a definitive agreement to acquire PCI on August 15, 2006; however, the Company was  not able to raise the additional capital required through the sale of our securities nor was the Company  able to complete the acquisition of PCI. In accordance with the terms of the agreements, the Note proceeds were returned to Laurus. The balance due to Laurus on the Note was $289,776. On December 5, 2006 the Company executed a Second Amended and Restated Secured Term Note in the principal sum of $289,776, with a maturity date of June 7, 2007. The note bears interest at prime plus 3 ½% with monthly amortization payments of $48,296  per month, commencing on January 1, 2007. In accordance with the terms of the note, the balance was paid off on June 7, 2007.

7.  INCOME TAXES

The Company's net deferred tax assets  consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Deferred tax asset, net operating loss	$6,106,336	$7,516,674
Less valuation allowance	(6,106,336)	(7,516,674)
Net deferred tax asset	$-	$-

As of June 30, 2007, the Company had federal net operating loss carry forwards of approximately $17,959,812 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at June 30, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended
	June 30,
	2007	2006

Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

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

During the six  months ended June  30, 2007, Ascendiant Securities LLC, an advisor to the Company, agreed to convert $312,768 in advisory fees and expenses into 260,641 shares of common stock based  upon the fair value of the stock at the date of the agreement. In addition, a consultant to the Company agreed to convert $138,834 of accrued services performed in conjunction with acquisitions and advisory services performed during 2006 into 116,667 shares of common stock based upon the fair value of the stock at the date of the agreement.

During the six  months ended June 30, 2007, holders of convertible notes issued during 2004 and 2006, agreed to convert $196,772 of  accrued interest into 165,083 shares of common stock based upon the fair value of the stock at the date of the agreement.

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

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options, January 1, 2007	67,067	28.20	6.48
Options granted	4,397,500	1.19	9.75
Options exercised	-	-	-
Options cancelled	(6,348)	7.66	-
Options, June 30, 2007	4,458,219	1.59	9.69
Options exercisable, June 30,2007	1,426,025	2.22	9.61

The aggregate intrinsic value of the 4,458,219 options outstanding and 1,426,025 options exercisable as of June 30, 2007 was $ 8,609,667 and $ 2,693,444, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of June 30, 2007.

For the six months ended June 30, 2007 and 2006, the fair value of options vesting during the period was $634,745 and $110,622 respectively, and has been reflected as compensation cost. As of June 30, 2007, the Company has unvested options valued at $1,395,340 which will be reflected as compensation cost over the estimated remaining vesting period of 3 years.

Warrants

During the six months ended June 30, 2007, the Board of Directors awarded 2,085,000 warrants to purchase common stock of the Company to various individuals and consultants.  These awards included 650,000 warrants to the Chairman of the Board, 500,000 warrants to the Chief Financial Officer, 35,000 warrants to the Chairman of the Audit committee, 400,000 warrants to Revete Capital Partners, LLC, a consultant to the Company and 500,000 shares to Extend Services Pty Ltd., also a consultant to the Company.  The warrants are exercisable at $1.19 per share and have a 7 year life. The value of these warrants was calculated at $1,248,645 and was reflected as compensation cost and consulting fees in the six  months ended June 30, 2007. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

During the quarter ended March 31, 2007, the Company issued 688,293 warrants to General Pacific Partners, LLC in connection with an advisory agreement, the conversion of fees from a previous advisory agreement and as an inducement to convert several assignable notes. During the quarter ended June 30, 2007, the Company issued 374,948 warrants to General Pacific Partners, LLC as an inducement to convert several assignable notes, see Note 5.

During the six months ended June 30, 2007 the Company issued 164,582 warrants valued at $36,865 to three stockholders in connection with the conversion of the accrued interest on three notes payable. The company also issued 78,193 warrants valued at $62,163 to Ascendiant Securities LLC as an incentive to convert their fees to equity. The Company valued the warrants using a Black-Scholes option pricing model and reflected the value of the warrants as additional expense during the three months ended March 31, 2007.  For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

A summary of the warrant activity during the period is as follows:

Warrants outstanding, January 1, 2007	1,183,989
Warrants granted	3,391,016
Warrants exercised	-
Warrants expired	(26,209)
Warrants outstanding, June 30,2007	4,548,796

10.  COMMITMENTS AND CONTINGENCIES

During July 2007, General Environmental Management, Inc. (“GEM”) hired four senior industry executives who were formerly employed by Romic Environmental Technologies, Inc. (“RET”).  These executives have combined experience of more than 75 years in the Company’s industry.  The executives will assist the Company in executing our expansion plans.

A lawsuit was instituted by RET against the Company and the four former RET senior executives.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for, among other things, (1) Violation of Non-Disclosure Agreements and Termination Protection Agreements, (2) Intentional Interference with contracts, and (3) Misappropriation of Trade Secrets and Unfair Competition.  RET alleges damages of Fifteen Million Dollars, requests certain injunctive relief, punitive damages, and other remedies.  The Company believes that the lawsuit has no merit and intends to vigorously defend the action.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of  the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission  ( the “SEC”), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2007.

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

The accompanying consolidated statements have been   prepared assuming that the Company will continue   as a going concern. The company realized a net loss of $9,734,008 and utilized cash in operating activities of $1,660,562 during the six  months ended June 30, 2007.  The Company currently has a working capital deficit, and the amount current liabilities exceed current assets, of $2,717,076 as of June 30, 2007.  There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

COMPARISON OF THREE  MONTHS ENDED JUNE  30, 2007 AND 2006

Revenues

Total revenues were $6,541,832 for the three months ended June 30, 2007, representing an increase of $2,191,993 or 50.4% compared to the three months ended June 30, 2006.  The increase in revenue can be attributed to improved market penetration in the Western United States, an increase in revenues in the Enviroconstruction market sector and the acquisition of K2M in March 2006.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2007 were $5,068,675 or 77.5% of revenue, as compared to $3,338,327 or 76.7% of revenue for the three months ended June 30, 2006.  The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to higher volume with  slightly lower than anticipated margins on second quarter Enviroconstruction projects which were partially offset by higher margin business from GEM Mobile Treatment Services (K2M).

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $2,681,502 or 41% of revenue as compared to $2,191,472 or 50.4% of revenue for the same period in 2006. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to increases in administrative salaries and benefits in anticipation of further growth and expansion.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2007 were $191,253, or 2.9% of revenue, as compared to $152,334, or 4% of revenue for the same period in 2006. The increase in expenses is related to the increase in property, plant and equipment and the increase in intangibles related to the acquisition made during the quarter ended March 31, 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 were $560,120 or 8.56% of revenue, as compared  to $610,630 or 14.04% of revenue for the same period in 2006.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The decrease in interest expense is due to lower costs of amortization of valuation discounts generated from conversion features  of warrants  and long term debt.

Other Non-Operating Income

The Company had other non-operating income for the three months ended June 30, 2007 of $34,259 or  0.52 % of revenue, and $22,826 for the same period in 2006.  Non-Operating income for the  three months ended June 30, 2007 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Valuation – Conversion of notes to common stock

During the quarter ended June 30, 2007, the Company converted $1,508,565 of assignable notes to common stock and warrants (see Note 5).  The fair value of the stock and warrants in excess of the note balance converted was a non cash charge to non operating expense for $3,428,847.

Net Loss

The net loss for the three months ended June 30, 2007 was $5,152,106 or 78.76% of  revenue  as compared  to a loss of $1,761,441, or 40.5% of  revenue for the same period in 2006.  The loss is attributable to a general  and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth. It also includes non-cash charges described above related to convertible debt instruments and the use of common stock and warrants to  compensate  employees, advisors and consultants.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

For the six months ended June 30, 2007, the Company reported consolidated revenue of $12,859,212   representing an increase of $4,861,455 or 60.8 % compared to the six months ended June 30, 2006.  The increase in revenue can be attributed to organic growth, an increase of $2,243,406 in revenues in the Enviroconstruction  market sector and an increase of $1,629,582 in revenues attributable to  K2M.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2007 were $10,145,012 or 79 % of revenue, as compared to $6,126,696 or 76.6 % of revenue for the six months ended June 30, 2006. The cost of revenue includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to lower than anticipated margins on Enviroconstruction  projects which were partially offset by higher margin business from GEM Mobile Treatment Services (K2M).

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $7,748,042 or 60% of  revenue as compared to $ 3,942,749 or 49.3% of revenue for the same period in 2006.  Operating expenses  include  sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The first quarter included  a non-cash charge for consulting and advisory fees of $2,294,104 originating from the issuance of common stock and warrants.  Also during the first quarter, the Company created the 2007 Stock Option plan (see Note 9).  In accordance with SFAS 123, the fair value of vested options are charged to expense during the period vested.  For the six months ended June 30, 2007 the value of options vested during the period was $634,745.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2007 were $363,326 or 2.8% of revenue, as compared to $243,960 or 5.6% of revenue for the same period in 2006. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest Expense

Interest expense for the six months ended June 30, 2007 were $1,240,133 or 9.6% of revenue, as compared to $ 896,887 or 11.2% of revenue for the same period in 2006.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to higher average loan balances outstanding under the Company’s revolving credit agreement with Laurus Master Fund, Ltd  and the additional debt issued related to the K2M acquisition.

Costs to induce conversion of debt

During the quarter ended June 30, 2007, the Company converted $1,508,565 of assignable notes to common stock and warrants (see Note 5).  The fair value of the stock and warrants in excess of the note balance converted was a non cash charge to non operating expense for $3,547,687.

Other Non-Operating Income

The Company had other non-operating income for the  six  months ended June 30, 2007 of $68,239, or .53% of revenue, and $52,812  or .7% for the same period in 2006. Non-Operating income for the six months ended 2007 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California.

Net Loss

The net loss for the six months ended June 30, 2007 was $9,734,008, or 75.7% of revenue as compared  to a loss of $2,904,092, or 36.3% of revenue for the same period in 2006. The loss is primarily attributable to a non-cash charge for consulting and advisory fees of $2,294,104 originating from the issuance of common stock and warrants; a non-cash charge of $634,745 related to the term value of options vested and a charge of $3,547,687 related to the conversion of notes to common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended June 30, 2007 was $681,995 as compared to $773,479 for the same period in 2006.  Net cash used in operations for the six months ended June 30, 2007 was $1,660,562 as compared to $1,639,592 for the same period in 2006.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $9, 734,008 and utilized cash in operating activities of $1,660,562 during the six months ended June 30, 2007.  As of June 30, 2007 the Company had current liabilities exceeding current assets by $2, 717,076. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Six Months Ended June 30, 2007

Operating activities for the six months ended June 30, 2007 used $1,660,562 in cash.  Accounts receivable, net of allowances for bad debts, decreased $419,060 as of June 30, 2007 and accounts payable were increased by $26,638.  Depreciation and amortization for the six months ended June 30, 2007 totaled $363,326. The net loss of $9,734,008 included a number of non-cash expenses incurred by the Company through the issuance of common stock and the issuance of warrants to purchase common stock (see Note 8 to the Financial Statements).  These items included $634,745 which represents the fair value of vested options on the 2005 and the 2007 stock option plans, $408,270 representing discount amortization on convertible debt, $124,843 representing amortization of deferred financing fees, $2,294,104 representing the value of warrants and common shares issued for consulting and advisory services and $3,547,687 resulting from the conversion of notes to common stock and warrants. Other non-cash expenses totaled $205,056.  Prepaid expenses used $299,911 in cash for the payment of insurance premiums that will be amortized in 2007.  Accrued expenses increased by $397,217.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $541,145 for the six months ended June 30, 2007.  Deposits increased based on additional collateral due for the expanded permit at our facility in Rancho Cordova, California.  Capital expenditures increased based on the expansion of our transportation assets during the six months. The Company raised $1,681,226 from financing activity net of repayments of debt, through the issuance of notes and common stock, execution of capital leases and advances from related parties through the issuance of assignable notes.  These increases were offset by a decrease in the outstanding balance of the Company’s secured  Notes (see Note 6 to the Financial Statements).

These activities resulted in a $520,481 reduction in cash balances from year end December 31, 2006 to the end of the quarter June 30, 2007.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceeding - A lawsuit was instituted by RET against the Company and the four former RET senior executives; incorporated by reference previously filed on form 8K with the commission on 7/18/2007

Item 2.	Unregistered Sales of Securities and Use of Proceeds -

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

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

2.1
Plan of purchase, sale, reorganization, arrangement, liquidation, or succession – Acquisition of General Environmental Management, Inc.; incorporated by reference previously filed on form 8K with the commission on 12/23/2004

	2.2	Notification of the completion of the acquisition effective 2/14/05; incorporated by reference previously filed with the commission on form 8K on 2/18/05

	22.1	Published report regarding matters submitted to a vote of security holders; incorporated by reference filed on PRE 14A filed with the commission on 2/22/05

	22.2	Amendments to Articles of Incorporation or Bylaws; incorporated by reference and filed with the commission on 3/23/05

	31.1	CEO Certification - attached

	31.2	CFO Certification - attached

	32.1	CEO Certification - attached

	32.2	CFO Certification - attached

(b)	Reports on Form 8-K

	1.	Reverse Stock Split of the Company’s Common Stock; filed with the commission on 1/03/07

	2.	Other events, filed with the commission on 7/18/07.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: August 14, 2007	By:	/s/ Timothy J. Koziol
Timothy J. Koziol,
President, CEO and Chairman of the Board of Directors

Date: August 14, 2007	By:	/s/ Brett M. Clark
Brett M. Clark
Vice President of Finance, Chief Financial Officer