Form 10QSB
period 2007-09-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2007-11-14
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
$0.001 PAR VALUE COMMON STOCK	12,403,082 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$73,554	$618,654
Accounts receivable, net of allowance for doubtful accounts
of $261,781 and $285,000, respectively	7,098,274	5,540,069
Prepaid expenses and other current assets	571,034	428,018
Total Current Assets	7,742,862	6,586,741

Property and Equipment – net of accumulated depreciation
$1,742,029 and $1,248,088, respectively	3,924,968	2,918,690
Restricted cash	1,175,772	911,168
Intangibles, net	1,125,634	1,191,217
Deferred financing fees	104,215	291,529
Deposits	296,542	147,742
Goodwill	946,119	946,119
TOTAL ASSETS	$15,316,112	$12,993,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,336,219	$3,755,264
Accrued expenses	2,178,996	2,149,178
Accrued disposal costs	810,156	593,575
Payable to related party	65,325	824,783
Deferred rent	35,194	25,150
Current portion of financing agreement	778,390	1,017,048
Current portion of long term obligations	263,241	125,432
Current portion of convertible notes payable	520,166	-
Total Current Liabilities	8,987,687	8,490,430

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	3,746,474	2,050,588
Long term obligations, net of current portion	2,383,286	1,704,892
Convertible Notes payable	-	601,161
Total Long-Term Liabilities	6,129,760	4,356,641

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, net of offering costs of
$ 60,960, liquidation preference $1 per share, $.001 par value,
100,000,000 shares authorized, none and 2,480,500 shares
issued and outstanding	-	2,481
Common stock, $.001 par value, 1,000,000,000 shares authorized,
12,403,082 and 5,920,408 shares issued and outstanding	12,403	5,920
Additional paid in capital	48,297,828	33,430,095
Accumulated deficit	(48,111,566)	(33,292,361)
Total Stockholders' Equity	198,665	146,135
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$15,316,112	$12,993,206

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended		Three months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES	$21,415,043	$15,019,548	$8,555,831	$7,021,791

COST OF REVENUES	17,023,247	11,316,559	6,878,235	5,189,863

GROSS PROFIT	4,391,796	3,702,989	1,677,596	1,831,928

OPERATING EXPENSES	10,782,081	6,532,789	3,034,039	2,590,040

OPERATING LOSS	(6,390,285)	(2,829,800)	(1,356,443)	(758,112)

OTHER INCOME (EXPENSE):
Interest income	30,056	15,610	10,641	3,939
Interest and financing costs	(1,815,131)	(3,174,233)	(574,998)	(2,277,346)
Costs to induce conversion of related party debt	(6,737,413)	-	(3,189,726)	-
Other non-operating income	93,568	79,830	25,329	27,018

Net Loss	(14,819,205)	(5,908,593)	(5,085,197)	(3,004,501)

Preferred stock dividends	-	(21,871)	-	(5,000)

Modification of terms of Series A Convertible preferred stock upon conversion	-	(522,500)	-	(505,629)

Beneficial conversion feature on issuance of Series B convertible preferred stock	-	(955,040)	-	(955,040)

Net Loss applicable to common stock holders	$(14,819,205)	$(7,408,004)	$(5,085,197)	$(4,470,170)

Net loss per common share, basic and diluted	$(1.53)	$(.19)	$(.43)	$(.07)

Weighted average shares of common stock outstanding, basic and diluted	9,661,979	39,269,845	11,737,377	61,222,046

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 2007

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	5,920,408	$5,920	2,480,500	$2,481	$33,430,095	$(33,292,361)	$146,135

Issuance of common stock for cash	1,156	1	-	-	1,887	-	1,888

Issuance of common stock on conversion
of preferred stock	2,067,106	2,067	(2,480,500)	(2,481)	414	-	-

Issuance of common stock on conversion
of debt	377,308	378	-	-	451,224	-	451,602

Issuance of common stock on conversion
of notes payable	3,252,281	3,252	-	-	8,602,850	-	8,606,102

Issuance of common stock for settlement
of payable to related entity	184,874	185	-	-	219,815	-	220,000

Issuance of common stock pursuant to
advisory agreement	426,500	427	-	-	507,108	-	507,535

Issuance of common stock on conversion
of interest on notes payable	165,083	165	-	-	196,607	-	196,772

Issuance of common stock for consulting
services	8,251	8	-	-	22,682	-	22,690

Issuance of common stock on exercise of
stock options	119	-	-	-	119	-	119

Shares returned to treasury	(4)	-	-	-	-	-	-

Valuation of warrants issued to related entity
as inducement to convert debt to equity	-	-	-	-	2,078,103	-	2,078,103

Valuation expense on modification of warrant
terms with related entity	-	-	-	-	136,082	-	136,082

Stock compensation cost for value of vested
options	-	-	-	-	758,291	-	758,291

Valuation of warrants issued in connection
with advisory fee agreement	-	-	-	-	357,750	-	357,750

Valuation of warrants issued in connection
with conversion of debt	-	-	-	-	62,163	-	62,163

Valuation of warrants issued in connection
with conversion of interest	-	-	-	-	36,865	-	36,865

Valuation of warrants issued in connection
with lease	-	-	-	-	187,128	-	187,128

Valuation of warrants issued for consulting
services	-	-	-	-	1,248,645	-	1,248,645

Net loss for the nine months ended
September 30, 2007	-	-	-	-	-	(14,819,205)	(14,819,205)

Balance, September 30, 2007	12,403,082	$12,403	-	$-	$48,297,828	$(48,111,566)	$198,665

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(14,819,205)	$(5,908,593)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	559,525	471,168
Amortization of discount on notes	21,863	81,735
Fair value of vested options	758,291	172,828
Issuance of warrants for services	1,606,395	1,489,429
Common stock issued for services	530,225	-
Amortization of discount on convertible debt	612,405	541,860
Amortization of deferred financing fees	187,314	177,655
Costs to induce conversion of related party debt	6,737,413	-
Warrants issued to modify debt	279,202	-
Accrued interest on notes payable	67,755	(53,900)
Changes in assets and liabilities:
Accounts Receivable	(1,558,205)	(973,388)
Prepaid and other current assets	(143,016)	(173,259)
Accounts Payable	580,955	(361,637)
Accrued interest on notes	-	370,431
Payable to related party	7,999	(334,832)
Accrued expenses and other liabilities	756,067	864,194
NET CASH USED IN OPERATING ACTIVITIES	(3,815,017)	(3,636,309)
INVESTING ACTIVITIES
Acquisition, net of liabilities assumed	-	(1,500,000)
Increase in deposits for acquisitions	-	(24,910,510)
Increase in deferred fees - acquisitions	-	(1,697,057)
Increase in deposits and restricted cash	(413,404)	(318,430)
Additions to property and equipment	(518,893)	(224,630)
NET CASH USED IN INVESTING ACTIVITIES	(932,297)	(28,650,627)
FINANCING ACTIVITIES
Net advances (payments) from line of credit	-	(1,094,780)
Net advances from notes payable – financing agreement	844,822	-
Advances from related parties	3,355,243	745,613
Issuance of notes payable	-	128,522
Payment of notes payable	142	(79,337)
Proceeds from issuance of acquisition notes	-	23,810,000
Proceeds from issuance of notes	-	4,142,223
Proceeds from issuance of common stock	1,888	955,040
Proceeds from issuance of convertible notes	-	4,753,277
Proceeds from exercise of warrants	119	-
Deferred financing fees	-	(426,550)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,202,214	32,934,008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(545,100)	647,072

Cash at beginning of period	618,654	47,995

CASH AT END OF PERIOD	$73,554	$695,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$669,811	$242,549

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Value of warrants issued to lenders recorded as debt discount	$-	$1,191,262
Value of beneficial conversion feature of notes issued recorded as debt discount	-	932,168
Valuation of warrants issued to advisors recorded as financing costs	-	197,723
Conversion of related party debt to common stock	3,902,700	110,000
Conversion of investor interest to common stock	196,772	-
Issuance of common stock for financing costs	-	210,000
Deferred financing cost included in payable to related party	-	75,000
Issuance of capital lease obligations	981,327	-
Value of warrants and beneficial conversion feature on convertible notes	-	955,039
Conversion of Preferred stock to common stock	-	212,628
Valuation of warrants allocated to deferred fees	451,602	282,306
Modification of Series A preferred stock	-	522,500
Preferred stock dividend included in accounts payable	-	21,871
Value of warrants issued in connection with lease	187,128	-
Conversion of fees due in related party to common stock	220,000	-

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

On January 29, 2007 a special meeting of the shareholders of the Company was held.  The shareholders approved the amendment and restatement of the Company’s Articles of Incorporation.  The restated articles included the increase of the authorized number of shares of common stock to one billion, the increase of the authorized number of shares of preferred stock to 100,000,000; and a one for thirty reverse stock split. All share and per share amounts have been restated to show the effects of the reverse stock split as if it occurred at the beginning of the earliest period presented.

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $14,819,205 and utilized cash in operating activities of $3,815,017 during the nine  months  ended  September 30, 2007, and as of September 30, 2007 the Company had current liabilities exceeding current assets by $1,244,825. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services.  We assist clients in meeting regulatory requirements from the designing   stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package.  These services are billed and revenue recognized when the service is performed and completed. When the service is billed, expected costs are accumulated and accrued.

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

During the nine months ended September 30, 2007 and 2006, one customer accounted for 15.5% and 20% of revenues, respectively. During the three months ended September 30, 2007 and 2006, one customer accounted for 25.6% and 11% of revenues, respectively. As of September 30, 2007, there were two customers that accounted for 21.80% and 16.68% of accounts receivable, respectively and as of December 31, 2006, one customer accounted for 22% of accounts receivable.

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

These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2007 and 2006 because the Company incurred a loss during such periods and thus  their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and nine months ended September 30, 2007 and 2006.

At September 30, 2007 and 2006, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 9,312,594 shares and 3,685,823 shares, respectively.

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

(g) Adoption Of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  September 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of  September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following sets out the pro forma operating results for the nine months ended September 30, 2006 for  the Company had  the acquisition occurred as of January 1, 2006:

Nine months ended September 30, 2006
(Unaudited)

Net sales	$15,537,923
Cost of sales	11,579,892
Gross profit	3,958,031

Operating expenses	6,883,048
Operating loss	(2,925,017)
Other income (expense):
Interest income	15,610
Interest expense and amortization of deferred financing costs	(3,175,341)
Other non-operating income	79,830
NET LOSS	$(6,004,918)

Loss per weighted average share, basic and diluted.	$(.15)

4.	GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets consist of the following at:

	September 30,	December 31,
	2007	2006

Rancho Cordova acquisition – permit	$476,504	$475,614
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,903
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(217,286)	(150,812)
	$1,125,634	$1,191,217

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

5.	RELATED PARTY TRANSACTIONS

The Company entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 10 % of the Company’s common stock at September 30, 2007.  The following summarizes the transactions with GPP during the three and nine months ended September 30, 2007 and 2006.

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

During the quarter ended March 31, 2007, GPP made further unsecured advances to the Company utilizing assignable notes totaling $1,180,000. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at the existing fair value.  During the three months ended March 31, 2007, $749,647 of these notes was converted to 624,712 shares of common stock. As an inducement to convert, the holders were issued 182,831 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60.  The Company valued the warrants at $118,840 using a Black - Scholes option pricing model and such cost was recognized as an expense during the three months ended March 31, 2007.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 2 years.

During the quarter ended June 30, 2007, GPP made further unsecured advances to the Company utilizing assignable notes totaling $1,100,000. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at a value of $1.20 per share. During the quarter ended June 30, 2007, $1,508,565 of these notes were converted to 1,257,148 shares of common stock. The fair value of the shares at the time of conversion was $3,960,016 ($3.15) per share, resulting in a cost to induce conversion of debt of $2,451,451.  As a further inducement to convert, the holders were issued 374,948 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $977,396 using a Black - Scholes option  pricing model. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 52.12 % and an expected term for the warrants of 2 years.

During the quarter ended September 30, 2007, GPP made further unsecured advances to the Company utilizing assignable notes totaling $1,220,750. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at a value of $1.20 per share, and during the quarter ended September 30, 2007, $1,644,488 of these notes were converted to 1,370,421 shares of common stock. The fair value of the shares at the time of conversion was $3,896,440 per share, resulting in a cost to induce conversion of debt of $2,251,952.  As a further inducement to convert, the holders were issued 408,925 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $937,774 using a Black - Scholes option pricing model. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 28.04 % and an expected term for the warrants of 2 years.

The aggregate value of common stock issued in excess of the notes exchanged of $4,703,403 and the value of the warrants issued of $2,034,010 was $6,737,413 and was reflected as costs to induce conversion of debt in the accompanying statement of operations for the nine months ended September 30, 2007.

As of September 30, 2007, all of these unsecured advances have been converted.

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

As of September 30, 2007 and December 31, 2006, the Company had $33,664 and $270,000 respectively, in amounts payable to GPP for expenses related to advisory services and accrued interest.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The five year lease with payments of $4,000 per month began August 1, 2007.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost will be amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

6.	SECURED FINANCING AGREEMENT

Secured financing consists of the following notes payable to Laurus Master Fund at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)

(a) Secured convertible Term Note	$1,040,267	$1,575,757
(a) Secured non-convertible Revolving Note	4,641,365	2,971,277
(b) Secured Short Term Note	-	289,776
Valuation Discount	(1,156,768)	(1,769,174)
	4,524,864	3,067,636
Less current portion	(778,390)	(1,017,048)
Financing agreement, net of current portion	$3,746,474	$2,050,588

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

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $60,606 commencing June 1, 2006 through February 25, 2009. The amount outstanding under this loan at September 30, 2007 and December 31, 2006 was $1,040,267 and $1,575,757 respectively. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova, LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova, LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware) and General Environmental Management of Rancho Cordova, LLC.

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

The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum.  The  Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above. As of  September 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $4,641,365 and $2,971,277 against the line of credit.

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the black scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168.  The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount  and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the nine months ended September 30, 2007 the Company amortized $612,405 of this amount which is included in interest expense in the accompanying statement of operations.

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

7.	INCOME TAXES

The Company's net deferred tax assets  consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Deferred tax asset, net operating loss	$5,615,558	$7,516,674
Less valuation allowance	(5,615,558)	(7,516,674)
Net deferred tax asset	$-	$-

As of September 30, 2007, the Company had federal net operating loss carry forwards of approximately $16,516,347 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended
	September 30,
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

During the three months ended September 30, 2007, a consultant to the company agreed to convert $22,690 in expenses into 8,251 shares of common stock based upon the fair value of the stock at the date of the agreement.

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

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2007	67,067	28.20	6.48
Options granted	4,397,500	1.19	9.50
Options exercised	-	-	-
Options cancelled	(174,785)	1.43	-
Options outstanding, September 30, 2007	4,289,782	1.61	9.44
Options exercisable, September 30,2007	1,694,790	1.96	9.39

The aggregate intrinsic value of the 4,289,782 options outstanding and 1,694,790 options exercisable as of September 30, 2007 was $6,589,830 and $2,571,853, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of September 30, 2007.

For the nine months ended September 30, 2007 and 2006, the fair value of options vesting during the period was $758,291 and $172,828 respectively, and has been reflected as compensation cost. As of September 30, 2007, the Company has unvested options valued at $1,205,961 which will be reflected as compensation cost over the estimated remaining vesting period of 2 and a half years.

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

During the quarter ended March 31, 2007, the Company issued 688,293 warrants to General Pacific Partners, LLC in connection with an advisory agreement, the conversion of fees from a previous advisory agreement and as an inducement to convert several assignable notes. During the quarter ended June 30, 2007, the Company issued 374,948 warrants to General Pacific Partners, LLC as an inducement to convert several assignable notes. During the quarter ended September 30, 2007, the Company issued 408,925 and 100,000 warrants to General Pacific Partners as an inducement to convert several assignable notes and in connection with a lease agreement, see Note 5.

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

A summary of the warrant activity during the period is as follows:

Warrants outstanding, January 1, 2007	1,183,989
Warrants granted	3,899,941
Warrants exercised	-
Warrants expired	(78,951)
Warrants outstanding, September 30, 2007	5,004,979

The aggregate intrinsic value of the 5,004,979 warrants outstanding as of September 30, 2007 was $9,013,030.The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of September 30, 2007.

10.	COMMITMENTS AND CONTINGENCIES

During July 2007, General Environmental Management, Inc. (“GEM”) hired five senior industry executives who were formerly employed by Romic Environmental Technologies, Inc. (“RET”).  These executives have combined experience of more than 75 years in the Company’s industry.  The executives will assist the Company in executing our expansion plans.

A lawsuit was instituted by RET against the Company and the five former RET senior executives.  In the lawsuit, RET alleges that the Company and the five executives are liable to RET for, among other things, (1) Violation of Non-Disclosure Agreements and Termination Protection Agreements, (2) Intentional Interference with contracts, and (3) Misappropriation of Trade Secrets and Unfair Competition.  RET alleges damages of Fifteen Million Dollars, requests certain injunctive relief, punitive damages, and other remedies.  The Company believes that the lawsuit has no merit and intends to vigorously defend the action.

11.	SUBSEQUENT EVENTS

On October 31, 2007, General Environmental Management, Inc. (the “Company”) entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), each dated as of October 31, 2007, whereby we issued to Valens US and Valens (i) secured convertible term notes ("Notes") in the principal amount of $1.25 million;  (ii) an assignment of the Laurus Secured Non-Convertible Revolving Note; (iii) an amendment to modify the amortization of the remaining balance of the Laurus February 28, 2006 Secured Convertible Term Note; (iv) a warrant ("Warrant 1") to purchase up to 661,818 shares of our common stock at a price of $1.38 per share and, (v) a warrant ("Warrant 2") to purchase up to 330,909 shares of our common stock at a price of $2.75 per share. Of the Note proceeds, $64,751 was paid to Firestone Associates, Inc. and $64,751 was paid to Firestone Environmental Services, Inc. in repayment in full of the outstanding indebtedness then owing by the Company.  The Company also agreed to pay, out of the Loan proceeds, the sum of $45,000 to Valens US, Valens and Valens Capital Management, LLC, and the sum of $72,209 to various legal firms as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $60,606.06, commencing March 1, 2008. The Note is secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova LLC), GEM Mobile Treatment Services Inc., as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC and GEM Mobile Treatment Services Inc.

The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $2.78 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606.06, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Valens and Valens US have the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Valens and Valens US beneficially owning at any one time more than 9.99% of our outstanding shares of common stock. The Company  has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the Warrant.

The Company  has granted Valens and Valens US a right of first refusal with respect to any debt or equity financings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words, "believes", "expects", "anticipates", "plans to", "estimates", "projects", or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on form 10QSB to be filed by us in the fiscal year 2007

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The words “we,” “us,” “our,” and the “Company,” refer to General Environmental Management, Inc.  The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to:  (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Quarterly Report or included in our previous filings with the Securities and Exchange Commission (“SEC”).

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

COMPARISON OF THREE  MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

Total revenues were $8,555,831 for the three months ended  September  30, 2007, representing an increase of $1,534,040 or 21.8% compared to the three months ended September 30, 2006.  The increase in revenue can be attributed to improved market penetration in the Western United States and a 145% increase in revenues in the Enviroconstruction market sector.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2007 were $6,878,235 or 80% of revenue, as compared to $5,189,863 or 74% of revenue for the three months ended September 30, 2006. The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the  cost of revenue in comparison to the prior year is primarily due to lower margins on third quarter Enviroconstruction projects.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $3,034,039 or 35.5% of revenue as compared to $2,590,040 or 36.9% of revenue for the same period in 2006. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to increases in administrative salaries and benefits in association with our continued growth and expansion.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2007 were $196,199, or 2.3% of revenue, as compared to $227,208 or 3.2% of revenue for the same period in 2006. The decrease in expense is due to the use of accelerated depreciation rates in the write off of the cost of property, plant and equipment.

Interest and financing costs

Interest and financing costs for the three months ended September 30, 2007 were $574,998 or 6.7% of revenue, as compared to $2,277,346 or 32.4% of revenue for the same period in 2006.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The decrease in interest expense is due to lower costs of amortization of valuation discounts generated from conversion features of warrants and long term debt in 2007 versus 2006.

Other Non-Operating Income

The Company had other non-operating income for the three months ended September 30, 2007 of $25,329 or  0.30 % of  revenue, and $27,018 for the same period in 2006.  Non-Operating income for the  three months ended September 30, 2007 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California and warehouse space in Kent, Washington. The lease in Rancho Cordova was terminated in July 2007.

Costs to induce conversion of related party debt

During the quarter ended September 30, 2007, the Company converted $1,644,488 of assignable notes to   a related party common stock and warrants (see Note 5).  The fair value of the stock and warrants in excess of the note balance converted was a non cash charge to non operating expense for $3,189,726.

Net Loss

The net loss for the three months ended September 30, 2007 was $5,085,197 or 59.4% of revenue as compared  to a loss of $3,004,501 or 42.8% of  revenue for the same period in 2006.  The loss is attributable to a general  and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth. It also includes non-cash charges described above related to costs to induce conversion of debt as discussed in Note 5.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

For the nine months ended September 30, 2007, the Company reported consolidated revenue of $21,415,043 representing an increase of $6,395,495 or 42.6 % compared to the nine months ended September 30, 2006.  The increase in revenue can be attributed to organic growth, an increase of $3,600,486 in revenues in the Enviroconstruction market sector, an increase of $1,560,639 in revenues attributable to Gem Mobile Treatment Services (K2M) and $ 471,308 in third party broker business at our TSDF in Rancho Cordova.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 were $17,023,247 or 79.5 % of revenue, as compared to $11,316,559 or 75.3 % of revenue for the nine  months ended September 30, 2006. The cost of revenue includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to lower margins on Enviroconstruction  projects.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $10,782,081 or 50% of revenue as compared to $ 6,532,789 or 43% of revenue for the same period in 2006.  Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The first quarter included a non-cash charge for consulting and advisory fees of $2,294,104 originating from the issuance of common stock and warrants.  Also during the first quarter, the Company created the 2007 Stock Option plan (see Note 9).  In accordance with SFAS 123, the fair value of vested options are charged to expense during the period vested.  For the nine months ended September 30, 2007 the value of options vested during the period was $758,291.

Depreciation and Amortization

Depreciation and amortization expenses for the nine  months ended September 30, 2007 were $559,525 or 2.6% of revenue, as compared to $471,168 or 3.1% of revenue for the same period in 2006. The increase in expenses is related to the increase in property, plant and equipment and increased amortization expense related to intangibles acquired from recent acquisitions.

Interest and financing costs

Interest and financing costs for the nine months ended September 30, 2007 were $1,815,131 or 8.4% of revenue, as compared to $ 3,174,233 or 21% of revenue for the same period in 2006.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The decrease in interest expense is due to lower costs of amortization of valuation discounts generated from conversion features of warrants and long term debt in 2007 versus 2006.

Costs to induce conversion of related party debt

During the nine months ended September 30, 2007, the Company converted $3,902,700 of assignable notes to a related party common stock and warrants (see Note 5).  The fair value of the stock and warrants in excess of the note balance converted was a non cash charge to non operating expense for $6,737,413.

Other Non-Operating Income

The Company had other non-operating income for the  nine  months ended September 30, 2007 of $93,568,  or .4% of revenue, and $79,830  or .5% for the same period in 2006. Non-Operating income for the nine months ended 2007 consisted of continuing rental income from the lease of an office building in Rancho Cordova, California and warehouse space in Kent, Washington. The lease in Rancho Cordova terminated in July 2007.

Net Loss

The net loss for the nine months ended September 30, 2007 was $14,819,205, or 69% of revenue as compared to a loss of $5,908,593, or 39% of revenue for the same period in 2006. The loss is primarily attributable to a non-cash charge for consulting and advisory fees of $2,136,620 originating from the issuance of common stock and warrants; a non-cash charge of $758,291 related to the term value of options vested, and non-cash charges described above related to costs to induce conversion of debt as discussed in Note 5.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the nine  months ended September 30, 2007 was $3,815,017 as compared to $3,636,309 for the same period in 2006.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $14,819,205 and utilized cash in operating activities of $3,815,017 during the nine months ended September 30, 2007.  As of September 30, 2007 the Company had current liabilities exceeding current assets by $1,244,825. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

On October 31, 2007, General Environmental Management, Inc. (the “Company”) entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), each dated as of October 31, 2007, whereby we issued to Valens US and Valens (i) secured convertible term notes ("Notes") in the principal amount of $1.245 million;  (ii) an amendment to modify the amortization of the remaining balance of the Laurus February 28, 2006 Secured Convertible Term Note; (iii) warrants  to Valens US to purchase up to 344,145 shares of our common stock at a price of $1.38 per share.and up to 172,013 shares of our common stock at a price of $2.75 per share, (iv) warrants  to Valens to purchase up to 317,673 shares of our common stock at a price of $1.38 per share.and up to 158,836 shares of our common stock at a price of $2.75 per share. Of the Note proceeds, $64,751 was paid to Firestone Associates, Inc. and $64,751 was paid to Firestone Environmental Services, Inc. in repayment in full of the outstanding indebtedness then owing by the Company.  The Company also agreed to pay, out of the Loan proceeds, the sum of $45,000 to Valens US, Valens and Valens Capital Management, LLC, and the sum of $72,209 to various legal firms as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $60,606.06, commencing March 1, 2008.

Cash Flows for the Nine Months Ended September 30, 2007

Operating activities for the nine months ended September 30, 2007 used $3,815,017 in cash.  Accounts receivable, net of allowances for bad debts, increased by $1,558,205 as of  September 30, 2007 and accounts payable were increased by $588,954.  Depreciation and amortization for the nine months ended September 30, 2007 totaled $559,525. The net loss of $14,819,205 included a number of non-cash expenses incurred by the Company through the issuance of common stock and the issuance of warrants to purchase common stock (see Note 8 to the Financial Statements).  These items included $758,291 which represents the fair value of vested options on the 2005 and the 2007 stock option plans, $612,405 representing discount amortization on convertible debt, $187,314 representing amortization of deferred financing fees, $2,136,620  representing the value of warrants and common shares issued for consulting and advisory services and $6,737,413 resulting from the conversion of notes to common stock and warrants. Other non-cash expenses totaled $368,820. Prepaid expenses used $143,016 in cash for the payment of insurance premiums that will be amortized in 2007.  Accrued expenses increased by $756,067.

The Company used cash for investment in plant, property and equipment and deposits totaling  $932,297 for the nine months ended September 30, 2007.  Deposits increased based on additional collateral due for the expanded permit at our facility in Rancho Cordova, California.  Capital expenditures increased based on the expansion of our transportation assets during the nine   months. The Company raised $4,202,214 from financing activity net of repayments of debt, through the issuance of notes and common stock, execution of capital leases and advances from related parties through the issuance of assignable notes.  These increases were offset by a decrease in the outstanding balance of the Company’s secured  Notes.

These activities resulted in a $545,100 reduction in cash balances from year end December 31, 2006 to the end of the quarter September 30, 2007.

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

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services.  Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates, or the service is bundled into a service package.  These services are billed and revenue recognized when the service is performed and completed. When the service is billed, expected costs are accumulated and accrued.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceeding - During July 2007, General Environmental Management, Inc. (“GEM”) hired five senior industry executives who were formerly employed by Romic Environmental Technologies, Inc. (“RET”). These executives have combined experience of more than 75 years in the Company’s industry.  The executives will assist the Company in executing our expansion plans.

A lawsuit was instituted by RET against the Company and the five former RET senior executives.  In the lawsuit, RET alleges that the Company and the five executives are liable to RET for, among other things, (1) Violation of Non-Disclosure Agreements and Termination Protection Agreements, (2) Intentional Interference with contracts, and (3) Misappropriation of Trade Secrets and Unfair Competition.  RET alleges damages of Fifteen Million Dollars, requests certain injunctive relief, punitive damages, and other remedies.  The Company believes that the lawsuit has no merit and intends to vigorously defend the action. Filed  on form 8K with the commission on July 18, 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds – Form 8k filed with the commission on November 6, 2007.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

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

Item 5.	Other Information - None

Item 6.	Exhibits and Reports

(a)	Exhibits

	31.1	CEO Certification - Page Attached

	32.1	CFO Certification - Page Attached

	32.1	CEO Certification - Page Attached

	32.2	CEO Certification - Page Attached

(b)	Reports on Form 8-K

	1.	Reverse Stock Split of the Company’s Common Stock; filed with the commission on 1/03/07

	2.	Other events, filed with the commission on 7/18/07.

3.
Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities related to secured convertible term notes, modification of the existing secured convertible term note along with warrants to purchase common stock; filed with the Commission on November 6, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: November 14, 2007	By:	/s/ Timothy J. Koziol
Timothy J. Koziol
CEO and Chairman of the Board of Directors

Date: November 14, 2007	By:	/s/ Brett M. Clark
Brett M. Clark
Executive Vice President of Finance, Chief Financial Officer