Form 10KSB
period 2007-12-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2008-03-28
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

COMMISSION FILE NO.: 33-55254-38

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
Common Stock, $0.001 par value
Title of Class

Check mark whether the issuer (1) filed all reports  required  to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter  period that the registrant as required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure  will be contained,  to the best of the  registrant's  knowledge,  in  definitive  proxy or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form. (_____)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State issuer's revenues for its most recent fiscal year. $30,445,608

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $16,233,579 as of March 26, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2007
$.001 PAR VALUE COMMON STOCK	12,473,885 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
ANNUAL REPORT ON FORM 10KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

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

On February 14, 2005, we acquired all the outstanding shares of General Environmental Management, Inc., a Delaware corporation (“GEM.DE”) in exchange for 630,481 shares of our class A common stock and as a result, GEM.DE became a wholly owned subsidiary of Ultronics.  The acquisition has been treated as a reverse merger (recapitalization) with GEM .DE deemed to be the accounting acquirer, and Ultronics the legal acquirer. We then changed our parent name to General Environmental Management, Inc. on March 16, 2005.

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

On June 23, 2004, we acquired all of the membership interest in Pollution Control Industries of California, LLC. The primary asset of Pollution Control Industries of California, LLC was the real property on which a fully permitted, Part B treatment, storage, disposal facility (TSDF) in Rancho Cordova, California was located. The facility provides service for other environmental service companies and allows us to consolidate waste for more cost effective outbound treatment. Pollution Control Industries of California, LLC changed its name to General Environmental Management of Rancho Cordova, LLC on June 25, 2004.

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

Prior to the acquisition of GEM.DE by the Company, GEM.DE focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued internal growth. During the first quarter of 2005, we adjusted our operations to achieve greater efficiencies at the TSDF and at our field service locations.

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the registrant acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M registrant paid $1.5 million in cash to the stockholders of K2M.  As a result of the agreement, K2M became a wholly-owned subsidiary of the registrant. For purposes of accounting for the acquisition of the business of K2M, the effective date of the agreement was March 1, 2006. On August 8, 2006 K2M changed its name to GEM Mobile Treatment Services, Inc.

Our principal office is in Pomona, California and field service locations in Rancho Cucamonga, CA, Santee, CA, Port Hueneme, CA, Benicia, CA, Signal Hill, CA, Sunnyvale, CA, Kent, WA, and Baytown, TX with our TSDF in Rancho Cordova, CA.

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

The Clean Air Act.  The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which, (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

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

Industry

The environmental services sector includes the following range of services:

•
Transportation, Logistics Management, and Collection – specialized handling, packaging, transportation and disposal of industrial waste, laboratory quantities of hazardous chemicals, household hazardous wastes, and pesticides;

•	Incineration – the preferred method for treatment of organic hazardous waste because it effectively destroys the contaminants;

•	Landfill Disposal – used primarily for the disposal of inorganic wastes;

•	Physical Waste Treatment – used to reduce the volume or toxicity of waste to make it suitable for further treatment, reuse, or disposal;

•	Reuse/Recycle and Fuels Blending – removes impurities to restore suitability for an intended purpose and to reduce the volume of waste;

•
Wastewater Treatment – separates wastes including industrial liquid wastes containing heavy metals, organics and suspended solids through physical and chemical treatment so that the treated water can be discharged to local sewer systems under permits;

•
Remediation and Site Services – includes the maintenance of industrial facilities and equipment such as recurring cleaning in order to continue operations, maintain and improve operating efficiencies, and satisfy safety requirements; the planned cleanup of hazardous wastes sites and the cleanup of accidental spills and discharges, such as those resulting from transportation accidents; and the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated.

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

Products and Services

We currently provide the following products and services:

Field Services
•	On-Site Services – the provision of professional and fully trained staff to manage clients’ environmental needs on location.
•	Lab Packing – the proper combination and packaging of hazardous waste in approved containers to eliminate the potential for reactions among chemical components.
•	Bulk Waste – the managing and transportation of waste in bulk quantities, either as liquids in vacuum tankers or as solids in dumpster type roll off containers.
•	LTL Program - the managing and transportation of containerized waste in Department of Transportation/United Nations approved drums and containers.
•	Transportation – the transportation of clients’ waste streams in fully permitted and environmentally outfitted vehicles
•
Emergency Response – the immediate response to hazardous materials or waste incidents for government and industry, including providing quick and appropriate response for potential homeland security incidents.

•	Remediation – project work to clean up contaminated sites facing environmental issues.

Technical Services
•	Provide application software to profile, track any waste streams, and routinely process all compliance reporting requirements with various regulatory agencies.
•	All services may be provided electronically through our software offering.
•	Assist clients with Environmental Health and Safety (“EHS”) compliance.
•	Provide necessary and mandated training on environmental issues.
•	Provide report generation for documentation to agencies overseeing environmental issues.
•	Provide digital and hard copy waste tracking of all waste activity.
•	Provide permit writing and management for the acquisition and tracking of necessary permits for clients.
•	Write manuals and plans required by all companies with hazardous materials and waste.
•	Provide legislative and regulatory analysis pertaining to current and proposed legislation as it pertains to the hazardous waste industry and how that affects our clients.
•	Provide electronic record keeping of all EHS documents and information.
•	Provide outsource staffing for all EHS requirements eliminating the need for clients to hire in house personnel.

Recycle/Reuse Services
•	Provide alternative solutions to clients where certain chemicals or waste streams can be recycled or reused in another capacity thereby eliminating the disposal expense and exposure for our clients.
•	Develop a program where clients look to us as the leader in providing fully integrated solutions to limit their liability on waste streams and chemicals.

Government Services
•	Provide on-site services for government installations meeting all the requirements to manage, transport, and track waste streams from government contracts.

Treatment Services
•	The Rancho Cordova Facility enables us to offer more efficient and cost-effective recycling/disposal options while enhancing our corporate profitability.
•	Ground Water treatment on-site – treatment of ground water contaminated with toxic chemicals, particularly perchlorate.
•	Waste Water treatment on-site – treatment of non-hazardous waste water.
•	On-site treatment option for clients – treatment of waste at large volume waste clients.
•	Permanent treatment facility provides cost savings for clients and enhanced margin for us in the managing and treatment of waste streams.
•	Vapor control and mobile tank degassing – treatment of organic vapors from tanks and pipelines, prior to cleaning or refilling

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

Customers

Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses that have ongoing requirements for one or more of our services. A majority of our revenues are derived from previously served customers with recurring needs for our services. For the fiscal year ended December 31, 2006, one single customer accounted for 14 % of our revenues.  For the fiscal year ended December 31, 2007, one single customer accounted for 17% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

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

We maintain a casualty insurance program providing coverage for Automobile coverage, and commercial general liability in the amount of $21,000,000 per occurrence, $22,000,000 aggregate per year, subject to a $2,500 per occurrence deductible.

As part of this Liability program, Pollution Liability and Professional Liability insurance coverages are included to protect GEM for potential risks in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. This coverage is also maintained at a $21,000,000 per occurrence, $22,000,000 aggregate limit, covering third party bodily injury, property damage, remedial activities and associated liabilities for all operations performed by or on behalf of the company, subject to a $2,500 per occurrence deductible on the Pollution Liability and a $20,000 deductible per each wrongful act on the Professional Liability.

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

Employees

As of December 31, 2007, we had 128 full-time employees. Of these employees, 16 were engaged in sales and marketing, 68 were engaged in professional services/project management and 44 were engaged in finance and administration. None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

The Company experienced a net loss of $16,086,037 and $17,965,074 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company’s business, financial condition or operating results.

We have a limited operating history on which to evaluate our potential for future success. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business. Investors may lose their entire investment if we fail to reach profitability.

The Company was incorporated in September 1991 but did not engage in meaningful business operations until February 2005 when we acquired GEM.DE.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred only losses and may continue to incur losses in the foreseeable future. Our short operating history and results of operations may not give you an accurate indication of our future results of operations or prospects.  Our business and prospects, in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We are dependent upon a limited number of customers for a substantial percentage of our revenues. If we fail to retain these customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Our largest customer during the year ended December 31, 2007 accounted for approximately 17% of total revenues; for the year ended December 31, 2006 one customer accounted for approximately 14% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation

All of the assets of the Company are now pledged under recent agreements with Secured Lenders and may prevent the Company from obtaining any additional asset based financing.

All assets of the Company and its subsidiaries are secured under agreements with secured creditors, predominantly Laurus Master Fund, Ltd., (“Laurus”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”). (Laurus, Valens and Valens US are sometimes referred to as the “Secured Lenders”) Without any unsecured assets, the Company could be unable to obtain any future asset based financing.

The agreements with Secured Lenders contain terms that could place the Company in default related to the outstanding borrowings.

The agreements with the Secured Lenders include terms of default related to the funds borrowed.  These include default due to non-payment, failure to pay taxes, failure to perform under the agreements, failure to disclose items of a material nature under certain representations and warranties, attachments to any secured assets or the indictment of the Company or its executive officers for any criminal acts.  This default could result in the loss of the business.

The agreements with the Secured Lenders contain terms where the Secured Lenders can convert their notes to common shares and exercise warrants for common shares which could have an adverse affect upon the price of our common shares.

These conversions to common shares and exercise of warrants could dilute the current shareholder base, limit the Company’s ability to raise additional equity capital and limit the eventual price of common shares in the market because of the potential dilution and the fixed conversion and exercise prices of the notes and warrants respectively.

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

The conversion of our outstanding convertible debentures, convertible preferred stock and the exercise of our outstanding warrants and options could result in the issuance of up to an additional 11,779,969 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

There are potential liabilities involving customers and third parties.

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

Provisions of our certificate of incorporation and bylaws and Nevada law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

•
Our board of directors are authorized to issue of up to 100,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

•	A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors; and

ITEM 2.  Description of Property

Facilities

We own an EPA permitted Part B TSDF in Rancho Cordova, California on 4.5 acres of land.  This real estate is subject to two mortgages covering 100% of the value of the property.  The first mortgage is held by The Alliance Portfolio as collateral for a $1.25 million secured, long-term financing.  The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008.  The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 14.07% per annum.  In no event will the interest rate be less than 12.99% per annum. The second mortgage is held by Laurus Master Fund, Ltd. ("Laurus") as collateral for a secured convertible term note in the principal amount of $2.0 million; and a Secured Non-Convertible Revolving Note of up to $5.0 million. (See Liquidity)

We also lease space for a waste transfer facility in Rancho Cucamonga, California comprising approximately 9,014 square feet. This lease expires on May 31, 2010 and grants the Company the option to renew the lease for an additional one-year period.

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

We currently lease approximately 4,557 square feet of office space in one building located in Pomona, California. The lease terminates on December 31, 2010 and grants the Company the option to renew the lease for two additional one-year terms.

The Company also leases office and warehouse space for its mobile waste water treatment and degassing operation. We currently lease approximately 11,912 square feet of office and warehouse space in Signal Hill, CA. This lease expires on June 30, 2011. As of December 31, 2006 the lease in Baytown, TX covered approximately 1,000 square feet of office space on a month-to-month basis. This space has subsequently been expanded to approximately 5,000 square feet under a one year lease which expires on February 28, 2009.

ITEM 3.  Legal Proceedings

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, Namki Yi, the Vice President of Corporate Development, Betty McKee, the Director of Systems & Financial Analysis, Mindy Rath, the Director of Sales and Gary Bowling, the Regional General Manager for Southern CA, all of who were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for among other things,  Violation of Non-Disclosure Agreements and Termination Protection Agreements, Intentional Interference with contracts, and Violation of Trade Secrets and Unfair Competition. RET alleges damages of Fifteen Million Dollars and requests certain injunctive relief. The Company believes that the lawsuit has no merit, and intends to vigorously defend the action. However, an adverse outcome of this lawsuit would have a material adverse affect on our business and financial condition.

ITEM 4.  Submission of Matters to a Vote of the Security Holders

On January 29, 2007 a special meeting of the shareholders of the Company was held in Pomona, CA.  The shareholders approved an amendment and restatement of the Company’s Articles of Incorporation.  The restated articles included the increase of the authorized number of shares of common stock to one billion and the increase of the authorized number of shares of preferred stock to 100,000,000; in addition the stockholders approved a one for thirty reverse stock split.

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

Period	High	Low

2007
2007 First Quarter	2.88	1.80
2007 Second Quarter	3.60	1.86
2007 Third Quarter	3.15	2.50
2007 Fourth Quarter	2.90	1.51

Period	High	Low

2006
2006 First Quarter	28.20	15.30
2006 Second Quarter	25.80	6.00
2006 Third Quarter	7.20	2.85
2006 Fourth Quarter	4.50	2.43

NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2007, we had approximately 801 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

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

Overview

Ultronics Corporation (Ultronics) was a non-operating company formed for the purpose of evaluating opportunities to acquire an operating company.  On February 14, 2005 Ultronics acquired General Environmental Management, Inc., a Delaware corporation (“GEM.DE”) through a reverse merger between Ultronics Acquisition Corp., a wholly owned subsidiary of Ultronics and GEM.DE whereby GEM.DE was the surviving entity.

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

During 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. Subsequent to the acquisition in March 2006, the Company changed its name to GEM Mobile Treatment Services, Inc. and opened a vapor recovery service division in Houston, Texas and will be looking to expand its operations in the Gulf coast area.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $16,086,037 and utilized cash in operating activities of $3,747,615 during the year ended December 31, 2007.  The Company currently has a working capital deficit; the amount current liabilities exceed current assets, of $1,644,048 as of December 31, 2007.  There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

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

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenues

Total revenues were $30,445,608 for the twelve months ended December 31, 2007 as compared to $21,760,569 for the twelve months ended December 31, 2006, representing an increase of $8,685,039 or 40% compared to the twelve months ended December 31, 2006.  The increase in revenue can be attributed to internal growth in our enviroconstruction and mobile treatment divisions.

Cost of Revenues

Cost of revenues for the year ended December 31, 2007 were $23,756,677 or 78% of revenue, as compared to $16,761,057 or 77% of revenue for the year ended December 31, 2006. The cost of revenues includes disposal cost, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to prior years is due to a reduction in gross margin from enviroconstruction projects in 2007 versus 2006 and additional startup costs associated with GEM Mobile Treatment Services, Inc.’s Baytown, Texas service site.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2007 were $13,617,277 or 45% of revenue as compared to $9,578,895 or 44% of revenue for the same period in 2006. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The increase in expenses over the prior periods is attributable to consulting and advisory fees incurred during the year ($2.9 million), employee stock compensation costs ($1.2 million), startup costs for the Mobile Treatment division in Baytown ($0.3 million), legal costs related to the issuance and conversion of assignable notes ($0.3 million) and increased expenses from the Company’s expansion in the Western region. The Company has incurred higher rent and operating expense from the addition of the facilities utilized by the Long Beach, CA and Baytown, TX mobile treatment divisions, and higher liability insurance because of the increase in sales.

Depreciation and amortization expenses are included in operating expenses, and for the twelve months ended December 31, 2007 were $769,227 or 2.5% of revenue, as compared to $524,187, or 2.4% of revenue for the same period in 2007. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2006 and additional acquisitions of capitalized lease equipment.

Interest Expense

Interest expense for the year ended December 31, 2007 was $2,548,609, or 8.3% of revenue, as compared to $8,861,700 or 41% of revenue for the same period in 2006.  For 2007, interest expense on financings and debt was $1,103,233, and interest expense related to valuation discounts was $1,335,760. For 2006, interest expense on financings and debt was $903,753, interest expense on debt related to the abandoned acquisition was $38,962 and interest expense related to valuation discounts was $7,918,985.  The interest expense related to valuation discounts includes the amortization of deferred finance fees related to secured financing agreements, amortization of valuation discounts related to the secured financing, amortization of the valuation discount related to convertible notes, the amortization of valuation discounts created from warrants issued to finders and advisors on the May Convertible notes, and the cost of additional shares issued to the May Convertible Note holders reflecting a change in the conversion price approved by the Board of Directors. The reduction in expense in 2007 was primarily due to reduced expenses related to valuation discounts.

Costs to induce conversion of related party debt

From December 2006 through October 2007, assignable notes were converted to common stock at a value of $1.20 per share.  During the year ended December 31, 2007, $3,933,861 of these notes and accrued interest were converted into 3,278,250 shares of common stock. The fair value of the shares at the time of conversion was $8,679,689, resulting in a cost to induce conversion of debt of $4,745,828.  As a further inducement to convert, the holders were issued 974,503 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $2,051,813 using a Black - Scholes option pricing model.

The aggregate value of common stock and warrants issued of $10,731,502 in excess of the notes payable and accrued interest exchanged of $3,933,861 was $6,797,641 and was reflected as costs to induce conversion of debt.

Other Non-operating Income

The Company had other non-operating income for the year ended December 31, 2007 of $148,890 or 0.5% of revenue as compared to $105,968 or 0.5% of revenue for the same period in 2006.  Non-Operating income for the twelve months consisted of continuing rental income from the lease of an office building in Rancho Cordova, California. The lease was terminated in July 2007.

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

Net Loss

The net loss for the twelve months ended December 31, 2007 was $16,086,037 or 52.8% of revenue as compared to a loss of $17,965,074, or 82.6% of revenue for the same period in 2006.  The 2007 loss is attributable to the loss from operations, costs to induce the conversion of notes to common stock, discounts related to the debt financing completed in October 2007, and other interest and financing costs.

Net Loss Applicable to Common Shareholders

The 2006 net loss attributable to common shareholders includes dividends on preferred stock and beneficial conversion features on preferred stock.  Net loss applicable to common shareholders was $16,086,037 for the year ended December 31, 2007 as compared to $20,005,585 for the year ending December 31, 2006. For 2006, the Company recorded preferred stock dividends of $21,871, dividends on preferred stock related to the modification of conversion terms for $1,063,600 and a beneficial conversion feature of $955,040 on the Series B preferred stock.  For 2007, no preferred stock was outstanding and no beneficial conversion features were recorded.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities.  Net cash used in operations for the year ended December 31, 2007 was $3,747,615 as compared to $8,427,887 for the same period in 2006.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $16,086,037 and utilized cash in operating activities of $3,747,615 during the year ended December 31, 2007.  As of December 31, 2007 the Company had current liabilities exceeding current assets by $1,644,048. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably in the coming year due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2006.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures.  The Company’s capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock.  The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At December 31, 2007 the company had cash of approximately $955,000.

On March 3, 2006, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby we issued to Laurus (i) a secured convertible term note ("February Note") in the principal amount of $2.0 million;  (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. Of the Note proceeds, $973,774 was paid to Gibraltar Financial Corporation (“Gibraltar”) to pay the entire balance then owed to Gibraltar and $250,000 was placed in an escrow account for a period of 120 days to cover certain potential liabilities that may become owed to Gibraltar. We also agreed to pay, out of the Loan proceeds, the sum of $245,000 to Laurus Capital Management, LLC, the manager of Laurus, and the sum of $55,000 to Laurus as reimbursement for Laurus' legal fees and expenses incurred in connection with the transaction.

On October 31, 2007, we entered into a series of agreements with Laurus, Valens US and Valens, whereby

•
we issued to Valens US and Valens (i) secured convertible term notes ("October Notes") in the principal amount of $1.20 million, secured by all of our assets, the total remaining balance of the February Note at October 31, 2007 was $973,623.89. In conjunction with the October transaction, $569,603.55 or 58.5% of this balance was assigned to Valens, $392,159.43 or 40.28% of this balance was assigned to Valens US and $11,860.91 or 1.22% remained with Laurus Master Fund. The remaining balance on the revolving term note at October 31, 2007 was $4,384,467.

•
principal payments on the remaining balance of the February Note and the October Notes was set at a total of $ 60,606.06 with the first payment, along with accrued interest to be made on March 1, 2008. Of the monthly principal payments, $30,303.03 will be applied to the February Note and $30,303.03 will be applied to the October Notes,

•	the Conversion Price of the February Note and October Notes and accrued interest was set at $2.78 per share, subject to adjustment,
•
GEM Mobile Treatment Services, Inc. was added as a party to the February Note and Revolving Note, and all of the outstanding issued and outstanding capital stock of GEM Mobile Treatment Services, Inc. was pledged as collateral for the repayment of the February Note and October Notes, and

•
We issued warrants (“October Warrants”) to Valens and Valens US to purchase up to 992,727 shares of our common stock, with 661,818 October Warrants exercisable at a price of $1.38 per share, and  330,909 October Warrants exercisable at a price of $2.75 per share. The October Warrants expire on October 31, 2014.

The principal amount of the February Note and October Notes carries an interest rate of prime plus three and one half percent, subject to adjustment.  The February Note and October Notes are secured by all of our assets and the assets of our subsidiaries, Gem Delaware and subsidiaries, Gem CA, and GMT, and by a pledge of our stock in Gem Delaware, Gem CA, and GMT.

The principal amount of the notes and accrued interest thereon is convertible into shares of our common stock at a price of $2.78 per share, subject to anti-dilution adjustments. Under the terms of the February Note and the October Notes, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the February Note and October Note are convertible, through the issuance of our common stock. Laurus, Valens US and Valens have the option to convert the entire principal amount of the February Note and October Notes, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus, Valens, and Valens US beneficially owning more that 9.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the Notes or exercise of the October Warrants.

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

Cash Flows for the Year Ended December 31, 2007

Operating activities for the year ended December 31, 2007 used $3,747,615 in cash.  Accounts receivable, net of allowances for bad debts, totaled $6,495,736 as of December 31, 2007 as compared to the December 31, 2006 balance of $5,540,069.  The increase in accounts receivable is directly related to the increase in sales over the same period for 2007 as noted above.  Accounts payable totaled $4,314,515 as of December 31, 2007 as compared to an accounts payable balance of $3,755,264 for December 31, 2006.  The increase in accounts payable over the prior year was due to a large enviroconstruction project. The invoices were subsequently paid in January and February 2008.

The Company used cash for investment in plant, property and equipment; and in deposits for modifications of its permit for its TSDF in Rancho Cordova, California totaling $343,254 for the twelve months ended December 31, 2007. The company used $1,976,776 in cash for investment purposes during the same period in 2006.

The Company raised $4,426,796 cash from financing activities net of repayments of debt, through the issuance of debt, and convertible notes.

Stockholder Matters

Stockholders’ equity was $785,691 on December 31, 2007. The Company held its annual meeting of shareholders on July 2, 2007 to elect the directors, approve Weinberg & Co. P.A. as the independent certified public accountants of the Company and approve the 2007 Stock Option Plan.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cashflow in future periods:

Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Secured Financing Agreements	$6,413,604	606,061	5,807,543	-0-	-0-	-0-	-0-
Valuation Discount	$(2,042,192)	(1,750,440)	(291,752)	-0-	-0-	-0-	-0-
Debt	$1,354,306	1,274,464	44,278	35,564	-0-	-0-	-0-
Convertible Debt	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Capital Leases	$1,233,935	187,015	221,610	251,997	255,334	203,185	114,794
Interest Payments on Debt	$830,179	504,768	139,120	83,110	53,879	23,815	6,406
Employment Agreements	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lease Contracts	$2,276,710	598,224	660,303	602,834	298,375	77,728	39,246

Total Obligations	$10,066,542	1,420,092	6,581,102	973,505	607,588	304,728	160,446

On November 1, 2005, we entered into an Employment Agreement with John Brunkow, a former director of the Company. Pursuant to the terms of Mr. Brunkow’s employment agreement Mr. Brunkow was engaged by us as “counsel to the CEO” for a term of 25 months commencing on November 1, 2005 and terminating on December 1, 2007. Mr. Brunkow will receive a salary of $2,500 per month.

ITEM 7.  Financial Statements (See F-1)

ITEM 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
General Environmental Management Inc.

We have audited the accompanying consolidated balance sheets of General Environmental Management Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Environmental Management Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
March 17, 2008

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash	$954,581	$618,654
Accounts receivable, net of allowance for doubtful accounts
of $236,781 and $285,000, respectively	6,495,736	5,540,069
Prepaid expenses and other current assets	156,340	428,018
Total Current Assets	7,606,657	6,586,741

Property and Equipment – net of accumulated depreciation of
$1,854,141 and $1,248,088, respectively	3,950,253	2,918,690
Restricted cash	1,184,835	911,168
Intangible assets, net	1,028,044	1,191,217
Deferred financing fees	394,082	291,529
Deposits	282,070	147,742
Goodwill	946,119	946,119
TOTAL ASSETS	$15,392,060	$12,993,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,314,515	$3,755,264
Accrued expenses	1,689,843	2,149,178
Accrued disposal costs	1,052,509	593,575
Payable to related party	31,871	824,783
Deferred rent	37,769	25,150
Current portion of financing agreement	662,719	1,017,048
Current portion of long term obligations	1,274,464	82,470
Current portion of capital lease obligations	187,015	42,962
Total Current Liabilities	9,250,705	8,490,430

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	3,708,694	2,050,588
Long term obligations, net of current portion	79,842	1,472,014
Capital lease obligations, net of current portion	1,046,920	232,878
Convertible Notes payable	520,208	601,161
Total Long-Term Liabilities	5,355,664	4,356,641

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock, liquidation preference $1 per share,
$.001 par value, 100,000,000 shares authorized, none and
2,480,500 shares issued and outstanding	-	2,481
Common stock, $.001 par value, 1,000,000,000 shares authorized, 12,473,885
and 5,920,408 shares issued and outstanding	12,474	5,920
Additional paid in capital	50,151,615	33,430,095
Accumulated deficit	(49,378,398)	(33,292,361)
Total Stockholders' Equity	785,691	146,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,392,060	$12,993,206

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006

REVENUES	$30,445,608	$21,760,569
COST OF REVENUES	23,756,677	16,761,057

GROSS PROFIT	6,688,931	4,999,512

OPERATING EXPENSES	13,617,277	9,578,895

OPERATING LOSS	(6,928,346)	(4,579,383)

OTHER INCOME (EXPENSE):
Interest income	39,667	26,378
Interest and financing costs	(2,548,609)	(8,861,700)
Gain (Loss) on Disposal of Fixed Assets	-	(3,308)
Other non-operating income	148,890	105,968
Costs to induce conversion of related party debt	(6,797,639)	-
Costs of abandoned acquisition	-	(4,653,029)

NET LOSS	(16,086,037)	(17,965,074)

Dividend on Series A Preferred Stock on conversion term	-	(522,500)

Issuance of additional shares based on amended conversion price- Series A Preferred	-	(50,000)

Beneficial conversion feature on the series B convertible preferred stock	-	(955,040)

Dividend on Series B Preferred Stock on modification of conversion term	-	(491,100)

Preferred stock dividend	-	(21,871)

Net Loss applicable to common stockholders	$(16,086,037)	$(20,005,585)

CALCULATIONS OF NET LOSS PER COMMON SHARE, BASIC AND DILUTED:

Net loss applicable to common stockholders	$(1.55)	$(10.83)

Weighted average shares of common stock outstanding	10,360,712	1,845,873

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Preferred Stock		Preferred Stock		Additional
	Common Stock		Series A		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	929,786	$930	250,000	$212,628	-	$-	$13,110,935	$(13,286,776)	$37,717
Valuation of warrants and beneficial conversion feature on issued notes payable							2,321,153		2,321,153
Beneficial Conversion Feature on May Convertible Notes							4,753,277		4,753,277
Issuance of Common Shares Related to Legal settlement with Shareholders	2,200	2					6,598		6,600
Issuance of Preferred Shares Related to Legal settlement with Shareholders					25,000	25	24,975		25,000
Beneficial Conversion Feature on Series B Preferred Issued related to Legal Settlement with Shareholder							30,000		30,000
Issuance of common stock on conversion of May convertible debt	3,168,852	3,169					4,750,108		4,753,277
Issuance of Series B convertible preferred stock					2,455,500	2,456	2,305,715		2,308,171
Beneficial Conversion Feature on Series B Preferred Shares							955,040	(955,040)	-
Deemed Dividend on modification of Series B Preferred Stock conversion term							491,100	(491,100)	-
Deemed Dividend on modification of Series A Preferred Stock conversion term							522,500	(522,500)	-
Conversion of Series A Preferred stock to common	166,667	167	(250,000)	(212,628)			212,461		-
Valuation of warrants on placement and advisory fees							1,247,144		1,247,144
Issuance of common stock for finders fee	8,235	8					209,992		210,000
Issuance of common stock for settlement of payable to related party	3,667	4					56,096		56,100
Issuance of additional shares based on amended conversion price- May Convertible Note	792,213	792					949,863		950,655
Issuance of additional shares based on amended conversion price- Series A Preferred	41,667	41					49,959	(50,000)	-
Preferred stock dividends								(21,871)	(21,871)
Issuance of common stock on conversion of debt	807,121	807					967,739		968,546
Valuation of warrants issued to induce conversion of notes payable							239,715		239,715
Stock compensation cost							225,725		225,725
Net loss for year 2006								(17,965,074)	(17,965,074)

Balance, December 31, 2006	5,920,408	5,920	-	-	2,480,500	2,481	33,430,095	(33,292,361)	146,135

(continued)

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Preferred Stock		Preferred Stock		Additional
	Common Stock		Series A		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Issuance of common stock for settlement of payable to related party	184,874	185					219,815		220,000
Issuance of common stock on conversion of debt	377,308	378					451,225		451,603
Issuance of common stock on conversion of preferred stock	2,067,106	2,067			(2,480,500)	(2,481)	414		-
Issuance of common stock on conversion of notes payable to related party	3,278,250	3,278					8,676,411		8,679,689
Issuance of common stock for cash	1,152	1					1,887		1,888
Issuance of common stock pursuant to advisory agreement with related party	426,500	427					507,108		507,535
Issuance of common stock on conversion of interest on notes payable	165,083	165					196,607		196,772
Issuance of common stock for services	53,104	53					98,887		98,940
Issuance of common stock on exercise of stock options	100	-					119		119
Fair value of modification of warrants terms with related entity							136,082		136,082
Valuation of warrants issued to related entity as inducement to convert debt to equity							2,095,904		2,095,904
Stock compensation cost for value of vested options							1,199,301		1,199,301
Fair value of warrants issued in connection with advisory fee agreement with related party							357,750		357,750
Valuation of beneficial conversion & warrants issued in connection with issuance of financing agreement							1,245,209		1,245,209
Valuation of warrants issued in connection with conversion of debt							62,163		62,163
Valuation of warrants issued in connection with conversion of interest							36,865		36,865
Valuation of warrants issued to related party in connection with lease							187,128		187,128
Valuation of warrants issued for consulting services							1,248,645		1,248,645
Net loss for year 2007								(16,086,037)	(16,086,037)

Balance, December 31, 2006	12,473,885	$12,474	-	$-	-	$-	$50,151,615	$(49,378,398)	$785,691

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(16,086,037)	$(17,965,074)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	769,227	524,187
Amortization of discount on notes	1,008,619	86,377
Fair value of common stock issued for services	606,475	-
Fair value of vested options	1,199,301	225,725
Fair value of warrants issued for services	1,606,395	1,247,144
Beneficial conversion feature on issuance of convertible notes	-	4,753,277
Fair value of additional shares issued due to modification of convertible notes	-	950,655
Conversion of accrued interest to common stock	-	23,206
Value of stock and beneficial conversion feature related to legal settlement	-	61,600
Costs to induce conversion of notes payable	6,797,641	239,715
Accrued interest on notes payable	77,797	-
Amortization of discount on convertible debt	-	680,450
Amortization of deferred financing fees	264,540	208,240
Gain on issuance of common shares for related party debt	-	(53,900)
Changes in assets and liabilities:
Accounts Receivable	(955,667)	(396,315)
Prepaid and other current assets	21,794	(51,866)
Increase in deposits and restricted cash	(407,995)	(433,091)
Accounts Payable	559,251	(165,659)
Fair value of warrants issued to modify debt	279,202	224,783
Accrued expenses and other liabilities	511,842	1,412,659
NET CASH USED IN OPERATING ACTIVITIES	(3,747,615)	(8,427,887)

INVESTING ACTIVITIES:
Acquisition, net of liabilities assumed	-	(1,500,000)
Additions to property and equipment	(343,254)	(476,776)
NET CASH USED IN INVESTING ACTIVITIES	(343,254)	(1,976,776)

FINANCING ACTIVITIES
Net advances from notes payable- financing agreement	331,584	(1,094,780)
Proceeds from new financing agreement	1,118,001	-
Issuance of notes payable and capital leases	-	350,746
Repayments of payable, investors notes	-	-
Payment of notes payable	(385,745)	(99,654)
Proceeds from issuance of notes	-	4,510,616
Proceeds from issuance of common stock	1,888	-
Proceeds from exercise of warrants	119	-
Proceeds from issuance of convertible preferred stock	-	2,308,171
Proceeds from issuance of convertible notes	-	4,753,277
Deferred financing fees	-	(416,930)
Advances from related parties, net	3,360,949	663,876
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,426,796	10,975,322

INCREASE IN CASH AND CASH EQUIVALENTS	335,927	570,659

Cash and cash equivalents at beginning of year	618,654	47,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$954,581	$618,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$982,015	$642,623

(continued)

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES :

Beneficial Conversion Feature on issuance of convertible notes	$-	$4,753,277
Value of warrants issued to lenders recorded as debt discount	-	1,191,262
Value of beneficial conversion feature of notes issued recorded as debt discount	-	932,168
Value of warrants issued in connection with lease	187,128	-
Conversion of related party debt to common stock	3,933,861	56,100
Conversion of investor interest to common stock	196,772	-
Conversion of fees due in related party to common stock	220,000	-
Issuance of common stock for financing costs	-	210,000
Issuance of capital lease obligations	1,294,363	-
Deferred financing cost included in payable to related party	-	75,000
Value of warrants and beneficial conversion feature on notes	1,245,209	955,040
Fair value of additional shares issued based on modification of conversion price of Series A Preferred Stock	-	50,000
Conversion of Preferred stock to common stock	-	212,628
Accrual of Preferred Stock Dividend	-	21,871
Deemed dividend on modification of conversion term of Series A Preferred Stock	-	522,500
Deemed dividend on modification of conversion term of Series B Preferred Stock	-	491,100
Conversion of Notes Payable to common stock	-	4,753,277
Issuance of common stock for accrued expenses	451,602	-

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern.  The Company incurred a net loss of $16,086,037 and utilized cash in operating activities of $3,747,615 during the year ended December 31, 2007, and as of December 31, 2007 the Company had current liabilities exceeding current assets by $1,644,048.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of General Environmental Management, Inc., a Nevada corporation, and its wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation, GEM Mobile Treatment Services, Inc., a California corporation and General Environmental Management of Rancho Cordova, LLC. Inter-company accounts and transactions have been eliminated.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the year ended December 31, 2007, two customers accounted for approximately 17% and 10% of revenues, respectively. During the year ended December 31, 2006, one customer accounted for approximately 14% of revenues. As of December 31, 2007, two customers accounted for 25% and 11% of accounts receivable.

(e) Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, and amounts due to related party as of December 31, 2007 approximates their respective fair values due to the demand or short-term nature of those instruments.  The carrying amounts of the Company’s financing agreements, capital lease obligations and long term obligations approximate fair value because the related effective interest rates on these instruments approximates the rates usually available to the Company.

(f) Cash

Cash in bank and short term investments with maturities fewer than thirty days are recorded as cash balances.

(g) Trade Receivables

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At December 31, 2007, trade receivables had a net balance in the amount of $6,495,736 net of an allowance of $236,781. At December 31, 2006, trade receivables had a net balance in the amount of $5,540,069 net of an allowance of $285,000.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(h) Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight line method based on the estimated useful lives of the assets, generally as follows:

Transportation	5 Years
Equipment	5 – 7 Years
Furniture and fixtures	5 – 7 Years
Building and Improvements	20 - 40 Years

Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. In accordance with the Company’s operating permit for the fully permitted Treatment, Storage, and Disposal Facility in Rancho Cordova, California , the Company is liable for certain costs involving the ultimate closure of the facility.  These expenses include costs of decommissioning, remediation, and incremental direct administration costs to close the facility. The Company accounts for these costs based on SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.  When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying value of the related facility (long-lived asset).  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the facility.  Upon settlement of the liability, a gain or loss will be recorded.  The Company recorded asset retirement liabilities of $2,013 in 2007 and $2,013 in 2006.

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

The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Based upon management’s assessment, there are no indicators of impairment of its goodwill or intangibles at December 31, 2007 or 2006.

(j) Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of its long lives assets at December 31, 2007 or 2006.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(k)  Deferred Rent

Certain of the Company’s operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, the Company recognizes the related rental expense on a straight-line basis beginning on the date the property is delivered.  The difference between the amount charged to expense and the rent paid is recorded as deferred rent, and included in current liabilities.

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

(m) Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk free rate of return	4.78%	3.68%
Option lives in years	8.0	8.0
Annual volatility of stock price	83.5%	161.5%
Dividend yield	--%	--%

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2007 and 2006.

At December 31, 2007 and 2006, potentially dilutive securities consisted of convertible preferred stock, outstanding common stock purchase warrants, convertible debt and stock options to acquire an aggregate of 11,779,969 shares and 1,251,056 shares, respectively.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

3. ACQUISITION

On March 10, 2006, the Company entered into a stock purchase agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M, the Company paid $1.5 million in cash to the stockholders of K2M and assumed liabilities of $173,238, resulting in purchase price consideration of $1,673,238 which has been allocated as follows:

Property and Equipment	$345,631
Intangibles – Customer Relationships	438,903
Intangibles – Licenses and Permits	27,090
Goodwill	861,614

Total	$1,673,238

To assist in determining the purchase price allocation, the Company employed an outside valuation expert. In order to prepare the valuations of Customer Relationships the independent valuation experts based the valuations on the following assumptions: the value of customer relationships was based on a 12 year useful life. The forecasted gross revenues and anticipated earnings before income tax margins for each subsidiary were provided by the Company. The Company prepared forecasts that reflected the anticipated revenues from each of the current customers of the subsidiaries over a ten year period. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present day value using discount rates of 12.45%, and a 40% corporate tax rate.

The following sets out the pro forma operating results for the year ended December 31, 2006 for the Company had the acquisition occurred as of January 1, 2006:

Pro Forma (Unaudited) Year ended December 31, 2006

Net Sales	$22,278,944
Cost of Sales	17,024,391
Gross Profit	5,254,553
Operating Expenses	9,935,626
Operating Loss	(4,681,073)
Other income (expense)
Interest income	26,378
Interest expense and amortization of deferred financing costs	(8,862,808)
Gain (Loss) on Disposal of Fixed Assets	(3,308)
Other non-operating income	105,968
Costs of abandoned acquisition	(4,653,029)
PRO FORMA NET LOSS	$(18,067,872)
Pro forma loss per weighted average share, basic and diluted	$(9.79)

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

4. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of December 31, 2007 and 2006.

	2007	2006

Land	$905,000	$905,000

Building and improvements	1,074,642	1,058,500

Vehicles	849,783	1,029,305

Equipment and furniture	369,218	317,517

Warehouse equipment	2,561,858	818,292

Leasehold improvements	8,047	2,319

Asset retirement obligations	35,846	35,846

	5,804,394	4,166,779

Less accumulated depreciation and amortization	1,854,141	1,248,089

Property and equipment net of accumulated depreciation and amortization	$3,950,253	$2,918,690

Property and equipment includes assets under capital lease with a cost of $1,590,480 and $296,118 and accumulated depreciation of $248,678 and $23,798 as of December 31, 2007 and 2006, respectively.

Depreciation expense was $606,054 and $382,273 for the years ended December 31, 2007 and 2006 respectively.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

5.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2007 and 2006:

	2007	2006

Rancho Cordova - permits	$475,659	$475,614
Prime acquisition - customers	400,422	400,422
K2M Acquisition – customers	438,904	438,903
K2M Acquisition – permits	27,090	27,090
Total Cost	1,342,075	1,342,029
Accumulated amortization	(314,031)	(150,812)
	$1,028,044	$1,191,217

Amortization expense was $163,173 and $141,914 for the years ended December 31, 2007 and 2006 respectively

Permit costs arising from the Rancho Cordova acquisition have been capitalized and are being amortized over the life of the permit, including expected renewal periods.

Customer relationships resulting from the Prime acquisition have been capitalized and are being amortized over five years, its expected actual life.

In March 2006, the Company acquired all of the issued and outstanding common stock of K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company. The Company allocated the excess of net assets acquired to customer relationships and permits and will amortize these amounts over five years.

Future annual amortization under these intangible assets at December 31, 2007 is as follows:

Year Ended December 31,	Amount

2008	$163,218
2009	163,218
2010	163,218
2011	163,221
2012	13,398
Thereafter	361,771
$1,028,044

Goodwill consists of the following at December 31, 2007 and 2006:

	2007	2006

Goodwill – Prime Acquisition	$84,505	$84,505
Goodwill – K2M Acquisition	861,614	861,614
	$946,119	$946,119

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6. RELATED PARTY TRANSACTIONS

The Company entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns approximately 8% of the Company’s common stock at December 31, 2007.  The following summarizes the transactions with GPP during the years ended December 31, 2007 and 2006.

Advisory fees

During the years ended December 31, 2007 and 2006 the Company incurred $90,500 and $525,000 respectively in fees for advisory services provided by General Pacific Partners (“GPP”). As of December 31, 2007 all amounts owed to General Pacific Partners for fees related to advisory services had been paid.   As of December 31, 2006, amounts owed to General Pacific Partners for fees related to advisory services were $270,000.

On February 1, 2007, the Company entered into a twelve month advisory agreement with GPP.  The fees under the agreement consisted of an initial cash fee of $55,500, expenses of $35,000, the issuance of 426,500 shares of its common stock, valued at $507,535, and a seven year warrant to purchase 450,000 shares of the Company’s common stock at $0.60 per share. The Company valued the warrants at $357,750 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years. The Company also agreed to modify certain terms of two sets of warrants issued during 2006 including the modification of the exercise price (from $1.20  per share to $0.60 per share) and the life of the warrants (from 5.5 years to 6.5 years).  The second set of warrants included the modification of the life of the warrants (from 1.75 years to 6.75 years).  The Company valued the modification of these warrants as $136,082 which was based on the difference of the warrant before and after the modification. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17% and an expected term for the warrants of 6.5 and 6.75 years.  The Company reflected an aggregate charge of $1,091,867 during the year ended December 31, 2007 relating to these transactions.

On March 31, 2007 General Pacific Partners agreed to convert $220,000 of accrued advisory fees and expenses into 184,874 shares of common stock based upon the existing fair value of the Company’s common stock.   As an inducement to convert, the Company issued GPP a seven year warrant to purchase 55,462 shares of the Company’s common stock at $0.60 per share. These warrants were valued at $44,092 using the Black - Scholes valuation model and such cost was recognized as an expense.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

During the year ended December 31, 2006, as a part of an advisory agreement, the Company issued 333,334 warrants, valued at $773,761, to purchase common stock at $1.20 per share. The company used the Black Scholes valuation model to determine the value of the warrants. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 93.49% and an expected term for the warrants of 6 years.  The Company allocated the fees and warrant values to specific tasks outlined in the advisory agreement. This included $513,165 related to an abandoned acquisition (Note 14), $319,730 related to the issuance of convertible notes and $465,871 related to general corporate matters.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Issuance and conversion of assignable notes

From December 2006 through October 2007 General Pacific Partners made several unsecured advances to the Company utilizing assignable notes totaling $3,897,984. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at a value of $1.20 per share, and during the year ended December 31, 2007, $3,933,861 of these notes and accrued interest were converted into 3,278,250 shares of common stock. The fair value of the shares at the time of conversion was $8,679,689 resulting in a cost to induce conversion of debt of $4,745,828.  As a further inducement to convert, the holders were issued 974,503 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $2,051,811 using a Black - Scholes option pricing model.

The aggregate value of common stock and warrants issued of $10,731,500 in excess of the notes payable and accrued interest exchanged of $3,933,861 was $6,797,639 and was reflected as costs to induce conversion of debt in the accompanying statement of operations for the year ended December 31, 2007.

As of December 31, 2006 there was $550,000 outstanding under these unsecured advances. As 2007, all of these unsecured advances have been converted to common stock and no further amounts were due.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 9) and requires payments of $4,000 per month begginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost will be amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Racing Sponsorship

During the year ended December 31, 2007 the Company provided services to O’Connell Racing, a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  In connection with this sponsorship, services were provided to O’Connell Racing that totaled approximately $42,000. The Company plans to continue its sponsorship in 2008.

7. SECURED FINANCING AGREEMENTS

Secured financing consists of the following notes payable at December 31, 2007 and 2006:

	2007	2006

(a) Secured convertible Term Note	$973,623	$1,575,757
(b) Secured non-convertible Revolving Note	4,194,771	2,971,277
(c) Secured convertible October Term Note	1,245,210	289,776
Valuation Discount	(2,042,191)	(1,769,174)
	4,371,413	3,067,636
Less current portion	(662,719)	(1,017,048)
Financing agreement, net of current portion	$3,708,694	$2,050,588

On March 3, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus"), each dated as of February 28, 2006, whereby the Company issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2.0 million;  (ii) a Secured Non-Convertible Revolving Note of up to $5.0 million; and, (iii) a warrant ("Warrant") to purchase up to 107,267 shares of our common stock at a price of $26.10 per share. The Company also agreed to pay out of the Loan proceeds $245,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, and $40,000 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction. The Company also incurred an additional $41,193 of closing costs for total closing costs of $326,193.   The Company subsequently amended the terms of the Note on October 31, 2007 as described below.

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168.  The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the years ended December 31, 2007 and 2006 the Company amortized $816,540 and $680,451 of this amount which is included in interest expense in the accompanying statement of operations.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $552,000, of which $210,000 was paid through the issuance of 8,236 shares of our common stock. In addition, the Company issued these finders warrants to purchase 17,804 shares of common stock at a price of $26.10 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,653 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The fees paid to the finders and the value of the warrants issued to the finders in the aggregate amount of $749,653 have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  During the years ended December 31, 2007 and 2006 the Company amortized $816,540 and $208,240, respectively, of this amount which is included in interest expense in the accompanying statement of operations.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Terms of the notes are described below

(a) On March 3, 2006, General Environmental Management, Inc. entered into an agreement with Laurus Master Fund, Ltd. dated as of February 28, 2006, whereby the Company issued to Laurus a secured convertible term note ("Note") in the principal amount of $2.0 million;

Under terms of the initial agreement, the principal amount of the Note carried an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company also was required to make monthly principal payments in the amount of $60,606.06, commencing June 1, 2006, until its maturity on February 28, 2009, as well as monthly interest payments in the amount of prime plus 3.5%, but in no event less than 8% per annum.

The Note is secured by all of the Company’s assets and the assets of its direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), GEM Mobile Treatment Services, Inc. (California) and General Environmental Management of Rancho Cordova LLC.

The principal amount of the Note and accrued interest thereon was initially convertible into shares of its common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606.06, plus the monthly interest payment (together, the "Monthly Payment"), were payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of its common stock into which the Note is convertible, through the issuance of its common stock. Laurus had the option to convert the entire principal amount of the Note, together with interest thereon, into shares of its common stock, provided that such conversion does not result in Laurus beneficially owning at any one time more that 4.99% of its outstanding shares of common stock. The Company agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the Warrant.

On October 31, 2007, the Company entered into an Amendment of, and Joinder to, Existing Financing Documents with Laurus Master Fund Ltd., wherein the Company’s principal payment for the convertible term loan under the February 28, 2006 Secured Convertible Term Loan agreement was changed.  The following are the terms under the new payment schedule:

    •  Monthly principal payment was reduced from $60,606.06 to $30,303.03 (from February 2008 to February 2009)
    •  4-months grace period for principal payment (monthly payment will start in March 2008)
    •  Interest is to be paid monthly (no change on interest rate, which is based on prime +3.5%)
    •  Balloon payment in February 2009 for the remaining balance of the loan

The initial Convertible Term Note was issued with warrants in 2006. There were no changes in the warrant terms nor in the conversion feature of the note.  Laurus also re-issued new notes to the Company in the name of Valens Offshore, which is the new operating name for the lender.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company reviewed EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments to determine if there was a substantial modification of the debt instrument, and whether a debt extinguishment gain or loss should be recognized. The Company performed an analysis of the present value of the cash flows under the old and revised terms of the note and has determined that there is no substantial change in the cash flows.  There were also no changes in the note’s conversion feature and the warrants issued with the note that could affect the cash flows of the note.

(b) The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum.  The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above.  As of December 31, 2007 and 2006, the Company had outstanding borrowings of 4,194,771 and $2,971,277 against the Revolving Note.

(c)  On October 31, 2007, General Environmental Management, Inc entered into an agreement with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), dated as of October 31, 2007, whereby the Company issued to Valens US and Valens (i) secured convertible term notes ("Notes") in the principal amount of $1.25 million;  (ii) an assignment of the Laurus Secured Non-Convertible Revolving Note; (iii) a warrant ("Warrant 1") to purchase up to 661,818 shares of its common stock at a price of $1.38 per share and, (iv) a warrant ("Warrant 2") to purchase up to 330,909 shares of its common stock at a price of $2.75 per share.  The balance outstanding under this note at December 31, 2007 was $1,245,210.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $30,303.03, commencing March 1, 2008. The Note is secured by all of its assets and the assets of its direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova LLC), GEM Mobile Treatment Services Inc., as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC and GEM Mobile Treatment Services Inc.

The principal amount of the Note and accrued interest thereon is convertible into shares of its common stock at a price of $2.78 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $30,303.03, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of its common stock into which the Note is convertible, through the issuance of its common stock. Valens and Valens US have the option to convert the entire principal amount of the Note, together with interest thereon, into shares of its common stock, provided that such conversion does not result in Valens and Valens US beneficially owning at any one time more than 9.99% of its outstanding shares of common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the Warrant.

The Company calculated that the fair value of the warrants issued to Valens as $775,586 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 70.18% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note was $469,623.  The value of the warrants and the calculated beneficial conversion feature of $1,245,210 has been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the year ended December 31, 2007 the Company amortized $155,651 of this amount which is included in interest expense in the accompanying statement of operations

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Future annual maturities under these notes payable at December 31, 2007 are as follows:

Year Ended December 31,	Amount

2008	$606,061
2009	5,807,543
Total	$6,413,604

8. CONVERTIBLE NOTES PAYABLE

During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the TSDF located in Rancho Cordova, California.  The notes are secured and carry an interest rate of eight percent (8%) per annum and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  As of December 31, 2007, notes payable of $500,000 plus accrued interest of $20,208 remain outstanding. As of December 31, 2006, notes payable of $500,000 plus accrued interest of $101,159 remain outstanding. During the year ended December 31, 2007 accrued interest of $148,750 was converted to 125,000 shares of common stock.  The notes were initially due September 29, 2005 but have been extended until June, 2008.

9. LONG TERM DEBT

Long term debt consists of the following at December 31, 2007 and 2006:

	2007	2006

(a) Vehicle notes	$22,303	$40,129
(b) Notes Payable, Alliance	1,250,000	1,250,000
(c) Equipment notes	97,628	124,738
(d) Firestone Notes	-	176,076
	1,369,931	1,590,943
Loan Discount	(15,625)	(36,459)
	1,354,306	1,554,484
Less current portion	1,274,464	82,470
Notes payable, net of current portion	$79,842	$1,472,014

(a) Note payable in monthly installments of $815 including interest at 1.9%, through April 2010. The note is secured by a vehicle.

(b) On September 12, 2005, our wholly owned subsidiary, General Environmental Management of Rancho Cordova, LLC, (“GEM LLC”) entered into a $1.25 million secured, long-term financing arrangement with The Alliance Portfolio (the “2005 Loan”). The loan is secured by real estate.

The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008.  The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. The interest rate reset to 14.07% on June 1, 2007. In no event will the interest rate be less than 12.99% per annum. In connection with obtaining the loan, the Company paid a $62,500 loan origination fee which is being amortized over the term of the loan.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(c) The equipment note is for equipment utilized by GEM Mobile Treatment Services. It requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment.

(d) The Company entered into two notes as part of the consideration given for the purchase of certain assets of Firestone Environmental Services, Inc.  The notes were secured by the assets purchased from the companies.  Each seller was given a $220,000 note for an aggregate total of $440,000.  The notes carried an interest rate of 14% and were due in monthly installments of $6,614 through August of 2009.  The notes were paid in full on October 31, 2007.

Future annual maturities under these notes payable at December 31, 2007 are as follows:

Year Ended December 31,	Amount

2008	$1,274,464
2009	44,278
2010	35,564
$1,354,306

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $4,000 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At December 31, 2007, monthly payments under these leases aggregated $31,590. The leases expire at various dates through 2013. The amounts outstanding under the capital lease obligations were $1,233,935 and $275,840 as of December 31, 2007 and 2006, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2008	$333,209
2009	331,834
2010	335,107
2011	309,213
2012	227,000
Thereafter	109,343
Total payments	1,645,706
Less: amount representing interest	(411,771)
Present value of minimum lease payments	1,233,935
Less: current portion	(187,015)
Non-current portion	$1,046,920

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

11. STOCKHOLDERS’ EQUITY

Common Stock and Warrants issued for Financing and Advisory Fees

During 2006, the Company issued 523,327 warrants valued at $1,247,144 for financing and advisory fees as follows:

Pursuant to advisory agreements with General Pacific Partners, LLC relating to the raising of convertible debt, a proposed acquisition agreement and general corporate matters, the Company issued 333,334 warrants to purchase common stock at $1.20 with a term of seventy two (72) months. The value of these warrants was calculated at $773,761.  The value of this warrant was allocated to specific services performed (see Note 6). For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 125% and an expected term for the warrants of 6 years.

Pursuant to advisory agreements with Ascendiant Securities LLC relating to raising of 2006 May convertible notes,  the Company issued 189,993 warrants to purchase common stock at $1.20 with a term of sixty months (60) months. The value of these warrants was calculated at $473,383 and was accounted for as additional interest expense (see May 2006 convertible notes). For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 138% and an expected term for the warrants of 5 years.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Common Stock for Services

During the year ended December 31, 2006 as part of the fee arrangement related to the secured financing agreement (See Note 6), the Company issued 8,235 shares of common stock valued at $210,000 to its financial advisor.

During the year ended December 31, 2006 as part of a legal settlement with a shareholder, the Company issued 2,200 shares of common stock valued at $6,600.  Additionally, the Company issued 25,000 shares of Series B Convertible Preferred Stock valued at $25,000 and recorded a beneficial conversion feature of $30,000 in connection with the settlement.

During the year ended December 31, 2007, Ascendiant Securities LLC, an advisor to the Company, agreed to convert $312,768 in advisory fees and expenses into 260,641 shares of common stock based upon the fair value of the stock at the date of the agreement. In addition, a consultant to the Company agreed to convert $138,834 of accrued services performed in conjunction with acquisitions and advisory services performed during 2006 into 116,667 shares of common stock based upon the fair value of the stock at the date of the agreement.

During the year ended December 31, 2007, a consultant to the company agreed to convert $22,690 in expenses into 8,251 shares of common stock based upon the fair value of the stock at the date of the agreement.  On December 31, 2007, Patrick Lund, legal counsel for the company, agreed to convert $76,250 in legal fees into 44,853 shares of the company’s common stock based upon the fair market value of the stock at the date of the agreement.

Issuance of Common Stock on Exercise of Stock Options

On July 27, 2007 one employee exercised 100 options granted under the Company’s 2007 Employee Stock Option Plan resulting in net proceeds to the Company of $119.

Issuance of Common Stock on Conversion of Interest

During the year ended December 31, 2007, holders of convertible notes issued during 2004 and 2006, agreed to convert $196,772 of accrued interest into 165,083 shares of common stock based upon the fair value of the stock at the date of the conversion.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Issuance of Warrants for Services

In March 2007, the Board of Directors awarded 2,085,000 fully vested warrants to purchase common stock of the Company to various individuals and consultants.  These awards included 650,000 warrants to the Chairman of the Board, 500,000 warrants to the Chief Financial Officer, 35,000 warrants to the Chairman of the Audit committee, 400,000 warrants to Revete Capital Partners, LLC, a consultant to the Company and 500,000 shares to Extend Services Pty Ltd., also a consultant to the Company. The warrants are exercisable at $1.19 per share and have a 7 year life as noted per the Company’s board approval. The value of these warrants was calculated at $1,248,645 and included in the statement of operations for the year ending December 31, 2007.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78 % and expected volatility of 33.17 % based on the Gemini Valuation report dated March 1, 2007.

Preferred Stock

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

On January 31, 2007 the Board of Directors authorized the conversion of the Series B Convertible Preferred Stock into 2,067,106 shares of the Company’s common stock.

12. STOCK OPTIONS AND WARRANTS

Stock Options

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (the “2005 Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 88,117 shares.

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “2007 Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company issues stock options to employees, directors and consultants under the 2007 Stock Option Plan.  Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant.  Stock option activity for the years ended December 31, 2007 and 2006 was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price

Options, January 1, 2006	56,017	31.80
Options granted	12,587	11.70
Options exercised	-	-
Options cancelled	(1,537)	22.50
Options, December 31, 2006	67,067	28.20
Options granted	5,233,268	1.33
Options exercised	(100)	1.19
Options cancelled	(300,042)	2.10
Options, December 31, 2007	5,000,193	$1.64
Options exercisable, December 31, 2007	2,175,004	1.82

The aggregate intrinsic value of the 5,000,193 options outstanding and 2,175,004 options exercisable as of December 31, 2007 was $2,095,953 and $981,185, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of December 31, 2007.

Options outstanding at December 31, 2007 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total options outstanding	Weighted average remaining life in years	Total weighted average exercise price	Options exercisable	Exercisable weighted average exercise price
$30.00	37,361	5.17	$30.00	32,366	$30.00
48.00	134	5.33	48.00	87	48.00
39.00	9,335	5.58	39.00	5,600	39.00
35.10	551	5.83	35.10	330	35.10
25.80	2,501	6.33	25.80	1,125	25.80
6.60	7,099	6.58	6.60	2,853	6.60
2.50	358,500	9.83	2.50	90,000	2.50
1.70	475,000	10.00	1.70	118,750	1.70
1.19	4,109,712	9.25	1.19	1,923,893	1.19
$1.19-$48.00	5,000,193	9.32	1.64	2,175,004	$1.83

The total stock based compensation expense for the years ended December 31, 2007 and 2006 was $1,199,301 and $225,725, respectively.  As of December 31, 2007, there were options valued at $1,994,542 that will be amortized as commendation expense over the next 46 months as the options vest.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock, the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company’s stock on the same terms as issued.  As of December 31, 2007 there were 5,981,635 warrants outstanding with exercise prices ranging from $0.60 to $120.00 per share of common stock, and expiration dates through March 31, 2014.

		Range of	Intrinsic
	Warrants	Exercise Prices	Value

Warrants, January 1, 2006	174,847	$30.00-$120.00	-
Warrants granted	1,013,309	$0.60-$26.10	-
Warrants exercised	-	-	-
Warrants expired	(4,167)	$30.00-$30.00	-
Warrants outstanding, December 31, 2006	1,183,989	$0.60-$120.00	-
Warrants granted	4,900,467	$0.60-$2.75
Warrants exercised	-	-	-
Warrants expired	(102,821)	$30.00-$60.00	-
Warrants outstanding, December 31, 2007	5,981,635	$0.60-$120.00	4,205,800

Warrants outstanding at December 31, 2007 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total warrants outstanding	Weighted average remaining life in years	Total weighted average exercise price	Warrants exercisable	Exercisable weighted average exercise price

$120.00	1,556	0.67	$120.00	1,556	$120.00
90.00	1,556	0.67	90.00	1,556	90.00
60.00	1,556	0.67	60.00	1,556	60.00
37.50	44,196	0.59	37.50	44,196	37.50
30.00	18,991	0.99	30.00	18,991	30.00
26.10	125,072	5.17	26.10	125,072	26.10
2.75	330,909	6.83	2.75	330,909	2.75
1.38	661,818	6.83	1.38	661,818	1.38
1.20	577,352	2.52	1.20	577,352	1.20
1.19	1,585,000	6.25	1.19	1,585,000	1.19
0.60	2,633,629	4.34	0.60	2,633,629	0.60
$0.60-$120.00	5,981,635	3.93	$1.99	5,981,635	$1.99

The aggregate intrinsic value of the 5,981,635 warrants outstanding as of December 31, 2007 was $4,205,800. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of December 31, 2007.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its warehouse and office facility and certain equipment under separate non-cancelable operating lease agreements.  Under terms of each of the leases, the company pays the cost of repairs and maintenance.

Future minimum lease commitments under these leases at December 31, 2007 are as follows:

Year Ended December 31,	Amount

2008	$598,224
2009	660,303
2010	602,834
2011	298,375
2012	77,728
Thereafter	39,246
$2,276,710

Rent expense for the years ending December 31, 2007 and 2006 was $855,764 and $669,887 respectively.

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

Upon acquisition of General Environmental Management of Rancho Cordova, LLC in June 2004, the Company continued that subsidiary’s implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The statement which became effective January 1, 2003, requires that a fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long lived asset.  When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  On an annual basis the liability to fulfill the retirement obligation is required to be reviewed and adjusted if necessary.  Management’s review of the liability in 2007 determined no adjustment was necessary.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

In the State of California, the environmental regulatory agencies overseeing the Company’s operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $884,834 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

LEGAL PROCEEDINGS

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, Namki Yi, the Vice President of Corporate Development, Betty McKee, the Director of Systems & Financial Analysis, Mindy Rath, the Director of Sales and Gary Bowling, the Regional General Manager for Southern CA, all of who were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for among other things, Violation of Non-Disclosure Agreements and Termination Protection Agreements, Intentional Interference with contracts, and Violation of Trade Secrets and Unfair Competition. RET alleges damages of Fifteen Million Dollars and requests certain injunctive relief. The Company believes that the lawsuit has no merit, and intends to vigorously defend the action. However, an adverse outcome of this lawsuit would have a material adverse affect on our business and financial condition.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

14.  INCOME TAXES

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at December 31;

	2007	2006

Deferred tax asset, net operating loss	$11,677,897	$7,516,674
Less valuation allowance	(11,677,897)	(7,516,674)
Net deferred tax asset	$-	$-

As of December 31, 2007 and December 31, 2006, the Company had federal net operating loss carry forwards of approximately $34,346,755 and $22,107,864, respectively, expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership.  The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2007 and 2006.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006

Tax expense at U.S. statutory income tax rate	(34.0	) %	(34.0)
Increase in the valuation allowance	34.0		34.0
Effective rate	-		-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

15.  COSTS OF ABANDONED ACQUISITION

During the year ended December 31, 2006, the Company entered into a definitive agreement to acquire Pollution Control Industries (PCI), for a proposed purchase price of $35,000,000. As part of the agreement, the Company advanced PCI $2,375,000 of non refundable deposits and break up fees.  To facilitate part of the funding of the acquisition, on August 10, 2006 the Company entered into a series of agreements with Laurus Master Fund, Ltd. to provide acquisition funding and paid to Laurus a $1,190,000 finance fee. The Company also incurred approximately $767,000 in other costs related to the acquisition consisting of legal and advisory fees, as well as $321,000 related to the issuance of warrants to a related entity for advisory fees. The warrants were valued using the Black Scholes model and the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 125% and an expected term for the warrants of 6 years. In total, the Company incurred approximately $4,653,000 related to this acquisition.

The Company was not able to raise the capital required to fund the acquisition, and it was not able to complete the acquisition of PCI as contemplated. As such, the $4,653,000 of costs incurred has been recognized as a loss on abandoned projects during the year ending December 31, 2006

16. SUBSEQUENT EVENTS

On February 14, 2008, the Company entered into an unsecured promissory note with GPP.  The amount of $272,500 is to be amortized over a one year period beginning August 15, 2008.  The note bears an interest rate of 10%.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  Other Information

None

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

Name	Age	Position
Timothy J. Koziol	54	Chief Executive Officer, Chairman and Director
Brett M. Clark	56	Chief Financial Officer, Executive Vice President of Finance
James P. Stapleton	48	Director
Clyde E. Rhodes, Jr.	44	Chief Compliance Officer, Executive Vice President of Technical Services, Secretary and Director

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

James P.  Stapleton is currently a consultant and advisor to small public companies. From May 2004 through July 2007 Mr. Stapleton was the Chief Financial Officer of Bionovo (NASDAQ BNVI). Mr. Stapleton served as GEM.DE's Chief Financial Officer from November 2003 through April 2004, and is no longer employed by GEM.DE or the Company.  He serves on GEM's Board of Directors.  From 1996 through 2002 Mr. Stapleton was employed in a variety of positions for Auxilio, Inc. (OTC BB AUXO) and Prosoft Training (NASDAQ POSO), including Corporate Secretary, Vice President Investor relations, Chief Financial Officer, and other positions.  Mr. Stapleton was Chief Financial Officer of BioTek Solutions, Inc. from 1995 through February 1996.

Brett M. Clark.  Mr. Clark joined GEM in June 2005 as the Chief Financial Officer. From January 2005 to June 2005, he provided consulting services to the Company related to financial and accounting matters.  From June 2005 to December 2006, Mr. Clark served the Company as Vice President of Finance and Chief Financial Officer.  In December 2006 and continuing to the present, he was promoted to Executive Vice President of Finance and Chief Financial Officer.  From January 2003 through November of 2004 Mr. Clark was the Vice President, Treasurer and Chief Financial Officer for Day Runner, Inc., a privately held consumer products distribution company where he was responsible for the restructuring of the finance, information technology, and accounting functions in the company’s turnaround.  Mr. Clark has been the Chief Financial Officer for Tru Circle Corporation (2000 – 2002), Adams Rite Aerospace, Inc. (1997 – 2000) and Chapman University.  Prior to these companies, Mr. Clark was Group Controller for Fleetwood Enterprises, a publicly traded Fortune 500 manufacturing company and Corporate Controller and Assistant Secretary for Air Cal, Inc., a publicly traded airline. Prior to work in publicly traded firms and private enterprises, Mr. Clark worked for Deloitte & Touche, a “Big 4” CPA firm.  He has a Bachelor of Science in Accounting from the University of Southern California and became a CPA in the State of California in 1975.

Clyde E. Rhodes, Jr.  Mr. Rhodes serves as Chief Compliance Officer, Executive Vice President of Technical Services, Secretary and a Director of the Company.  Mr. Rhodes joined GEM’s predecessor, HazPak Environmental Services, Inc. (“HES”), in 2000.  Before joining HES, he was the Hazardous Waste Program Manager for the Metropolitan Water District of Southern California for more than nine years.  Mr. Rhodes has been in the environmental industry for a total of more than 15 years developing environmental management programs, performing environmental audits and assisting public and private entities in meeting the myriad of state and federal environment control laws and regulations.  Mr. Rhodes is a founding member of the Joint Utilities Vendor Audit Consortium established by west coast utilities (Edison, LA Department of Water and Power, Southern California Gas, PG&E, Salt River Project, and the Arizona Public Service Utility) to audit hazardous waste facilities throughout the country.  Mr. Rhodes possesses a Bachelor of Science Degree in Chemical Engineering from Louisiana Tech University.  Mr. Rhodes has the certificate of Engineer-In-Training and received registration as a Registered Environmental Assessor in the State of California in 1994.

AUDIT COMMITTEE

The Audit Committee, which held 3 meetings during fiscal year 2007, recommends the selection of independent public accountants, reviews the scope of approach to audit work, meets with and reviews the activities  of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-KSB Annual and 10-QSB interim reports.

The Audit Committee consists of James Stapleton and is an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee has one "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, James Stapleton, is "independent" as that term is defined in the rules of the NASDAQ stock market.

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

ITEM 10. Executive Compensation

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended December 31, 2007. We refer to these individuals as our named executive officers.

The total compensation for the three fiscal years ended December 31, 2007 of Timothy J. Koziol, our Chief Executive Officer, Brett M. Clark, our Chief Financial Officer, and Clyde E. Rhodes, Jr., our Secretary, is set forth below in the following Summary Compensation Table.

		Annual Compensation			Long-Term Awards		Compensation Payouts
Name & Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation ($)

Timothy J. Koziol	2007	249,279	17,500	-0-	-0-	1,400,00(3)	-0-	-0-
Chief Executive Officer	2006	203,075	25,000	-0-	-0-	0	-0-	-0-
	2005	204,194	10,000	-0-	-0-	6,667(4)	-0-	-0-

Brett M. Clark	2007	210,000	-0-	-0-	-0-	1,100,00(5)	-0-	-0-
Chief Financial Officer	2006	147,950	-0-	-0-	-0-	6,667(6)	-0-	-0-
	2005	81,710	10,000	71,920	-0	-0-	-0	-0

Clyde E. Rhodes, Jr.	2007	128,596	-0-	-0-	-0-	350,000(7)	-0-	-0-
Chief Compliance Officer	2006	110,973	-0-	-0-	-0-	-0-	-0-	-0-
	2005	103,393	10,000	-0-	-0-	-0-	-0-	-0-

James P. Stapleton	2007	-0-	-0-	-0-	-0-	35,000(8)	-0-	-0-
Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(2)	Mr. Clark performed services for the Company during the first part of the year 2005 as an outside consultant.

(3)	Includes 750,000 incentive options, exercisable at $1.19 per share, and 650,000 warrants, exercisable at $1.19 per share.

(4)	Includes 6,667 incentive stock options exercisable at $30 per share.

(5)	Includes 600,000 incentive stock options, exercisable at $1.19 per share, and 500,000 warrants, exercisable at $1.19 per share.

(6)	Includes 6,667 incentive stock options exercisable at $39 per share.

(7)	Includes 350,000 incentive stock options, exercisable at $1.19 per share.

(8)	Includes 35,000 warrants exercisable at $1.19 per share.

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

On July 1, 2006 the Company’s Board of Directors authorized the issuance of 9,253 options to 24 employees. The exercise price for the options was $6.60 per share and was based on the closing market price on the date of issuance.

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares. The Board of Directors granted a total of 4,397,500 options to 102 employees and one consultant. The exercise price of the options was $1.19.

On October 1, 2007 the Stock Option Committee approved the issuance of 360,000 options to twenty-three employees.  The exercise price for the options was $2.50 per share and was based on the closing market price on the date of issuance.

On December 31, 2007 the Stock Option Committee approved the issuance of 475,000 options to six employees. The exercise price for the options was $1.70 per share and was based on the closing market price on the date of issuance.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no option exercises by our executive officers during fiscal 2006.

Employment Contracts and Termination of Employment Agreements

None

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

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders.........................................................................	5,000,193	$1.64	587,924

On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $0.001 per share, by a ratio of 1-for-30.  All share and per share calculations and option shares have been retro-actively adjusted to reflect this reverse split as if it occurred at the beginning of the earliest period presented.

Prior to acquisition by the Company, General Environmental Management, Inc. of Delaware’s Board of Directors approved and implemented the 2005 Stock Option Plan (“The 2005 Plan”). The Plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 88,117 shares.

During 2006, the Board of Directors of General Environmental Management, Inc. granted to employees a total of 12,587 options and cancelled 1,537 options.  The exercise price for the options was the market value of the stock at the date of the grant.

During 2007, the Board of Directors cancelled 10,854 options.

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “2007 Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.  During 2007 the Board of Directors granted a total of 5,232,500 options, had exercises of 100 options, and cancelled 289,188.  The exercise price of the options was the market value of the stock at the date of the grant.

The weighted average exercise price of the options at December 31, 2007 was $1.64 per share.

PRINCIPAL STOCKHOLDERS

The following table sets forth those stockholders who beneficially own 5% or more of the common stock of the Company, the common stock ownership of the directors and executive officers, and the stock ownership of the directors and executive officers as a group:

Name and Address	No. of Shares Owned	% of Stock Outstanding (1)

Kevin P. O’Connell(2)
660 Newport Center Drive, Suite 720	1,874,844(3)	15.03%
Newport Beach, CA 92660

Timothy J. Koziol
3191 Temple Ave., Suite 250	1,004,377(4)	8.05%
Pomona CA 91768

Clyde Rhodes
3191 Temple Ave., Suite 250	185,211(5)	1.48%
Pomona CA 91768

James Stapleton
3191 Temple Ave., Suite 250	44,392(6)	0.36%
Pomona CA 91768

Brett M. Clark
3191 Temple Ave., Suite 250	710,584(7)	5.70%
Pomona CA 91768

Laurus Capital Management, LLC
825 Third Avenue, 14th Floor	1,897,872(8)	15.21%
New York, NY 10022

Directors and Officers as a Group	1,944,564	15.59%

(1)	Based upon 12,473,885 shares outstanding.
(2)	Kevin P. O’Connell is the Managing Member of Billington Brown Acceptance, LLC, Revete MAK, LLC, Revete Capital Partners LLC, and General Pacific Partners, LLC.
(3)	Includes 448,526 warrants to purchase common stock at $0.60, 168,250 warrants to purchase common stock at $1.19 and 19,059 warrants to purchase common stock at $30.00
(4)
Includes 328,125 options to purchase common stock at $1.19 per share, 6,250 options to purchase common stock at $1.70 per share and 6,667 options to purchase common stock at $30.00 per share. Includes 650,000 warrants to purchase common stock at $1.19

(5)	Includes 153,125 options to purchase common stock at $1.19 per share and 18,750 options to purchase common stock at $1.70 per share.
(6)	Includes 35,000 warrants to purchase common stock at $1.19 per share.
(7)
Includes 187,500 options to purchase common stock at $1.19 per share, 18,750 options to purchase common stock at $1.70 per share, and 4,334 options to purchase common stock at $39.00 per share. Includes 500,000 warrants to purchase common stock at $1.19

(8)
Laurus Capital Management, LLC, a Delaware limited liability company (“Laurus Capital”), serves as the investment manager of  Laurus Master Fund, LTD., Valens U.S. SPV I, LLC and Valens Offshore SPV I, LTD (together, the “Laurus Funds”) and possesses the sole power to vote and the sole power to direst the disposition of all securities of the Company held by the Laurus Funds, which, as of the date hereof, constitute an aggregate of 797, 878 common shares issuable upon conversion of secured notes and, without giving effect to the 9.99% limitation on beneficial ownership, the right to acquire 1,099,994 shares upon exercise of warrants.  Mr. Eugene Grin and Mr. David Grin, through other entities, are the controlling principals of Laurus Capital. Laurus Capital, Mr. Eugene Grin and Mr. David Grin each disclaim beneficial ownership of such shares, except to the extent of its of his pecuniary interest therein, if any.

ITEM 12.    Certain Relationships and Related Transactions

Advisory fees

During the years ended December 31, 2007 and 2006 the Company incurred $90,500 and $525,000 respectively in fees for advisory services provided by General Pacific Partners (“GPP”). As of December 31, 2007 all amounts owed to General Pacific Partners for fees related to advisory services had been paid.   As of December 31, 2006, amounts owed to General Pacific Partners for fees related to advisory services were $270,000.

During the year ended December 31, 2006, as a part of an advisory agreement, the Company issued 333,334 warrants, valued at $773,761, to purchase common stock at $1.20 per share. The company used the Black Scholes valuation model to determine the value of the warrants. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 93.49% and an expected term for the warrants of 6 years.  The Company allocated the fees and warrant values to specific tasks outlined in the advisory agreement. This included $513,165 related to an abandoned acquisition (Note 14), $319,730 related to the issuance of convertible notes and $465,871 related to general corporate matters.

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

On February 1, 2007, the Company entered into a twelve month advisory agreement with GPP. The fees under the agreement consisted of an initial cash fee of $55,500, expenses of $35,000, the issuance of 426,500 shares of its common stock, valued at $507,535, and a seven year warrant to purchase 450,000 shares of the Company’s common stock at $0.60 per share. The Company valued the warrants at $357,750 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years. The Company also agreed to modify certain terms of two sets of warrants issued during 2006 including the modification of the exercise price (from $1.20  per share to $0.60   per share) and the life of the warrants (from 5.5 years to 6.5 years).  The second set of warrants included the modification of the life of the warrants (from 1.75 years to 6.75 years).  The Company valued the modification of these warrants as $136,082 which was based on the difference of the warrant before and after the modification. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17% and an expected term for the warrants of 6.5 and 6.75 years. The Company reflected an aggregate charge of $1,091,867 during the year ended December 31, 2007 relating to these transactions.

On March 31, 2007 General Pacific Partners agreed to convert $220,000 of accrued advisory fees and expenses into 184,874 shares of common stock based upon the existing fair value of the Company’s common stock.   As an inducement to convert, the Company issued GPP a seven year warrant to purchase 55,462 shares of the Company’s common stock at $0.60 per share. These warrants were valued at $44,092 using the Black - Scholes valuation model and such cost was recognized as an expense.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 33.17 % and an expected term for the warrants of 7 years.

Issuance and conversion of assignable notes

From December 2006 through October 2007 General Pacific Partners made several unsecured advances to the Company utilizing assignable notes totaling $3,897,984. With the approval of the Board of Directors, the Company offered holders of the assignable notes the ability to convert the notes to common stock at a value of $1.20 per share, and during the year ended December 31, 2007, $3,933,861 of these notes and accrued interest were converted into 3,278,250 shares of common stock. The fair value of the shares at the time of conversion was $8,679,689 per share, resulting in a cost to induce conversion of debt of $4,745,828.  As a further inducement to convert, the holders were issued 974,503 two year warrants to purchase a number of shares equal to 30% of the number of shares they will receive upon conversion of the principal note amount due to them at an exercise price of $0.60. The Company valued the warrants at $2,051,811 using a Black - Scholes option pricing model.

The aggregate value of common stock and warrants issued of 10,731,500 in excess of the notes payable and accrued interest exchanged of $3,933,861 was $6,797,639 and was reflected as costs to induce conversion of debt in the accompanying statement of operations for the twelve months ended December 31, 2007.

As of December 31, 2006 there was $550,000 outstanding under these unsecured advances. As 2007, all of these unsecured advances have been converted to common stock and no further amounts were due.

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

Racing Sponsorship

During the year ended December 31, 2007 the Company provided services to O’Connell Racing, a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, in connection with their sponsorship. In connection with this sponsorship, services were provided to O’Connell Racing that totaled approximately $42,000. The Company plans to continue its sponsorship in 2008.

PART IV

ITEM 13.    Exhibits

The following are exhibits filed as part of GEM's Form 10KSB for the year ended December 31, 2007:

EXHIBIT NUMBER	DESCRIPTION
2.1	Articles of Incorporation of the Registrant *
3.1	Articles of Amendment of Articles of Incorporation of the Registrant *
3.2	Bylaws of the Registrant *
10.1	Secured Note Agreements with Laurus Master Fund (1)
10.2	Stock Purchase Agreement with K2M Mobile Treatment Services, Inc. (2)
10.3	Secured Financing Agreement with Secured Lenders (3)
31.1	CEO Certification **
31.2	CFO Certification **
*      Previously Filed
**    Filed Herewith

(1) As filed on Form 8Kwith the commission on March 7, 2006
(2) As filed on Form 8K with the commission on March 16, 2006
(3) As filed on Form 8K with the commission on November 6, 2007

ITEM 14.    Principal Accountant Fees and Services

Independent Auditor Fees

Fees for professional services provided by GEM’s independent auditors, Weinberg & Company, for the years ended December 31, 2007 and 2006 are as follows:

Fees	2007	2006
Audit fees	168,826	175,858
Audit related fees	-0-	44,824
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total fees	168,826	220,682

Audit fees consist of fees related to GEM’s year end financial statements and review of GEM’s quarterly reports on Form 10QSB.  Audit related fees principally include audits in connection with the acquisitions completed during 2006.

It is the policy of GEM’s audit committee to approve all engagements of GEM’s independent auditors to render audit or non-audit services prior to the initiation of such services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated: March 27, 2008	By:	/s/ Timothy J. Koziol
Timothy J. Koziol CEO and Chairman of the Board of Directors

Dated: March 27, 2008	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President Finance, Chief Financial Officer