Form 10QSB
period 2008-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2008-05-14
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2008
$0.001 PAR VALUE COMMON STOCK	12,473,885 SHARES

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$200,479	$954,581
Accounts receivable, net of allowance for doubtful accounts of
$236,781 and $236,781, respectively	4,972,207	6,495,736
Prepaid expenses and other current assets	662,979	156,340
Total Current Assets	5,835,665	7,606,657

Property and Equipment – net of accumulated depreciation
$2,040,086 and $1,854,141, respectively	4,708,463	3,950,253
Restricted cash	1,191,298	1,184,835
Intangibles, net	987,195	1,028,044
Deferred financing fees	309,632	394,082
Deposits	282,260	282,070
Goodwill	946,119	946,119
TOTAL ASSETS	$14,260,632	$15,392,060

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$2,353,386	$4,314,515
Accrued expenses	3,182,709	2,301,288
Accrued disposal costs	411,506	478,833
Payable to related party	506,426	31,871
Current portion of financing agreement	606,842	662,719
Current portion of long term obligations	1,281,318	1,274,464
Current portion of capital lease obligations	338,412	187,015
Current portion of convertible notes payable	514,850	-
Total Current Liabilities	9,195,449	9,250,705

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	3,665,780	3,708,694
Long term obligations, net of current portion	68,772	79,842
Capital lease obligations, net of current portion	1,673,457	1,046,920
Convertible Notes payable	-	520,208
Total Long-Term Liabilities	5,408,009	5,355,664

STOCKHOLDERS’ EQUITY ( DEFICIENCY)
Series B Convertible Preferred Stock, net of offering costs of $ 60,960, liquidation preference $1 per share, $.001 par value, 100,000,000 shares
authorized, none and 2,480,500 shares issued and outstanding	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
12,473,885 and 12,473,885 shares issued and outstanding	12,474	12,474
Additional paid in capital	50,368,331	50,151,615
Accumulated deficit	(50,723,631)	(49,378,398)
Total Stockholders' Equity (Deficiency)	(342,826)	785,691
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)	$14,260,632	$15,392,060

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31, 2008	March 31, 2007

REVENUES	$6,951,653	$6,317,380

COST OF REVENUES	5,645,344	5,076,337

GROSS PROFIT	1,306,309	1,241,043

OPERATING EXPENSES	1,849,614	5,066,540

OPERATING LOSS	(543,305)	(3,825,497)

OTHER INCOME (EXPENSE):
Interest income	7,017	8,466
Interest and financing costs	(816,608)	(798,852)
Other non-operating income	7,663	33,980

Net Loss applicable to common stock holders	$(1,345,233)	$(4,581,903)

Net loss per common share, basic and diluted	$(0.11)	$(0.62)

Weighted average shares of common stock
outstanding, basic and diluted	12,473,885	7,442,046

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE THREE  MONTHS ENDED MARCH  31, 2008

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	12,473,885	$12,474	-	$-	$50,151,615	$(49,378,398)	$785,691

Stock compensation cost for value of vested options					216,716		216,716

Net loss for the three months ended March 31, 2008						(1,345,233)	(1,345,233)

Balance, March 31, 2008	12,473,885	$12,474	-	$-	$50,368,331	$(50,723,631)	$(342,826)

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net Loss	$(1,345,233)	$(4,581,903)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	226,795	172,073
Amortization of discount on notes	437,612	5,208
Fair value of vested options	216,716	489,269
Issuance of warrants for services	-	2,294,104
Common stock issued for services	-	-
Amortization of discount on convertible debt	-	204,135
Amortization of deferred financing fees	84,450	62,476
Valuation of warrants to induce conversion of interest payable	-	99,029
Valuation of warrants to induce conversion of notes payable	-	118,840
Warrants issued to modify debt	-	-
Accrued interest on notes payable	9,642	48,022
Changes in assets and liabilities:
Accounts Receivable	1,523,529	129,451
Inventory	6,474	-
Prepaid and other current assets	(513,113)	(436,905)
Deposits and restricted cash	(6,654)	-
Accounts Payable	(1,961,128)	(288,872)
Accrued interest on notes	-	47,589
Payable to related party	-	-
Accrued expenses and other liabilities	814,094	658,917
NET CASH USED IN OPERATING ACTIVITIES	(506,816)	(978,567)
INVESTING ACTIVITIES
Acquisition, net of liabilities assumed	-	-
Increase in deposits and restricted cash	-	(353,992)
Additions to property and equipment	(95,300)	(115,512)
NET CASH USED IN INVESTING ACTIVITIES	(95,300)	(469,504)
FINANCING ACTIVITIES
Net advances (payments) from line of credit	-	-
Net advances from notes payable – financing agreement	(536,403)	(230,692)
Advances from related parties	472,500	1,241,933
Payment of notes payable	(4,215)	(52,625)
Repayments of convertible notes	(15,000)	-
Payment on capital leases	(68,868)	-
Proceeds from issuance of common stock	-	1,888
Deferred financing fees	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(151,986)	960,504

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(754,102)	(487,567)

Cash at beginning of period	954,581	618,654

CASH AT END OF PERIOD	$200,479	$131,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$275,827	$230,949

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of leased equipment and capital lease obligations	$848,856	$738,810

Conversion of related party debt to common stock	-	969,647

Conversion of investor interest to common stock	-	148,750

Conversion of accrued expenses to equity	-	451,602

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Ultronics Corporation  (“the Company”)  was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.  The Company’s fiscal year end is December 31.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard  to Regulation S-B and, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

The results for the interim periods are not necessarily indicative of results for the entire year.

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $1,345,233 and utilized cash in operating activities of $506,816 during the three months ended  March 31, 2008, and as of March 31, 2008 the Company had current liabilities exceeding current assets by $3,359,784. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

During the three months ended March 31, 2008 and 2007, one customer accounted for 9% and 24.5% of revenues, respectively. As of March 31, 2008 and December 31, 2007 there was one customer that accounted for 7% and 25% of accounts receivable, respectively.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

These potentially dilutive securities were not included in the calculation of loss per share for the three  months ended March 31, 2008 and 2007 because the Company incurred a loss during such periods and thus  their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2008 and 2007.

At March 31, 2008 and 2007, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 11,736,700 shares and 8,700,371 shares, respectively.

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

(g)  Reclassifications

Certain reclassifications have been made to 2007 financial statement amounts to conform to the 2008 presentation.

(h) Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

(i) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Intangible assets consist of the following at:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Rancho Cordova acquisition – permit	$475,614	$475,659
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,904
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(354,835)	(314,031)
	$987,195	$1,028,044

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 8 % of the Company’s common stock at March 31, 2008.  The following summarizes the transactions with GPP during the three months ended March 31, 2008 and 2007.

Advisory Fees

During the three months ended March 31, 2007, the Company entered into a twelve month advisory agreement with GPP.  Advisory fees paid to GPP during the three months ended March 31, 2008 and 2007 amounted to none and $55,500, respectively.  As of March 31, 2008 and December 31, 2007, all amounts owed to General Pacific Partners for fees related to advisory services had been paid.

Advances from Related Party

From time to time, GPP has made advances to the Company for working capital purposes. During the quarter ended March 31, 2008, General Pacific Partners made unsecured advances to the Company totaling $472,500. The proceeds were used for general working capital purposes. The rate of interest on the advance is 10% per annum. The funds are due six months from the date of clearance of the funds or September 19, 2008. As of March 31, 2008 and December 31, 2007, advances and accrued interest due GPP under these arrangements were $506,426 and $31,871, respectively.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The five year lease with payments of $4,000 per month began August 1, 2007.  Rent expense for the three months ended March 31, 2008 includes $12,000 paid on this lease agreement.

5.	SECURED FINANCING AGREEMENT AND LONG TERM DEBT

Secured financing consists of the following notes payable to Laurus Master Fund at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)
(a) Secured convertible Term Note	$943,321	$973,623
(a) Secured non-convertible Revolving Note	3,718,975	4,194,771
(b) Secured Short Term Note	1,214,906	1,245,210
Valuation Discount	(1,604,580)	(2,042,191)
	4,272,622	4,371,413
Less current portion	(606,842)	(662,719)
Financing agreement, net of current portion	$3,665,780	$3,708,694

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The Company calculated that the fair value of the 107,267 warrants issued to Laurus as $1,224,657 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note approximated $932,168.  The closing costs paid to Laurus of $326,193, the value of the warrants issued to the Laurus of $1,224,657 and the $898,774 of calculated beneficial conversion feature have been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the three months ended March 31, 2008 and 2007 the Company amortized $204,135 and $204,135 of this amount which is included in interest expense in the accompanying statement of operations.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $552,000, of which $210,000 was paid through the issuance of 8,236 shares of our common stock. In addition, the Company issued these finders warrants to purchase 17,804 shares of common stock at a price of $26.10 per share. The Company calculated that the fair value of the warrants issued to the finders was $197,653 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.68%, expected volatility of 109.33% and an expected term for the warrants of 7 years. The fees paid to the finders and the value of the warrants issued to the finders in the aggregate amount of $749,653 have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  During the three months ended March 31, 2008 and 2007 the Company amortized $62,472 and $62,472, respectively, of this amount which is included in interest expense in the accompanying statement of operations.

Terms of the notes are described below:

(a) On March 3, 2006, General Environmental Management, Inc. entered into an agreement with Laurus Master Fund, Ltd. dated as of February 28, 2006, whereby the Company issued to Laurus a secured convertible term note ("Note") in the principal amount of $2.0 million;

Under terms of the initial agreement, the principal amount of the Note carried an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly. The Company also was required to make monthly principal payments in the amount of $60,606, commencing June 1, 2006, until its maturity on February 28, 2009, as well as monthly interest payments in the amount of prime plus 3.5%, but in no event less than 8% per annum.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The principal amount of the Note and accrued interest thereon was initially convertible into shares of its common stock at a price of $0.85 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $60,606, plus the monthly interest payment (together, the "Monthly Payment"), were payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of its common stock into which the Note is convertible, through the issuance of its common stock. Laurus had the option to convert the entire principal amount of the Note, together with interest thereon, into shares of its common stock, provided that such conversion does not result in Laurus beneficially owning at any one time more that 4.99% of its outstanding shares of common stock. The Company agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the Warrant.

On October 31, 2007, the Company entered into an Amendment of, and Joinder to, Existing Financing Documents with Laurus Master Fund Ltd., wherein the Company’s principal payment for the convertible term loan under the February 28, 2006 Secured Convertible Term Loan agreement was changed.  The following are the terms under the new payment schedule:

- Monthly principal payment was reduced from $60,606 to $30,303 (from February 2008 to February 2009)
- 4-months grace period for principal payment (monthly payment will start in March 2008)
- Interest is to be paid monthly (no change on interest rate, which is based on prime +3.5%)
- Balloon payment in February 2009 for the remaining balance of the loan

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

(b) The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum.  The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed above.  As of March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $3,718,975 and $4,194,771 against the Revolving Note.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

(c)  On October 31, 2007, General Environmental Management, Inc entered into an agreement with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), dated as of October 31, 2007, whereby the Company issued to Valens US and Valens (i) secured convertible term notes ("Notes") in the principal amount of $1.25 million;  (ii) an assignment of the Laurus Secured Non-Convertible Revolving Note; (iii) a warrant ("Warrant 1") to purchase up to 661,818 shares of its common stock at a price of $1.38 per share and, (iv) a warrant ("Warrant 2") to purchase up to 330,909 shares of its common stock at a price of $2.75 per share.  The balance outstanding under this note at March 31, 2008 and December 31,2007 was $1,214,906 and $1,245,210, respectively.

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $30,303, commencing March 1, 2008. The Note is secured by all of its assets and the assets of its direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owed by General Environmental Management of Rancho Cordova LLC), GEM Mobile Treatment Services Inc., as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC and GEM Mobile Treatment Services Inc.

The principal amount of the Note and accrued interest thereon is convertible into shares of its common stock at a price of $2.78 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $30,303, plus the monthly interest payment (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of its common stock into which the Note is convertible, through the issuance of its common stock. Valens and Valens US have the option to convert the entire principal amount of the Note, together with interest thereon, into shares of its common stock, provided that such conversion does not result in Valens and Valens US beneficially owning at any one time more than 9.99% of its outstanding shares of common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the Warrant.

The Company calculated that the fair value of the warrants issued to Valens as $775,586 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 70.18% and an expected term for the warrants of 7 years. The Company determined that the beneficial conversion feature of the convertible note was $469,623.  The value of the warrants and the calculated beneficial conversion feature of $1,245,210 has been reflected by the Company as a valuation discount and offset to the face amount of the Notes and is being amortized to interest expense over the life of the loan based upon the effective interest method. During the quarter ended March 31, 2008 the Company amortized $233,477 of this amount which is included in interest expense in the accompanying statement of operations

6. STOCK OPTIONS AND WARRANTS

Options

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.  The Board of Directors granted a total of 4,397,500 options to 102 employees and one consultant.  The exercise price of the options was $1.19.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On January 2, 2008 the Stock Option Committee approved the issuance of 43,000 options to six employees. The exercise price for the options was $1.70 per share and was based on the closing market price on the date of issuance.

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years
Options outstanding, January 1, 2008	5,000,193	1.64	9.32
Options granted	43,000	1.70	10.00
Options exercised	-	-	-
Options cancelled	(39,482)	1.40	-
Options outstanding, March 31, 2008	5,003,711	1.65	9.08
Options exercisable, March 31, 2008	2,365,601	1.85	9.00

The aggregate intrinsic value of the 5,003,711 options outstanding and 2,365,601 options exercisable as of March 31, 2008 was $3,408,940 and $1,684,731, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of March 31, 2008.

For the three months ended March 31, 2008 and 2007, the fair value of options vesting during the period was $216,716 and $489,269 respectively, and has been reflected as compensation cost. As of March 31, 2008, the Company has unvested options valued at $1,837,983 which will be reflected as compensation cost over the estimated remaining vesting period of nine years.

Warrants

A summary of the warrant activity during the period is as follows:

Warrants outstanding, January 1, 2008	5,981,635
Warrants granted	-
Warrants exercised	-
Warrants expired	(24,987)
Warrants outstanding, March 31, 2008	5,956,648

The aggregate intrinsic value of the 5,956,648 warrants outstanding as of March 31, 2008 was $5,596,634. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of March 31, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

7. INCOME TAXES

The Company's net deferred tax assets consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)

Deferred tax asset, net operating loss	$11,294,277	$11,677,897
Less valuation allowance	(11,294,277)	(11,677,897)
Net deferred tax asset	$-	$-

As of March 31, 2008, the Company had federal net operating loss carry forwards of approximately $33,218,462 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at March 31, 2008 or December 31, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  March 31, 2008, the Company does not have a liability for unrecognized tax uncertainties.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of  March 31, 2008 the Company has no accrued interest or penalties related to uncertain tax positions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of  the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission  ( the “SEC”), including the Quarterly Reports on form 10QSB filed by us in the fiscal year 2007.

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

COMPARISON OF THREE  MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

Total revenues were $6,951,653 for the three months ended  March  31, 2008, representing an increase of $634,273 or 10% compared to the three months ended March 31, 2007.  The increase in revenue can be attributed to increased revenue from K2M which was partially offset by a decrease in revenues in the Enviroconstruction market sector.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008 were $5,645,344 or 81% of revenue, as compared to $5,076,337 or 80% of revenue for the three months ended March 31, 2007.  The cost of revenues includes disposal costs, transportation, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to lower margins on first quarter Enviroconstruction projects.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $1,849,614 or 26.6% of revenue as compared to $5,066,540 or 80% of revenue for the same period in 2007. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The decrease in operating expenses is primarily attributable to a decrease in non-cash charges for consulting and advisory fees of $2,294,104 in 2007. In addition, a non-cash charge of $479,616 was made to operating expenses in 2007 related to options vested under the 2007 stock option plan.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2008 were $226,795, or 3.2% of revenue, as compared to $172,073 or 2.7% of revenue for the same period in 2007. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the three months ended March 31, 2008 were $816,608 or 11.7% of revenue, as compared to $798,852 or 12.6% of revenue for the same period in 2007.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to additional costs of amortization of valuation discounts related to the October 2007 Laurus financing.

Other Non-Operating Income

The Company had other non-operating income for the three months ended March 31, 2008 of $7,663 or  0.01 % of  revenue, and $33,980 for the same period in 2007.  Non-Operating income for the  three  months ended March 31, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington. The lease in Rancho Cordova which  accounted for the majority of the 2007 non-operating income  was terminated in July 2007.

Net Loss

The net loss for the three months ended March 31, 2008 was $1,345,233 or 19.3% of revenue as compared  to a loss of $4,581,903 or 72.5% of  revenue for the same period in 2007.  The loss is attributable to a general  and administrative infrastructure created in anticipation of a larger revenue base to be developed through acquisition and organic growth. The reduction in the net loss was due to reductions in the non-cash charges related to convertible debt instruments and the 2007 stock option plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended March 31, 2008 was $506,816 as compared to $978,567 for the same period in 2007.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $1,345,233 and utilized cash in operating activities of $506,816 during the three months ended March 31, 2008.  As of March 31, 2008 the Company had current liabilities exceeding current assets by $3,359,784 These   matters  raise substantial doubt about the Company’s ability to continue as a going concern.

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

The principal amount of the Note carries an interest rate of prime plus three and one half percent, subject to adjustment, and such interest is payable monthly.  The Company must also make monthly principal payments in the amount of $60,606.,commencing March 1, 2008.

Cash Flows for the Three Months Ended March 31, 2008

Operating activities for the three months ended March 31, 2008 used $506,816 in cash.  Accounts receivable, net of allowances for bad debts, decreased by $1,523,529 as of  March 31, 2008 and accounts payable were reduced by $1,961,128.  Depreciation and amortization for the three months ended March 31, 2008 totaled $226,795. The net loss of $1,345,233 included a number of non-cash expenses incurred by the Company including $437,612 representing discount amortization on convertible debt and, $84,450 representing amortization of deferred financing fees.  Prepaid expense increased by $506,639 primarily due to insurance premiums that will be amortized in 2008. Accrued expenses increased by $814,094.

The Company used cash for investment in plant, property and equipment and deposits totaling $95,300 for   the three months ended March 31, 2008. Capital expenditures increased based on the issuance of capital lease obligations for the expansion of our transportation assets. The Company used $151,986 from financing activity during the quarter.  This consisted of repayments of debt and capital leases offset by advances from related parties and execution of capital leases.

These activities resulted in a $754,102 reduction in cash balances from year end December 31, 2007 to the end of the quarter March 31, 2008.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceeding - None

Item 2.	Unregistered Sales of Securities and Use of Proceeds – S-1/A Registration Statement; filed with the commission on May 5, 2008.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports

(a)	Exhibits
	31.1	CEO Certification - Page Attached
	32.1	CFO Certification - Page Attached
	32.1	CEO Certification - Page Attached
	32.2	CFO Certification - Page Attached

(b)	Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.

Dated: March 14, 2008	By:	/s/ Timothy J. Koziol
Timothy J. Koziol CEO and Chairman of the Board of Directors

Dated: March 14, 2008	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President of Finance, Chief Financial Officer