Form 10-Q
period 2008-06-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2008-08-14
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period  ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________to__________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2008, there were 12,673,885 shares of the issuer's $.001 par value common stock issued and outstanding.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$38,800	$954,581

Accounts receivable, net of allowance for doubtful
accounts of $178,969 and $236,781,respectively	6,897,307	6,495,736

Prepaid expenses and other current assets	505,740	156,340

Total Current Assets	7,441,847	7,606,657

Property and Equipment – net of accumulated
depreciation $2,239,582 and $1,854,141 respectively	4,863,228	3,950,253

Restricted cash	1,194,896	1,184,835

Intangibles, net	946,391	1,028,044

Deferred financing fees	225,182	394,082

Deposits	291,600	282,070

Goodwill	946,119	946,119

TOTAL ASSETS	$15,909,263	$15,392,060

See accompanying notes to condensed consolidated financial statements.
(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$3,293,422	$4,314,515

Accrued expenses	3,609,414	2,301,288

Accrued disposal costs	620,291	478,833

Payable to related party	123,927	31,871

Current portion of financing agreement	876,589	662,719

Current portion of long term obligations	1,287,660	1,274,464

Current portion of capital lease obligations	387,097	187,015

Notes payable to Investors	509,222	-

Total Current Liabilities	10,707,622	9,250,705

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	4,251,870	3,708,694

Long term obligations, net of current portion	57,704	79,842

Capital Lease obligations, net of current portion	1,786,958	1,046,920

Notes payable to Investors	-	520,208

Total Long-Term Liabilities	6,096,532	5,355,664

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value, 1,000,000,000 shares
authorized, 12,673,885 and 12,473,885 shares issued
and outstanding	12,674	12,474

Additional paid in capital	51,021,050	50,151,615

Accumulated deficit	(51,928,615)	(49,378,398)

Total Stockholders' Equity (Deficiency)	(894,891)	785,691

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)	$15,909,263	$15,392,060

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES	$9,406,585	$6,541,832	$16,358,238	$12,859,212

COST OF REVENUES	7,822,370	5,068,675	13,467,714	10,145,012

GROSS PROFIT	1,584,215	1,473,157	2,890,524	2,714,200

OPERATING EXPENSES	1,956,313	2,681,502	3,805,927	7,748,042

OPERATING LOSS	(372,098)	(1,208,345)	(915,403)	(5,033,842)

OTHER INCOME (EXPENSE):
Interest income	2,795	10,948	9,812	19,415
Interest and financing costs	(844,711)	(560,120)	(1,661,319)	(1,240,133)
Costs to induce conversion of debt	-	(3,428,847)	-	(3,547,687)
Other non-operating income	9,030	34,259	16,693	68,239

Net Loss	$(1,204,984)	$(5,152,105)	$(2,550,217)	$(9,734,008)

Net loss per common share, basic and diluted	$(.10)	$(.53)	$(.20)	$(1.13)

Weighted average shares of common stock
Outstanding, basic and diluted	12,473,885	9,767,147	12,473,885	8,611,020

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	12,473,885	$12,474	$50,151,615	$(49,378,398)	$785,691

Stock compensation cost for
value of vested options			427,135		427,135

Issuance of stock to related
party for extension of debt	200,000	200	219,800		220,000

Fair value of warrants issued to
related party for extension of debt			222,500		222,500

Net loss for the six months
ended June 30, 2008				(2,550,217)	(2,550,217)

Balance, June 30, 2008	12,673,885	$12,674	$51,021,050	$(51,928,615)	$(894,891)

See accompanying notes to consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES
Net Loss	$(2,550,217)	$(9,734,008)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	467,096	363,326
Amortization of discount on notes	904,354	10,416
Fair value of vested options	427,135	634,745
Issuance of warrants and common shares for services	-	2,294,104
Conversion of accrued interest to common stock	-	48,022
Amortization of discount on convertible debt	-	408,270
Amortization of deferred financing fees	168,900	124,843
Costs to induce conversion of debt	-	3,547,687
Valuation of warrants to induce conversion of interest payable	-	36,866
Gain on issuance of common shares for accounts payable	-	62,163
Changes in assets and liabilities:
Accounts Receivable	(401,571)	419,060
Inventory	19,293	-
Prepaid and other current assets	(368,694)	(299,911)
Deposits and restricted cash	(19,592)	-
Accounts Payable	(1,021,093)	26,638
Accrued interest on related party notes	16,001	-
Accrued interest on convertible notes	19,014	-
Accrued expenses and other liabilities	1,449,585	397,217
NET CASH USED IN OPERATING ACTIVITIES	(889,789)	(1,660,562)

INVESTING ACTIVITIES
Increase in deposits and restricted cash	-	(353,569)
Additions to property and equipment	(201,959)	(187,576)
NET CASH USED IN INVESTING ACTIVITIES	(201,959)	(541,145)

FINANCING ACTIVITIES
Net advances from notes payable – financing agreement	(118,177)	(552,084)
Advances from related parties	-	2,347,400
Issuance of notes payable to related party	516,500	-
Payment of notes payable	(19,360)	(115,978)
Repayment of convertible notes	(30,000)	-
Payment on capital leases	(172,996)	-
Proceeds from issuance of common stock	-	1,888
NET CASH PROVIDED BY FINANCING ACTIVITIES	175,967	1,681,226

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(915,781)	(520,481)

Cash at beginning of period	954,581	618,654

CASH AT END OF PERIOD	$38,800	$98,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$558,112	$463,558

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING
AND FINANCING ACTIVITIES:

Conversion of related party debt to common stock	$-	$2,478,212

Conversion of investor interest to common stock	-	148,750

Issuance of common stock to related party for extension of debt	220,000	-

Fair value of warrants issued to related party for extension of debt	222,500	-

Acquisition of leased equipment and capital lease obligations	1,096,458	949,185

Conversion of accrued expenses to equity	-	451,602

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Ultronics Corporation  ( “the Company”)  was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.  The Company’s fiscal year end is December 31.

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $2,550,217 and utilized cash in operating activities of $889,789 during the six  months  ended June 30, 2008, and as of June 30, 2008 the Company had current liabilities exceeding current assets by $3,265,775. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2008 and 2007, one customer accounted for 15% and 13% of revenues, respectively. During the three months ended June 30, 2008 and 2007, one customer accounted for 16% and 17% of revenue. As of June 30, 2008 and December 31, 2007 there was one customer that accounted for 33% and 25% of accounts receivable, respectively.

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

These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2008 and 2007 because the Company incurred a loss during such periods and thus  their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and six months ended June 30, 2008 and 2007.

At June 30, 2008 and 2007, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 11,853,566 shares and 9,007,015 shares, respectively.

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

(g)  Reclassifications

Certain reclassifications from accrued disposal costs to accrued expenses have been made to 2007 financial statement amounts to conform to the 2008 presentation.

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

Intangible assets consist of the following at:

	June 30, 2008	December 31, 2007
	(Unaudited)

Rancho Cordova acquisition – permit	$475,614	$475,659
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,904
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(395,639)	(314,031)
	$946,391	$1,028,044

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

4. RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 7% of the Company’s common stock at June 30, 2008.  The following summarizes the transactions with GPP during the six months ended June 30, 2008 and 2007.

Advisory Fees

During the three months ended March 31, 2007, the Company entered into a twelve month advisory agreement with GPP.  Advisory fees paid or accrued to GPP during the three and six months ended June 30, 2007 amounted to $55,500. There were no amounts paid or accrued under this agreement during 2008.

Advances from Related Party

	June 30, 2008	December 31, 2007
	(Unaudited)

Advances due GPP	$516,500	$-
Accrued Interest	49,927	33,926
Valuation Discount	(442,500)	-
	$123,927	$33,926

From time to time, GPP has made advances to the Company for working capital purposes. During the six months ended June 30, 2008, General Pacific Partners or its affiliated entities made unsecured advances to the Company totaling $516,500. The proceeds were used for general working capital purposes. The rate of interest on the advance is 10% per annum. The funds were originally due six months from the date of clearance of the funds or August 14, 2008 and September 19, 2008. On June 30, 2008 GPP and the Company agreed to extend the maturity date of these advances to February 14, 2009 and March 19, 2009 respectively.  In consideration of the extension the Company agreed to issue to GPP 200,000 shares of its common stock valued at $220,000 and a warrant to purchase up to 225,000 shares of the Company’s common stock at $0.60 for a period of seven years valued at $222,500 using the Black-Scholes pricing model. The aggregate value of the shares and warrants of $442,500  was reflected as a valuation discount that will be amortized over the remaining life of the note. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88% and an expected term for the warrants of 7 years.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The five year lease with payments of $4,000 per month began August 1, 2007.

5.	SECURED FINANCING AGREEMENTS

During 2006 and 2007, the Company entered into a series of financings with Laurus Master Fund (“Laurus).
The amounts due under these financings at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

(a) Secured convertible Term Note	$509,222	$973,623
(b) Secured non-convertible Revolving Note	4,319,018	4,194,771
(c) Secured Short Term Note	1,467,187	1,245,210
(d) Valuation Discount	(1,166,968)	(2,042,191)
	5,128,459	4,371,413
Less current portion	(876,589)	(662,719)
Financing agreement, net of current portion	$4,251,870	$3,708,694

(a) On March 3, 2006, General Environmental Management, Inc. entered into an agreement with Laurus Master Fund, Ltd. dated as of February 28, 2006, whereby the Company issued to Laurus a secured convertible term note ("Note") in the principal amount of $2.0 million.  Under terms of the initial agreement, the principal amount of the Note carried an interest rate of prime plus three and one half percent, subject to adjustment, and such interest was payable monthly. The Company also was required to make monthly principal payments in the amount of $60,606, commencing June 1, 2006, until its maturity on February 28, 2009, as well as monthly interest payments in the amount of prime plus 3.5%, but in no event less than 8% per annum.

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

As of June 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $509,222 and $973,623 against the Note.

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

 (b) On March 3, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. ("Laurus"), dated as of February 28, 2006, whereby the Company issued to Laurus a Secured Non-Convertible Revolving Note of up to $5.0 million. The revolving note allows the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 3.5%, but in no event less than 8% per annum.  The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed in (a) above.  The note is due February 28, 2009.  As of June 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $4,319,018 and $4,194,771 against the Revolving Note.

(c)  On October 31, 2007, General Environmental Management, Inc entered into an agreement with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), dated as of October 31, 2007, whereby the Company issued to Valens US and Valens (i) secured convertible term notes ("Notes") in the principal amount of $1.25 million;  (ii) an assignment of the Laurus Secured Non-Convertible Revolving Note; (iii) a warrant ("Warrant 1") to purchase up to 661,818 shares of its common stock at a price of $1.38 per share and, (iv) a warrant ("Warrant 2") to purchase up to 330,909 shares of its common stock at a price of $2.75 per share.  The balance outstanding under this note at June 30, 2008 and December 31, 2007 was $1,467,187 and $1,245,210, respectively.

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

(d) In connection with the above financings, the Company paid to Laurus closing fees of $326,193, and issued to Laurus 1,099,994 warrants initially valued in the aggregate at $2,000,243, and determined the aggregate benefical conversion feature to be $1,368,397. The value of the warrants and the calculated beneficial conversion feature has been reflected by the Company as a valuation discount and offset to the face amount of the Notes, and is being amortized to interest expense over the life of the loan based upon the effective interest method.  During the six months ended June 30, 2008 and 2007 the Company amortized $875,223 and $408,270 of this amount which is included in interest expense in the accompanying statement of operations. Unamortized valuation discount was $1,116,968 and $2,042,191 as of June 30, 2008 and December 31, 2007, respectively.

In conjunction with the above financings, the Company also incurred fees to various investment advisors that facilitated the transaction, including the issuance of shares of our common stock and issuance of warrants. The fees paid to the finders and the value of the warrants issued to the finders have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  During the six months ended June 30, 2008 and 2007 the Company amortized $168,900 and $124,944, respectively, of this amount which is included in interest expense in the accompanying statement of operations.  Unamortized deferred financing fees were $225,182 and $394,082 as of June 30, 2008 and December 31, 2007, respectively.

6. LONG TERM OBLIGATIONS

Long term debt consists of the following at June 30, 2008 and December 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)

(a) Vehicle notes	$100,572	$22,303
(b) Notes Payable, Alliance	1,250,000	1,250,000
(c) Equipment notes	-	97,628
	1,350,572	1,369,931
Loan Discount	(5,208)	(15,625)
	1,345,364	1,354,306
Less current portion	1,287,660	1,274,464
Notes payable, net of current portion	$57,704	$79,842

(a) Note payable in monthly installments of $815 including interest at 1.9% per annum, through April 2010. The note is secured by a vehicle.

(b)  On September 12, 2005, our wholly owned subsidiary, General Environmental Management of Rancho Cordova, LLC, (“GEM LLC”) entered into a $1.25 million secured, long-term financing rrangement with The Alliance Portfolio (the “2005 Loan”). The loan is secured by real estate.

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

7. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $4,000 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At June 30, 2008, monthly payments under these leases aggregated $54,993. The leases expire at various dates through 2014. The amounts outstanding under the capital lease obligations were $2,174,055 and $1,233,935 as of June 30, 2008 and December 31, 2007, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2008	$312,143
2009	634,055
2010	641,189
2011	618,261
2012	521,965
2013	173,906
Thereafter	56,275
Total payments	2,957,794
Less: amount representing interest	(783,739)
Present value of minimum lease payments	2,174,055
Less: current portion	(387,097)
Non-current portion	$1,786,958

8. STOCK OPTIONS AND WARRANTS

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

On April 1, 2008 the Stock Option Committee approved the issuance of 22,000 options to eleven employees. The exercise price for the options was $1.99 per share and was based on the closing market price on the date of issuance.

A summary of the option activity during the period is as follows:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Life in Years

Options outstanding, January 1, 2008	5,000,193	1.64	9.32
Options granted	65,000	1.80	9.67
Options exercised	-	-	-
Options cancelled	(98,422)	1.51	-
Options outstanding, June 30, 2008	4,966,771	1.65	8.83
Options exercisable, June 30, 2008	2,657,211	1.81	8.77

The options had no intrinsic value at June 30, 2008.

For the six months ended June 30, 2008 and 2007, the fair value of options vesting during the period was $427,135 and $634,745 respectively, and has been reflected as compensation cost. As of June 30, 2008, the Company has unvested options valued at $1,601,883 which will be reflected as compensation cost over the estimated remaining vesting period of 8.83 years.

Warrants

A summary of the warrant activity during the period is as follows:

	Number of Warrants	Range of exercise prices	Weighted Avg. in Years

Warrants outstanding, January 1, 2008	5,981,635	$0.60-$120.00	3.93
Warrants granted	225,000	$0.60	3.75
Warrants exercised	-	-	-
Warrants expired	(30,778)	$37.50	-
Warrants outstanding, June 30, 2008	6,175,857	$0.60-$120.00	4.52

The aggregate intrinsic value of the 6,175,857 warrants outstanding as of June 30, 2008 was $1,429,315. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of June 30, 2008.

9. INCOME TAXES

The Company's net deferred tax assets consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)

Deferred tax asset, net operating loss	$11,700,071	$11,677,897
Less valuation allowance	(11,700,071)	(11,677,897)
Net deferred tax asset	$-	$-

As of June 30, 2008, the Company had federal net operating loss carry forwards of approximately $34,411,973 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at June 30, 2008 or December 31, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008		2007
Tax expense at U.S. statutory income tax rate	(34.0	) %	(34.0	) %
Increase in the valuation allowance	34.0		34.0
Effective rate	-		-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008 the Company has no accrued interest or penalties related to uncertain tax positions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of  the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission  ( the “SEC”), including the Quarterly Reports on form 10QSB filed by us in the fiscal year 2008.

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

COMPARISON OF THREE  MONTHS ENDED JUNE  30, 2008 AND 2007

Revenues

Total revenues were $9,406,585 for the three months ended June 30, 2008, representing an increase of $2,864,753 or 43.8% compared to the three months ended June 30, 2007.  The increase in revenue can be attributed to increased revenue in the Western Region business and for GEM’s mobile treatment business offset by a decrease in revenues in the Enviroconstruction market sector.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2008 were $7,822,370 or 83.1% of revenue, as compared to $5,068,675 or 77.5% of revenue for the three months ended June 30, 2007.  The cost of revenues includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to higher volume and an increase in costs attributable to fuel related expenses.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $1,956,313 or 20.8% of revenue as compared to $2,681,502 or 40.9% of revenue for the same period in 2007. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The decrease in operating expenses is primarily attributable to a reduction in general expenses over the last nine months.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2008 were $240,301, or 2.5% of revenue, as compared to $191,253 or 2.9% of revenue for the same period in 2007. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the three months ended June 30, 2008 were $844,711 or 8.9% of revenue, as compared  to $560,120 or 8.6% of revenue for the same period in 2007. Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to higher costs of amortization of valuation discounts generated from conversion features of warrants   and long term debt.

Other Non-Operating Income

The Company had other non-operating income for the three months ended June 30, 2008 of $9,030 or  0.01 % of  revenue, and $34,259 for the same period in 2007.  Non-Operating income for the  three months ended June 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington. The lease in Rancho Cordova which accounted for the majority of the 2007 non- operating income was terminated in July 2007.

Net Loss

The net loss for the three months ended June 30, 2008 was $1,204,984 or 12.8% of  revenue  as compared  to  a loss of $5,152,105, or 78.7% of  revenue for the same period in 2007.  The reduced loss is attributable to reductions in operating expenses over the last nine months and less non-cash charges related to convertible debt instruments issued in 2007.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

For the six months ended June 30, 2008, the Company reported consolidated revenue of $16,358,238   representing an increase of $3,499,026 or 27.2 % compared to the six months ended June 30, 2007.  The increase in revenue can be attributed to organic growth of the base business and an increase in revenues attributable to GEM’s mobile treatment services.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2008 were $13,467,714 or 82.3 % of revenue, as compared to $10,145,012 or 78.9 % of revenue for the six months ended June 30, 2007. The cost of revenue includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to higher volumes and an increase in costs attributable to fuel related expenses.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $3,805,927 or 23.3% of  revenue as compared to $ 7,748,042 or 60.2% of revenue for the same period in 2007.  Operating expenses include  sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The decrease in operation expenses is primarily attributable to general expense reductions made in late 2007 and a decrease in non-cash charges for consulting and advisory fees of $2,294,104.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2008 were $467,096 or 2.8% of revenue, as compared to $363,326 or 2.8% of revenue for the same period in 2007. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the six months ended June 30, 2008 were $1,661,319 or 10.1% of revenue, as compared to $ 1,240,133 or 9.6% of revenue for the same period in 2007.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to additional costs of amortization of valuation discounts related to the October 2007 Laurus financing.

Other Non-Operating Income

The Company had other non-operating income for the six   months ended June 30, 2008 of $16,693, or .10% of revenue, and $68,239  or .53% for the same period in 2007. Non-Operating income for the six months ended June 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington. The lease in Rancho Cordova which  accounted for the majority of the 2007 non- operating income was terminated in July 2007.

Net Loss

The net loss for the six months ended June 30, 2008 was $2,550,217, or 15.6% of revenue as compared  to a loss of $9,734,008, or 75.7% of revenue for the same period in 2007. The reduced loss is attributable to reductions in operating expenses over the last nine months and less non-cash charges related to advisory fees and convertible debt instruments issued in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended June 30, 2008 was $382,971 as compared to $681,995 for the same period in 2007.  Net cash used in operations for the six months ended June 30, 2008 was $889,789 as compared to $1,660,562 for the same period in 2007.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $2,550,217 and utilized cash in operating activities of $889,789 during the six months ended June 30, 2008. As of June 30, 2008 the Company had current liabilities exceeding current assets by $3,265,775. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results and cost reductions   made in late 2007.  However, there can be no assurances that the Company will be successful in this regard or will be able to maintain its working capital surplus or eliminate operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

Cash Flows for the Six Months Ended June 30, 2008

Operating activities for the six months ended June 30, 2008 used $889,789 in cash.  Accounts receivable, net of allowances for bad debts, increased $401,571 as of June 30, 2008 and accounts payable were reduced by $1,021,093.  Depreciation and amortization for the six months ended June 30, 2008 totaled $467,096. The net loss of $2,550,217 included a number of non-cash expenses incurred by the Company including $904,354 representing discount amortization on convertible debt and, $168,900 representing amortization of deferred financing fees. Prepaid expenses increased by 368,694 primarily due to insurance premiums that will be amortized in 2008. Accrued expenses increased by $1,449,585.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $201,959 for the six months ended June 30, 2008. Capital expenditures increased based on the issuance of capital lease obligations for the expansion of our transportation assets. The Company used $175,967 from financing activity for the six months ended June 30, 2008. This consisted of repayments of debt and capital leases offset by advances from related parties and execution of capital leases.

These activities resulted in a $915,781 reduction in cash balances from year end December 31, 2007 to the end of the quarter June 30, 2008.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  June 30, 2008. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC

August 14, 2008	By:	/s/ Timothy J. Koziol
Timothy J. Koziol CEO and Chairman of the Board of Directors

August 14, 2008	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President of Finance, Chief Financial Officer