Form 10-Q
period 2008-09-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2008-11-14
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period  ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of November 14, 2008, there were 12,678,885 shares of the issuer’s $.001 par value common stock issued and outstanding.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$604,526	$954,581

Accounts receivable, net of allowance for doubtful
accounts of $178,779 and $236,781, respectively	6,209,475	6,495,736

Prepaid expenses and other current assets	654,557	156,340

Total Current Assets	7,468,558	7,606,657

Property and Equipment – net of accumulated depreciation $2,506,196 and $1,854,141, respectively	7,847,706	3,950,253

Restricted cash	1,198,450	1,184,835

Intangibles, net	905,586	1,028,044

Deferred financing fees	561,545	394,082

Deposits	503,804	282,070

Goodwill	946,119	946,119

TOTAL ASSETS	$19,431,768	$15,392,060

(Continued)

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable	$3,214,047	$4,314,515

Accrued expenses	2,884,265	2,780,121

Payable to related party	513,115	31,871

Current portion of financing agreement	812,500	662,719

Current portion of long term obligations	43,763	1,274,464

Current portion of capital lease obligations	613,857	187,015

Current portion of convertible notes payable	495,848	-

Total Current Liabilities	8,577,395	9,250,705

LONG-TERM LIABILITIES :

Financing agreements, net of current portion	8,538,084	3,708,694

Long term obligations, net of current portion	1,296,633	79,842

Capital Lease obligations, net of current portion	1,904,590	1,046,920

Convertible notes payable, net of current portion	-	520,208

Total Long-Term Liabilities	11,739,307	5,355,664

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 1,000,000,000 shares authorized,
12,673,885 and 12,473,885 shares issued and outstanding	12,674	12,474

Additional paid in capital	53,168,600	50,151,615

Accumulated deficit	(54,066,208)	(49,378,398)

Total Stockholders' Equity (Deficiency)	(884,934)	785,691

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)	$19,431,768	$15,392,060

See accompanying notes to condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended		Three months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES	$24,989,210	$21,415,043	$8,630,972	$8,555,831

COST OF REVENUES	20,327,989	17,023,247	6,860,275	6,878,235

GROSS PROFIT	4,661,221	4,391,796	1,770,697	1,677,596

OPERATING EXPENSES	5,651,106	10,782,081	1,845,179	3,034,039

OPERATING LOSS	(989,885)	(6,390,285)	(74,482)	(1,356,443)

OTHER INCOME (EXPENSE):

Interest income	15,894	30,056	6,082	10,641

Interest and financing costs	(3,748,992)	(1,815,131)	(2,087,673)	(574,998)

Costs to induce conversion of related party debt	-	(6,737,413)	-	(3,189,726)

Other non-operating income	35,173	93,568	18,480	25,329

Net Loss	$(4,687,810)	$(14,819,205)	$(2,137,593)	$(5,085,197)

Net loss per common share, basic and diluted	$(.37)	$(1.53)	$(.17)	$(.43)

Weighted average shares of common stock
outstanding, basic and diluted	12,673,885	9,661,979	12,673,885	11,737,377

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	12,473,885	$12,474	$50,151,615	$(49,378,398)	$785,691

Stock compensation cost for value of vested options			634,213		634,213

Issuance of stock to related party for extension of debt	200,000	200	219,800		220,000

Fair value of warrants issued to related party for extension of debt			402,482		402,482

Issuance of warrants related to financing			1,674,035		1,674,035

Issuance of warrants to related party			57,405		57,405

Issuance of warrants for services			29,050		29,050

Net loss for the nine months ended September 30, 2008				(4,687,810)	(4,687,810)

Balance, September 30, 2008	12,673,885	$12,674	$53,168,600	$(54,066,208)	$(884,934)

See accompanying notes to consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES
Net Loss	$(4,687,810)	$(14,819,205)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	827,861	559,525
Amortization of discount on notes	210,281	21,863
Fair value of vested options	634,213	752,291
Issuance of warrants and common shares for services	57,405	1,606,395
Common stock issued for services		530,225
Amortization of discount on convertible debts	2,141,610	612,405
Amortization of deferred financing fees	410,127	187,314
Costs to induce conversion of debt	-	6,737,413
Warrants issued to modify debt	-	279,202
Accrued interest on notes payable	-	67,755
Changes in assets and liabilities:
Accounts Receivable	1,365,335	(1,558,205)
Inventory	16,831	-
Prepaid and other current assets	(264,700)	(143,016)
Deposits and restricted cash	(51,527)	-
Accounts Payable	(1,477,501)	580,955
Payable to related party	-	7,999
Accrued interest on convertible notes	28,141	-
Accrued expenses and other liabilities	(256,861)	756,067
NET CASH USED IN OPERATING ACTIVITIES	(1,046,595)	(3,815,017)

INVESTING ACTIVITIES
Increase in deposits and restricted cash	-	(413,404)
Acquisitions, net of cash received, and
notes payable issued to seller	(2,150,000)	-
Additions to property and equipment	(290,946)	(518,893)
NET CASH USED IN INVESTING ACTIVITIES	(2,440,946)	(932,297)

FINANCING ACTIVITIES
Net advances from ComVest	10,925,200	-
Net advances from (repayment of) Laurus notes	(6,413,604)	844,822
Advances from related parties	32,601	3,355,243
Payment for deferred financing fees	(147,607)	-
Issuance of notes payable to related party	472,500	-
Payment of notes payable	(1,279,536)	142
Repayment of convertible notes	(52,500)	-
Payment on capital leases	(399,568)	-
Proceeds from exercise of warants	-	119
Proceeds from issuance of common stock	-	1,888
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,137,486	4,202,214

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(350,055)	(545,100)

Cash at beginning of period	954,581	618,654

CASH AT END OF PERIOD	$604,526	$73,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$852,648	$669,811

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of related party debt to common stock	$-	$3,902,700
Conversion of investor interest to common stock	-	196,772
Issuance of capital lease obligations		981,327
Issuance of common stock to related party for extension of debt	220,000	-
Fair value of warrants issued to related party for extension of debt	222,500	-
Valuation of warrants allocated to deferred fees	179,982	451,602
Acquisition of leased equipment and capital lease obligations	1,658,066
Value of warrants issued in connection with lease		187,128
Conversion of fees due in related party to common stock		220,000
Issuance of note payable on acquisition	1,250,000	-
Closing fees due to related party included as deferred financing fees	250,000	-

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $4,687,810 and utilized cash in operating activities of $1,046,595 during the nine  months  ended September 30, 2008, and as of September 30, 2008 the Company had current liabilities exceeding current assets by $1,108,837. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2008 and 2007, one customer accounted for 13% and 15.5% of revenues, respectively. During the three months ended September 30, 2008 and 2007, one customer accounted for 9% and 25.6% of revenue. As of September 30, 2008 and December 31, 2007 there was one customer that accounted for 6% and 25% of accounts receivable, respectively.

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

These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2008 and 2007 because the Company incurred a loss during such periods and thus  their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and nine months ended September 30, 2008 and 2007.

At September 30, 2008 and 2007, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 16,233,735 shares and 9,312,594 shares, respectively.

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

3. ACQUISITIONS

On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental Services, Inc. of Pomona, California ("Island"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments. In consideration of the acquisition of the issued and outstanding common stock of Island, the Company paid $2.25 million in cash to the stockholders of Island and issued $1.25 million in three year promissory notes (“Notes”).  Other consideration is payable based on the performance of the acquired entity.  The Notes bear interest at 8%, payable quarterly, and the entire principal is due 36 months after closing. As a result of the agreement, Island becomes a wholly-owned subsidiary of the Company.

The purchase price was allocated based upon the fair market values at the date of purchase as follows:

Current assets and liabilities	846,197
Property and Equipment	2,653,803
Total	$3,500,000

The Company allocated the excess of net assets acquired to property and equipment based upon a preliminary valuation performed by a third party valuation company. The Company has not yet finalized the purchase price allocation which may change upon the completion of the independent third party evaluation of the assets purchased.

The following sets out the pro forma operating results for the nine months ended September 30, 2008 and 2007 for the Company had the acquisition occurred as of January 1, 2007:

Unaudited
Three and Nine months ended September 30, 2008
Proforma (Unaudited)

	Nine months ended		Three months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$32,286,729	$27,402,420	$13,128,576	$10,827,358

Cost of sales	24,861,224	20,615,739	9,633,772	8,069,368

Gross profit	7,425,505	6,786,681	3,494,804	2,757,990

Operating expenses	9,711,211	12,582,240	4,544,580	3,728,887

Operating loss	(2,285,706)	(5,795,559)	(1,049,776)	(970,897)

Other income (expense):
Interest income	52,922	61,634	28,424	30,542
Interest expense and amortization of deferred financing costs	(3,755,800)	(1,815,131)	(2,091,082)	(574,998)
Cash to induce conversion of related party debt	-	(6,737,413)	-	(3,189,726)
Other non-operating income	113,188	65,275	77,929	27,701

Net Loss	$(5,875,396)	$(14,221,194)	$(3,034,505)	$(4,677,378)

Loss per weighted average share, basic and diluted	$(.47)	$(1.48)	$(.24)	$(.40)

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

Intangible assets consist of the following at:

	September 30, 2008	December 31, 2007
	(Unaudited)
Rancho Cordova acquisition – permit	$475,614	$475,659
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,904
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(436,444)	(314,031)
	$905,586	$1,028,044

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

5. RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 7% of the Company’s common stock at September 30, 2008.  The following summarizes the transactions with GPP during the nine months ended September 30, 2008 and 2007.

Advisory Fees

During the three months ended March 31, 2007, the Company entered into a twelve month advisory agreement with GPP.  Advisory fees paid or accrued to GPP during the three and nine months ended September 30, 2007 amounted to $55,500. There were no amounts paid or accrued under this agreement during 2008.

Advances from Related Party

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes from GPP	$472,500	$-
Advances to Lapis	(15,255)	-
Financing Fees	250,000	-
Accrued Interest	81,782	31,871
Valuation Discount	(275,912)	-
	$513,115	$31,871

From time to time, GPP has made advances to the Company for working capital purposes. During the nine months ended September 30, 2008, General Pacific Partners or its affiliated entities made unsecured advances to the Company totaling $472,500. The proceeds were used for general working capital purposes. The rate of interest on the advance is 10% per annum. The funds were originally due six months from the date of clearance of the funds or August 14, 2008 and September 19, 2008. On June 30, 2008 GPP and the Company agreed to extend the maturity date of these advances to February 14, 2009 and March 19, 2009 respectively.  In consideration of the extension the Company agreed to issue to GPP 200,000 shares of its common stock valued at $220,000 and a warrant to purchase up to 225,000 shares of the Company’s common stock at $0.60 for a period of seven years valued at $222,500 using the Black—Scholes pricing model. The aggregate value of the shares and warrants of $442,500 was reflected as a valuation discount that will be amortized over the remaining life of the note. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88% and an expected term for the warrants of 7 years.

During the nine months ended September 30, 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000 and issue a warrant to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $.60 for a period of six years valued at $179,982 using the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 6 years. The value of the warrant and the cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at September 30, 2008.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The five year lease with payments of $4,000 per month began August 1, 2007.

Letter of Credit Fees

During the third quarter ended September 30, 2008 the Company entered into an agreement with GPP wherein GPP would provide funds to the Company’s bank and instruct the bank to issue letters of credit to support various projects contracted to GEM. As compensation for this service the Company will pay a 2% commitment fee based on the value of the letter of credit, interest at a rate to be negotiated and a warrant to purchase shares of the Company’s common stock at $0.60 per share for a term of seven years. Costs related to letters of credit issued during the third quarter ended September 30, 2008 are $19,945.

Software Support

During the nine months ended September 30, 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of September 30, 2008, $15,255 of the fees related to the fourth quarter had been prepaid to Lapis.

6. SECURED FINANCING AGREEMENTS

During the period 2006 through 2008, the Company entered into a series of financings with Laurus Master Fund (“Laurus”) and CVC California, LLC (“CVC”).

The amounts due under these financings at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
(a) Secured notes from Laurus and affiliated entities	$-	$6,413,604
(b) Secured Notes from CVC California	12,830,202	-
Valuation Discount	(3,479,618)	(2,042,191)
	9,350,584	4,371,413
Less current portion	(812,500)	(662,719)
Financing agreement, net of current portion	$8,538,084	$3,708,694

(a) Agreements with Laurus Master Fund and affiliated entities.

On March 3, 2006, General Environmental Management, Inc. entered into an agreement with Laurus Master Fund, Ltd. dated as of February 28, 2006, whereby the Company issued to Laurus a secured convertible term note ("Note") in the principal amount of $2.0 million and a Secured Non-Convertible Revolving Note (“Revolving Note”) of up to $5.0 million.  On October 31, 2007, General Environmental Management, Inc entered into an agreement with Laurus Master Fund, Ltd. ("Laurus"), LV Administrative Services, Inc. (“LV Admin”), Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens”), whereby the Company issued to these companies secured convertible term notes ("Valens Notes") in the principal amount of $1.25 million.

(i). Under terms of the initial agreement, the principal amount of the Note carried an interest rate of prime plus three and one half percent, subject to adjustment, and such interest was payable monthly. The Company also was required to make monthly principal payments in the amount of $60,606, commencing June 1, 2006, until its maturity on February 28, 2009, as well as monthly interest payments in the amount of prime plus 3.5%, but in no event less than 8% per annum.  On October 31, 2007, the Company entered into an Amendment of, and Joinder to, Existing Financing Documents with Laurus Master Fund Ltd., wherein the Company’s principal payment for the convertible term loan under Secured Convertible Term Loan agreement was changed as follows (i) Monthly principal payment was reduced from $60,606 to $30,303 (from February 2008 to February 2009), (ii) 4-months grace period for principal payment (monthly payment started in March 2008), (iii) Interest is to be paid monthly (based on prime +3.5%), and; (iv) Balloon payment in February 2009 for the remaining balance of the loan. As of December 31, 2007, the Company had outstanding borrowings of $973,623 against the Note.

(ii). The revolving note allowed the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which were primarily accounts receivables under 90 days. The interest rate on this line of credit was in the amount of prime plus 3.5%, but in no event less than 8% per annum.   As of December 31, 2007, the Company had outstanding borrowings of $ $4,194,771 against the Revolving Note.

(iii). The principal amount of the $1,250,000 Valens Notes and accrued interest thereon was convertible into shares of its common stock at a price of $2.78 per share, subject to anti-dilution adjustments. Under the terms of the Note, monthly principal payment amount of approximately $30,303, plus the monthly interest payment (together, the "Monthly Payment"), was payable in either cash or, if certain criteria were met, including the effectiveness of a current registration statement covering the shares of its common stock into which the Note is convertible, through the issuance of its common stock. Valens and Valens US had the option to convert the entire principal amount of the Note, together with interest thereon, into shares of its common stock, provided that such conversion did not result in Valens and Valens US beneficially owning at any one time more than 9.99% of its outstanding shares of common stock. The balance outstanding under these notes at December 31, 2007 was $1,245,210.

The Notes were secured by all of the Company’s assets and the assets of its direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiary, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owned by General Environmental Management of Rancho Cordova LLC), as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), GEM Mobile Treatment Services, Inc. (California) and General Environmental Management of Rancho Cordova LLC.

The aggregate amount due under these notes at December 31, 2007 was $6,413,604. On September 4, 2008 the entire amount due on these notes was paid in full with the proceeds of CVC notes described below.

In connection with the above financings, the Company paid to Laurus closing fees of $326,193, and issued to Laurus 1,099,994 warrants initially valued in the aggregate at $2,000,243, and determined the aggregate benefical conversion feature of the convertible notes to be $1,368,397. The closing fees, the value of the warrants and the calculated beneficial conversion feature was reflected by the Company as a valuation discount and offset to the face amount of the Notes, and was being amortized to interest expense over the life of the loan based upon the effective interest method.  During the nine months ended September 30, 2008 and 2007 the Company amortized $1,166,968 and $612,405 of this amount which is included in interest expense in the accompanying statement of operations.  Unamortized valuation discount was $2,042,191 as of December 31, 2007. The remaining balance of the valuation discount was fully amortized in September 2008 as part of the new financing agreement with CVC California described below.

In conjunction with the above financings, the Company also incurred fees to various investment advisors that facilitated the transaction, including the issuance of shares of our common stock and issuance of warrants. The fees paid to the finders and the value of the warrants issued to the finders were reflected as deferred financing costs in the accompanying balance sheet and were amortized over the life of the loan.  During the nine months ended September 30, 2008 and 2007 the Company amortized $394,082 and $187,416, respectively,  which is included in interest expense in the accompanying statement of operations.  Unamortized deferred financing fees were $394,082 as of December 31, 2007. The remaining balance of deferred financing fees was fully amortized in September 2008 as part of the new financing agreement with CVC California described below.

(b) Note Agreements with CVC California

On September 4, 2008 General Environmental Management, Inc. (the “Company”) entered into a series of agreements with CVC California, LLC, a Delaware limited liability company (“CVC”), each dated as of August 31, 2008, whereby the Company issued to CVC (i) a secured convertible term note ("Note") in the principal amount of $6.5 million and (ii) a secured non-convertible revolving credit note ("Revolving Note") of up to $7.0 million; (iii) 6 year warrants  to purchase 1,350,000 shares of our common stock at a price of $0.60 per share; (iv) 6 year warrants to purchase 1,350,000 shares of our common stock at a price of $1.19 per share; and, (v) 6 year warrants to purchase 300,000 shares of our common stock at a price of $2.25 per share.   The principal amount of the Note carries an interest rate of nine and one half percent, subject to adjustment, with interest payable monthly commencing October 1, 2008. The Note further provides that commencing on April 1, 2009, the Company will make monthly principal payments in the amount of $135,416. Although the stated principal amount of the Term Loan was $6,500,000, the Lender was only required to fund $5,000,000 with  the difference being treated as a discount to the note.

(i). The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock  at a price of $3.00 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $135,416 plus the monthly interest payment  (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of warrants. As of September 30, 2008 the Company had an outstanding balance of $6,500,000.

(ii). The revolving note allows the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed in (e) above. The note is due August 31, 2011. As of September 30, 2008 the Company had an outstanding balance of $6,330,202.

The Notes are secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owned by General Environmental Management of Rancho Cordova LLC), GEM Mobile Treatment Services Inc., Island Environmental Services, Inc. as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC, GEM Mobile Treatment Services Inc. and Island Environmental Services, Inc.

In connection with the CVC financing, the Company paid closing fees of $405,000 and  issued warrants to acquire an aggregate of 3,000,000 shares of our common stock as described above to CVC.  The Company calculated that the fair value of the warrants issued was $1,674,035, based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57 % and an expected term for the warrants of 7 years. The relative value of the warrants of $1,674,035 and the $1,500,000 discount on issuance has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Unamortized valuation discount was $3,479,618 at September 30, 2008.

The Company also incurred expenses of approximately $100,000 to various professional firms as reimbursement for CVC's due diligence and legal fees and expenses incurred in connection with the transaction.  The aggregate amount of these costs have been reflected as deferred financing fees and are being amortized to interest expense over the life of the loan based upon the effective interest method.

7. LONG TERM OBLIGATIONS

Long term debt consists of the following at September 30, 2008 and December 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
(a) Vehicle notes	$15,242	$22,303
(b) Notes Payable, Alliance	-	1,250,000
(c) Equipment notes	75,154	97,628
(d) Notes Payable, Costales	1,062,500	-
(e) Notes Payable, NCF Charitable Trust	187,500	-
	1,340,396	1,369,931
Loan Discount	-	(15,625)
	1,340,396	1,354,306
Less current portion	43,763	1,274,464
Notes payable, net of current portion	$1,296,633	$79,842

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

The terms of the loan provide that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008.  The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan is prepaid prior to the twelfth month, then the prepayment penalty is 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest is due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. The interest rate reset to 14.07% on June 1, 2007. In no event will the interest rate be less than 12.99% per annum. In connection with obtaining the loan, the Company paid a $62,500 loan origination fee which is being amortized over the term of the loan.  The loan was paid in full on August 31, 2008 as part of the refinancing agreement with CVC California, LLC as detailed in section 6.

(c) The equipment note is for equipment utilized by GEM Mobile Treatment Services. It requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment.

(d), (e) On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental as detailed in note 3.  As part of the consideration for the purchase the Company, issued two three year promissory notes totaling $1.25 million.

The first note is payable to the former owners in the amount of $1,062,500.  The second note is payable to NCF Charitable Trust in the amount of $187,500.  The notes bear interest at eight percent (8%) with interest only payments payable quarterly and the entire balance of interest and principal payable August 31, 2011.

8. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $26,500 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At September 30, 2008, monthly payments under these leases aggregated $70,953. The leases expire at various dates through 2014. The amounts outstanding under the capital lease obligations were $2,518,447 and $1,233,935 as of September 30, 2008 and December 31, 2007, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2008	$224,750
2009	895,476
2010	723,822
2011	674,455
2012	566,859
2013	193,361
Thereafter	56,275
Total payments	3,334,998
Less: amount representing interest	(816,551)
Present value of minimum lease payments	2,518,447
Less: current portion	(613,857)
Non-current portion	$1,904,590

9. STOCK OPTIONS AND WARRANTS

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

On July 1, 2008 the Stock Option Committee approved the issuance of 45,000 options to fifteen employees. The exercise price for the options was $1.05 per share and was based on the closing market price on the date  of issuance.

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years
Options outstanding, January 1, 2008	5,000,193	1.64	9.32
Options granted	110,000	1.49	9.31
Options exercised	-	-	-
Options cancelled	(180,047)	1.57	-
Options outstanding, September 30, 2008	4,930,146	1.64	8.59
Options exercisable, September 30, 2008	2,940,863	1.77	8.49

The aggregate intrinsic value of the 4,930,146 options outstanding as of September 30, 2008 was $2,213. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the options that were in-the-money as of September 30, 2008.

For the nine months ended September 30, 2008 and 2007, the fair value of options vesting during the period was $634,213 and $758,290 respectively, and has been reflected as compensation cost. As of September 30, 2008, the Company has unvested options valued at $1,408,799 which will be reflected as compensation cost over the estimated remaining vesting period of 9.83 years.

Warrants

A summary of the warrant activity during the period is as follows:

		Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2008	5,981,635	$0.60-$120.00	3.93
Warrants granted	3,574,500	$0.60-$2.25	4.07
Warrants exercised	-	-	-
Warrants expired	(210,741)	$1.20- $120.00	-
Warrants outstanding, September 30, 2008	9,345,394	$0.60-$120.00	4.13

The aggregate intrinsic value of the 9,345,394 warrants outstanding as of September 30, 2008 was $2,261,565. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of September 30, 2008.

10. INCOME TAXES

The Company's net deferred tax assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax asset, net operating loss	$13,344,893	$11,677,897
Less valuation allowance	(13,344,893)	(11,677,897)
Net deferred tax asset	$-	$-

As of September 30, 2008, the Company had federal net operating loss carry forwards of approximately $39,249,686 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2008 or December 31, 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine months ended September30,
	2008		2007
Tax expense at U.S. statutory income tax rate	(34.0	) %	(34.0	) %
Increase in the valuation allowance	34.0		34.0
Effective rate	-		-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008 the Company has no accrued interest or penalties related to uncertain tax positions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of  the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission  ( the “SEC”), including the Quarterly Reports on form 10-Q filed by us in the fiscal year 2008.

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

On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental Services, Inc. of Pomona, California ("Island"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments.

COMPARISON OF THREE  MONTHS ENDED SEPTEMBER  30, 2008 AND 2007

Revenues

Total revenues were $8,630,972 for the three months ended September 30, 2008, representing an increase of $75,141 or .9% compared to the three months ended September 30, 2007.  The increase in revenue can be attributed to increased revenue for GEM’s mobile treatment business offset by a decrease in revenues in the Enviroconstruction market sector.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 were $6,860,275 or 79.5% of revenue, as compared to $6,878,235 or 80% of revenue for the three months ended September 30, 2007.  The cost of revenues includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to implementation of additional operating cost controls in the third quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $1,845,179 or 21.3% of revenue as compared to $3,034,039 or 35.5% of revenue for the same period in 2007. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The decrease in operating expenses is primarily attributable to a reduction in general expenses over the last nine months.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2008 were $360,765 or 4.1% of revenue, as compared to $196,199 or 2.3% of revenue for the same period in 2007. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the three months ended September 30, 2008 were $2,087,673 or 24.1% of revenue, as compared to $574,998 or 6.7% of revenue for the same period in 2007.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to higher costs of amortization of valuation discounts generated from conversion features of warrants and long term debt and the refinancing described in section 6.

Other Non-Operating Income

The Company had other non-operating income for the three months ended September 30, 2008 of $18,480 or 0.21 % of  revenue, and $25,329  or .3% of revenue for the same period in 2007.  Non-Operating income for the three months ended September 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington. The lease in Rancho Cordova which accounted for the majority of the 2007 non- operating income was terminated in July 2007.

Net Loss

The net loss for the three months ended September 30, 2008 was $2,137,593 or 24.7% of revenue as compared to a loss of $5,085,197, or 59.4% of revenue for the same period in 2007.  The reduced loss is attributable to reductions in operating expenses over the last nine months and less non-cash charges related to convertible debt instruments issued in 2007.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

For the nine months ended September 30, 2008, the Company reported consolidated revenue of $24,989,210 representing an increase of $3,574,167 or 16.7 % compared to the nine months ended September 30, 2007.  The increase in revenue can be attributed to organic growth of the base business and an increase in revenues attributable to GEM’s mobile treatment services.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2008 were $20,327,989 or 81.3 % of revenue, as compared to $17,023,247 or 79.5 % of revenue for the nine months ended September 30, 2007. The cost of revenue includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to higher volumes and an increase in costs attributable to fuel related expenses.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $5,651,106 or 22.6% of  revenue  as compared to $ 10,782,081 or 50.3% of revenue for the same period in 2007.  Operating expenses include  sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The decrease in operation expenses is primarily attributable to general expense reductions made in late 2007 and a decrease in non-cash charges for consulting and advisory fees of $2,294,104.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2008 were $827,861 or 3.3% of revenue, as compared to $559,525 or 2.6% of revenue for the same period in 2007. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the nine months ended September 30, 2008 were $3,748,992 or 15% of revenue, as compared to $ 1,815,131 or 8.5% of revenue for the same period in 2007.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest expense is due to additional costs of amortization of valuation discounts and deferred fees related to the August 31, 2008 refinancing with CVC California, LLC.

Other Non-Operating Income

The Company had other non-operating income for the nine   months ended September 30, 2008 of $35,173, or .14% of revenue, and $93,568 or .43% for the same period in 2007. Non-Operating income for the nine months ended September 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington. The lease in Rancho Cordova which accounted for the majority of the 2007 non- operating income was terminated in July 2007.

Net Loss

The net loss for the nine months ended September 30, 2008 was $4,687,810, or 18.7% of revenue as compared to a loss of $14,819,205, or 69.1% of revenue for the same period in 2007. The reduced loss is attributable to reductions in operating expenses over the last nine months and less non-cash charges related to advisory fees and convertible debt instruments issued in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended September 30, 2008 was $156,806 as compared to $2,154,455 for the same period in 2007.  Net cash used in operations for the nine months ended September 30, 2008 was $1,046,595 as compared to $3,815,017 for the same period in 2007.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $4,687,810 and utilized cash in operating activities of $1,046,595 during the nine months ended September 30, 2008. As of September 30, 2008 the Company had current liabilities exceeding current assets by $1,108,837. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Nine Months Ended September 30, 2008

Operating activities for the nine months ended September 30, 2008 used $1,046,595 in cash. Accounts receivable, net of allowances for bad debts, were reduced by $1,365,335 as of September 30, 2008 and accounts payable were reduced by $1,477,501.  Depreciation and amortization for the nine months ended September 30, 2008 totaled $827,861. The net loss of $4,687,810 included a number of non-cash expenses incurred by the Company including $410,127 representing amortization of deferred financing fees. Prepaid expenses increased by $264,700 primarily due to insurance premiums that will be amortized in 2008. Accrued expenses were reduced by $256,861.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $2,440,946 for the nine months ended September 30, 2008. Capital expenditures increased due to the acquisition of Island Environmental and the issuance of capital lease obligations for the expansion of our transportation assets. Financing activities provided $3,137,486 for the nine months ended September 30, 2008 primarily from the new financing agreement with CVC California, LLC.

These activities resulted in a $350,055 reduction in cash balances from year end December 31, 2007 to the end of the quarter September 30, 2008.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  September 30, 2008. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Tim Koziol and our CFO, Mr. Brett Clark. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.
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

Item 1.  Legal Proceeding - None

Item 2.  Unregistered Sales of Securities and Use of Proceeds – S-1/A  Registration Statement; filed with the commission on May 5, 2008.

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports

              (a)         Exhibits

              (b)         Reports on Form 8-K

                            1. Stock Purchase agreement Island Environmental Svcs.; filed with the Commission on 9/24/08

                            2. Material definitive agreement and Sales of Equity; filed with the Commission on 9/24/08

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated: November 14, 2008	By:	/s/ Timothy J. Koziol
Timothy J. Koziol CEO and Chairman of the Board of Directors

Dated: November 14, 2008	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President of Finance, Chief Financial Officer