Form 10-K
period 2008-12-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2009-04-15
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended December 31, 2008.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from           to

COMMISSION FILE NO.: 33-55254-38

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0485313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3191 Temple Ave., Suite 250, Pomona, CA	91768
(Address of principal executive offices)	(Zip Code)

(909) 444-9500
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:	Securities registered under Section 12(g) of the Act:

None	Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes      ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $ 1.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $13,043,906.

As of December 31, 2008 there were 12,691,409 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents General Environmental Management, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

PART I

ITEM 1.  Description of Business

Company Background

General Environmental Management, Inc. formerly, Ultronics Corporation (the "Company") was incorporated under the laws of Nevada on March 14, 1990. The Company did not have operations from its inception until February 2005, as it was formed for the primary purpose of seeking an appropriate merger candidate.

On February 14, 2005, we acquired all the outstanding shares of General Environmental Management, Inc., a Delaware corporation (“GEM.DE”) in exchange for 630,481 shares of our class A common stock and as a result, GEM.DE became a wholly owned subsidiary of Ultronics. The acquisition has been treated as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics the legal acquirer. We then changed our parent name to General Environmental Management, Inc. on March 16, 2005.

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

Our principal office is in Pomona, California with field service locations in Rancho Cordova, CA, Pomona, CA, Santee, CA, Hayward, CA, Signal Hill, CA, Kent, WA, and La Porte, TX with our TSDF in Rancho Cordova, CA.

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

Customers

Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses that have ongoing requirements for one or more of our services. A majority of our revenues are derived from previously served customers with recurring needs for our services. For the fiscal year ended December 31, 2008, one single customer accounted for 14 % of our revenues.  For the fiscal year ended December 31, 2007, one single customer accounted for 17% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

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

For our services and onsite services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Accordingly, waste generators are interested in the reputation and financial strength of properly licensed and permitted companies they use for management of their hazardous waste.  Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.

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

As part of this Liability program, Pollution Liability and Professional Liability insurance coverage’s are included to protect GEM for potential risks in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. This coverage is also maintained at a $21,000,000 per occurrence, $22,000,000 aggregate limit, covering third party bodily injury, property damage, remedial activities and associated liabilities for all operations performed by or on behalf of the company.

We also maintain Workers' Compensation insurance whose limits are established by state statutes; with Employers Liability coverage subject to a $21,000,000 limit per accident.

Auto Liability insurance written by a member of the AIG Group which covers third structure party bodily injury, property damage while also including pollution liability coverage for waste in-transit exposures with combined single limit (i.e. bodily injury and property damage) of $1,000,000 on a “per accident” basis. This is subject to, an additional limit of coverage of $20,000,000, as provided by a commercial Umbrella policy.

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

Employees

As of December 31, 2008, we had 169 full-time employees. Of these employees, 18 were engaged in sales and marketing, 93 were engaged in professional services/project management and 58 were engaged in finance and administration. None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.  Risk Factors

An investor in our securities should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

Business Risk Factors

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

The Company experienced net operating losses of $7,149,709 and $16,086,037 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company’s business, financial condition or operating results.

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

The Company was incorporated in September 1991 but did not engage in meaningful business operations until February 2005 when we acquired GEM Delaware.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred only losses and may continue to incur losses in the foreseeable future. Our short operating history and results of operations may not give you an accurate indication of our future results of operations or prospects.  Our business and prospects, in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We are dependent upon a limited number of customers for a substantial percentage of our revenues. If we fail to retain these customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Our largest customer during the year ended December 31, 2008 accounted for approximately 14% of total revenues; for the year ended December 31, 2007 one customer accounted for approximately 17% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation.

The assets of the Company are now pledged under the recent agreements with Secured Lenders and may prevent the Company from obtaining any additional asset based financing.

In conjunction with a secured convertible term note and a secured revolving note, all unsubordinated assets of the Company and its subsidiaries are secured under agreements with CVC California, LLC, a subsidiary of the Comvest Group. (Sometimes referred to as the “Secured Lenders”). Without any unsecured assets, the Company could be unable to obtain any future asset based financing.

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

Secured Lenders' conversions of indebtedness to common shares and exercise of warrants at fixed conversion and exercise prices, would: i) dilute the current shareholders' equity in the Company; ii) limit the Company’s ability to raise additional equity capital; and iii) depress the  price of our common shares in the market.

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

Although environmental compliance cannot be short circuited in any economic environment, waste, generally, is viewed as trash and considered low on the priority list when economic conditions bring cut backs in operational spending. Accordingly, our services may be in less demand during a time of economic downturn and our business may suffer. The current economic downturn has had effect on the business but not substantially since customers are still required by law to dispose of generated waste.

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

The conversion of our outstanding convertible debentures and the exercise of our outstanding warrants and options could result in the issuance of up to an additional 16,497,553 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Common stock on a national market could be adversely affected.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 2.  Description of Property

Facilities

We own an EPA permitted Part B TSDF in Rancho Cordova, California on 4.5 acres of land.  The real estate is collateral for a secured convertible term note with CVC California, LLC in the principal amount of $6.5 million; and a Secured Non-Convertible Revolving Note of up to $7.0 million. (See Liquidity)

We also lease space for a waste transfer facility in Rancho Cucamonga, California comprising approximately 9,014 square feet. This lease expires on May 31, 2010 and grants the Company the option to renew the lease for an additional one-year period.  The lease was terminated in January 2009 and the Cucamonga operation was moved to the Island Environmental facility in Pomona.  An early termination agreement was executed providing payments through September 2009.

We lease space in Kent, Washington for a waste transfer facility, comprising approximately 12,500 square feet.  This lease expires June 30, 2013. Of the 12,500 square feet leased, we sublease approximately 4,000 square feet on a six month lease which may be renewed for an additional six months.

In Northern California, we lease a waste transfer facility in Benicia.  The lease for the 5,000 square feet of office and warehouse space expires in April, 2011. In January 2009 the company moved our facility to Hayward, California and executed a lease for approximately 13,500 square feet of industrial / warehouse space.  The lease expires on December 31, 2012.  We are in negotiations to sublease  the facility in Benecia for the remainder of the lease.

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

On August 31, 2008 the Company acquired Island Environmental Services, Inc.. Subsequent to the acquisition the Company executed a lease with the former owners for approximately 3,645 square feet of office space and additional yard space. The lease expires on August 31, 2018.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

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

PART II

ITEM 5.  Market for Common Equity and Restated Stockholder Matters

On February 14, 2007, the Company completed the reverse split of the outstanding common stock, par value $.001 per share, by a ratio of 1-for-30. All share and per share calculations and disclosures in this report have been retro-actively adjusted to reflect this reverse split as if it occurred at the beginning of the earliest period presented. GEM’s Common Stock, 0.001 par value, trades on the over the counter bulletin board maintained by the FINRA under the symbol “GEVI.OB" The following table sets forth, for the periods indicated,  the range of high and low closing bid prices for GEM’s Common Stock as reported by the FINRA  composite feed or other  qualified  inter-dealer  quotation  medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect  inter-dealer prices without retail markup,  markdown  or  commissions,  and  may  not  necessarily represent actual transactions.

Period 2008	High	Low
2008 First Quarter	1.99	1.31
2008 Second Quarter	1.99	1.02
2008 Third Quarter	1.15	0.88
2008 Fourth Quarter	1.05	0.32

Period 2007	High	Low
2007 First Quarter	2.88	1.80
2007 Second Quarter	3.60	1.86
2007 Third Quarter	3.15	2.50
2007 Fourth Quarter	2.90	1.51

NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2008, we had approximately 765 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

Dividends

We have never paid any dividends, and we have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth.  The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

Equity Compensation Plan Information

For information with reference to equity compensation arrangements, reference is made to Note 12 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 6.  Selected Financial Data

None

ITEM 7. Management’s Discussion and Analysis or Plan of Operation

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

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company realized a net loss of $7,149,709 and utilized cash in operating activities of $1,586,386 during the year ended December 31, 2008.  The Company currently has a working capital deficit; the amount current liabilities exceed current assets, of $11,751,760 as of December 31, 2008.  There can be no assurances that the Company will be successful in eliminating the deficit, as such, there is doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing to evaluate other potential acquisitions and expand its current operations.   In our Northern California operation, we have moved into a larger leased facility in Hayward, CA which is closer to our main customer base.  In Southern California, we have merged our operations in Rancho Cucamonga with our operations at Island Environmental Services, Inc. in Pomona, California.  We do not have any significant plans for any internally funded research and development efforts but continue to pursue innovative and cost effective solutions to process and handle hazardous waste.  Along with our continued acquisition strategy, we expect to acquire additional capital assets.  We are also in the planning stages of designing and contracting for the development of additional equipment related to our water treatment and degassing operations.  We expect the number of employees in our Company to increase in the coming year due to the proposed acquisition strategy.

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenues

Total revenues were $34,864,714 for the twelve months ended December 31, 2008 as compared to $30,445,608 for the twelve months ended December 31, 2007, representing an increase of $4,419,106 or 15% compared to the twelve months ended December 31, 2007. The increase in revenue can be attributed to an increase in revenues attributable to GEM’s mobile treatment services and revenues from Island Environmental Services, Inc.

Cost of Revenues

Cost of revenues for the year ended December 31, 2008 were $28,981,325 or 83% of revenue, as compared to $23,756,677 or 78% of revenue for the year ended December 31, 2007.  The cost of revenue includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to higher volumes at GEM Mobile Treatment Services and the inclusion of Island Environmental Services, Inc.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2008 were $8,397,355 or 24% of revenue as compared to $13,617,277 or 45% of revenue for the same period in 2007. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal and accounting and other professional fees. The decrease in operation expenses is primarily attributable to general expense reductions made in late 2007 and a decrease in non-cash charges for consulting and advisory fees of $2,294,104.

Depreciation and amortization expenses are included in operating expenses, and for the twelve months ended December 31, 2008 were $1,226,178 or 3.5% of revenue, as compared to $769,227 or 2.5% of revenue for the same period in 2007. The increase in expenses is related to the increase in property, plant and equipment from the acquisitions made in 2008 and additional acquisitions of capitalized lease equipment.

Interest and Financing Costs

Interest and financing costs for the year ended December 31, 2008 was $4,695,041, or 13% of revenue, as compared to $2,548,609 or 8.3% of revenue for the same period in 2007. Interest and financing costs consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt. The increase in interest and financing costs is due to additional costs of amortization of valuation discounts and deferred fees related to the August 31, 2008 refinancing with CVC California, LLC. For 2008, interest expense on financings and debt was $1,455,303 and interest expense related to valuation discounts was $2,833,866. For 2007, interest expense on financings and debt was $1,103,233, and interest expense related to valuation discounts was $1,335,760.

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

The aggregate value of common stock and warrants issued of $10,731,500 in excess of the notes payable and accrued interest exchanged of $3,933,861 was $6,797,639 and was reflected as costs to induce conversion of debt.

Other Non-operating Income

The Company had other non-operating income for the year ended December 31, 2008 of $41,729 or 0.1% of revenue as compared to $148,890 or 0.5% of revenue for the same period in 2007.  Non-Operating income for the twelve months consisted of continuing rental income from the sublease of warehouse space in Kent, Washington. The lease in Rancho Cordova which accounted for the majority of the 2007 non- operating income was terminated in July 2007.

Net Loss

The net loss for the twelve months ended December 31, 2008 was $7,149,709 or 21% of revenue as compared to a loss of $16,086,037, or 53% of revenue for the same period in 2007.  The reduced loss is attributable to reductions in operating expenses over the twelve months and less non-cash charges related to the costs to induce conversion of related party debt  in 2008 versus 2007.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities.  Net cash used in operations for the year ended December 31, 2008 was $1,586,386 as compared to $3,747,615 for the same period in 2007.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $7,149,709 and utilized cash in operating activities of $1,586,386 during the year ended December 31, 2008.  As of December 31, 2008 the Company had current liabilities exceeding current assets by $11,751,760. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the Company will begin to operate profitably in the coming year due to improved operational results, cost cutting practices, and the completion of the integration of acquisitions made by the Company during 2008.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from operations and proceeds from issuances of debt and common stock.  The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. At December 31, 2008 the Company had cash of approximately $376,000.

During the period 2006 through 2008, the Company entered into a series of financings with Laurus Master Fund (“Laurus”) and CVC California, LLC (“CVC).

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

In conjunction with the above financings, the Company also incurred fees to various investment advisors that facilitated the transaction, including the issuance of shares of our common stock and issuance of warrants. The fees paid to the finders and the value of the warrants issued to the finders were reflected as deferred financing costs in the accompanying consolidated balance sheet and were amortized over the life of the loan.  The remaining balance of deferred financing fees was fully amortized in September 2008 as part of the new financing agreement with CVC California described below.

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

(ii). The revolving note allows the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed in (a) above. The note is due August 31, 2011.

The Notes are secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owned by General Environmental Management of Rancho Cordova LLC), GEM Mobile Treatment Services Inc., Island Environmental Services, Inc. as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC, GEM Mobile Treatment Services Inc. and Island Environmental Services, Inc.  In connection with the CVC financing, the Company paid closing fees of $405,000 and issued warrants to acquire an aggregate of 3,000,000 shares of our common stock as described above to CVC. The Company calculated that the fair value of the warrants issued was $1,674,035, based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 7 years. The relative value of the warrants of $1,674,035 and the $1,500,000 discount on issuance has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method.

The Company is subject to various negative covenants with respect to the Revolving Credit and Term Loan Agreement (the "Agreement") with CVC California, LLC (the "Lender").  The Company is in compliance with all the covenants in the Agreement, except under Sections 6.18 of the Agreement.  Section 6.18 requires that EBITDA of the Company not be less than (a) $1,000,000 for the fiscal quarter ending September 30, 2008, (b) $2,000,000 for the two (2) consecutive fiscal quarters ending December 31, 2008, (c) $3,000,000 for the three (3) consecutive fiscal quarters ending March 31, 2009, or (d) $4,000,000 in any four (4) consecutive fiscal quarters ending on or after June 30, 2009; provided, however, that it shall not be an Event of Default if actual EBITDA in any measuring period is within 10% of the required minimum EBITDA for such measuring period as set forth in this Section 6.18, so long as actual EBITDA for the next succeeding measuring period hereunder is equal to or greater than the required EBITDA for such.

For the fiscal quarter ending September 30, 2008, the Company had EBITDA that was within 10% of the required minimum EBITDA for such measuring period but was not able to achieve the EBITDA required in the next succeeding measuring period.

The Agreement provides that upon the occurrence of any Event of Default, and at all times thereafter during the continuance thereof: (a) the Notes, and any and all other Obligations, shall, at the Lender’s option become immediately due and payable, both as to principal, interest and other charges, (b) all outstanding Obligations under the Notes, and all other outstanding Obligations, shall bear interest at the default rates of interest provided in certain promissory Notes (the "Notes"), (c) the Lender may file suit against the Company on the Notes and against the Company and the Subsidiaries under the other Loan Documents and/or seek specific performance or injunctive relief thereunder (whether or not a remedy exists at law or is adequate), (d) the Lender shall have the right, in accordance with the Security Documents, to exercise any and all remedies in respect of such or all of the Collateral as the Lender may determine in its discretion (without any requirement of marshalling of assets or other such requirement, all of which are hereby waived by the Borrower), and (e) the Revolving Credit Commitment shall, at the Lender’s option, be immediately terminated or reduced, and the Lender shall be under no further obligation to consider making any further Advances.

As of April 13, 2009, the Lender has not taken any action with regard to the defaults under Section 6.18 of the Agreement. The Company is in discussions with the Lender to obtain a waiver of the Default and continues to operate in the normal course of business and receive advances under the Revolving Credit Commitment.

Based on the technical nature of the default, the Company has reclassified the outstanding debt to CVC California, LLC to current liabilities on the balance sheet.

On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental Services, Inc. of Pomona, California ("Island"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments. Part of the proceeds of the new $13.5 million revolving and term debt facility with CVC California, LLC was used to fund this acquisition.

Cash Flows for the Year Ended December 31, 2008

Operating activities for the year ended December 31, 2008 used $1,586,386 in cash.  Accounts receivable, net of allowances for bad debts, totaled $6,729,743 as of December 31, 2008 as compared to the December 31, 2007 balance of $6,495,736.  The increase in accounts receivable is directly related to the increase in sales over the same period for 2008 as noted above.  Accounts payable totaled $3,499,178 as of December 31, 2008 as compared to an accounts payable balance of $4,314,515 for December 31, 2007.  The decrease in accounts payable over the prior year was due to a large enviroconstruction project in the fourth quarter of 2007. The invoices were subsequently paid in January and February 2008.

The Company used cash for investment in plant, property and equipment; and for the acquisition of Island Environmental Services, Inc.  totaling $2,697,142 for the twelve months ended December 31, 2008. The company used $343,254 in cash for investment purposes during the same period in 2007.

The Company raised $3,704,930 cash from financing activities net of repayments of debt, through the issuance of debt, and issuance of notes to related parties.

Stockholder Matters

The Company held its annual meeting of shareholders on June 13, 2008 to elect the directors and approve Weinberg & Co. P.A. as the independent certified public accountants of the Company.

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

Critical Accounting Policies

Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses.  The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts, impairment testing, accruals for disposal costs for waste received at our TSDF, and the assumptions used in our option pricing models.  Prior to the filing of this Annual Report on Form 10-K, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The Company is in the process of evaluating the effect of FAS No. 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on liquidity and cashflow in future periods:

Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Secured Financing Agreements	$13,547,909	13,547,909	-0-	-0-	-0-	-0-	-0-
Valuation Discount	$3,181,365	1,193,016	1,193,016	795,333	-0-	-0-	-0-
Long – Term Obligations	$1,329,967	794,278	35,689	500,000	-0-	-0-	-0-
Convertible Debt	$489,605	-0-	-0-	489,605	-0-	-0-	-0-
Capital Leases	$2,374,861	623,007	518,166	529,684	484,325	167,735	51,944
Interest Payments on Debt	$3,647,777	1,421,492	1,209,054	903,154	82,534	25,626	5,917
Employment Agreements	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lease Contracts	$9,064,613	1,452,296	1,381,358	1,202,955	1,014,028	800,416	3,213,560

Total Obligations	$33,636,097	19,031,998	4,337,283	4,420,731	1,580,887	993,777	3,271,421

On November 1, 2005, we entered into an Employment Agreement with John Brunkow, a former director of the Company. Pursuant to the terms of Mr. Brunkow’s employment agreement Mr. Brunkow was engaged by us as “counsel to the CEO” for a term of 25 months commencing on November 1, 2005 and terminating on December 1, 2007. Mr. Brunkow will receive a monthly salary of $2,500 per month.

ITEM 8.  Financial Statements (See F-1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
General Environmental Management Inc.

We have audited the accompanying consolidated balance sheets of General Environmental Management Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Environmental Management Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since its inception and has a stockholders’ deficiency at December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Los Angeles, California
March 17, 2009

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$375,983	$954,581
Accounts receivable, net of allowance for doubtful accounts
of $174,834 and $236,781 respectively	6,729,743	6,495,736
Prepaid expenses and other current assets	537,289	156,340
Total Current Assets	7,643,015	7,606,657

Property and Equipment – net of accumulated depreciation of
$2,917,056 and $1,854,141, respectively	7,783,208	3,950,253
Restricted cash	1,199,784	1,184,835
Intangible assets, net	864,781	1,028,044
Deferred financing fees	513,412	394,082
Deposits	291,224	282,070
Goodwill	946,119	946,119

TOTAL ASSETS	$19,241,543	$15,392,060
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$3,499,178	$4,314,515
Accrued expenses	2,620,224	2,263,519
Accrued disposal costs	743,474	478,833
Payable to related party	706,868	31,871
Deferred rent	41,202	37,769
Current portion of financing agreement	10,366,544	662,719
Current portion of long term obligations	794,278	1,274,464
Current portion of capital lease obligations	623,007	187,015
Total Current Liabilities	19,394,775	9,250,705

LONG-TERM LIABILITIES :
Financing agreements, net of current portion	-	3,708,694
Long term obligations, net of current portion	535,689	79,842
Capital lease obligations, net of current portion	1,751,854	1,046,920
Convertible Notes payable	489,605	520,208
Total Long-Term Liabilities	2,777,148	5,355,664

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value, 1,000,000,000 shares authorized,
12,691,409 and 12,473,885 shares issued and outstanding	12,692	12,474
Additional paid in capital	53,585,035	50,151,615
Accumulated deficit	(56,528,107)	(49,378,398)
Total Stockholders' Equity (Deficiency)	(2,930,380)	785,691

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$19,241,543	$15,392,060

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007
REVENUES	$34,864,714	$30,445,608
COST OF REVENUES	28,981,325	23,756,677
GROSS PROFIT	5,883,389	6,688,931
OPERATING EXPENSES	8,397,355	13,617,277
OPERATING LOSS	(2,513,966)	(6,928,346)

OTHER INCOME (EXPENSE):
Interest income	17,569	39,667
Interest and financing costs	(4,695,041)	(2,548,609)
Other non-operating income	41,729	148,890
Costs to induce conversion of related party debt	-	(6,797,639)

NET LOSS	$(7,149,709)	$(16,086,037)

Net loss per common share, basic and diluted	$(.57)	$(1.55)

Weighted average shares of common stock outstanding, basic and diluted	12,578,104	10,360,712

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	5,920,408	$5,920	2,480,500	$2,481	$33,430,095	$(33,292,361)	$146,135

Issuance of common stock for settlement of payable to related party	184,874	185	-	-	219,815	-	220,000

Issuance of common stock on conversion of debt	377,308	378	-	-	451,225	-	451,603

Issuance of common stock on conversion of preferred stock	2,067,106	2,067	(2,480,500)	(2,481)	414	-	-

Issuance of common stock on conversion of notes payable to related party	3,278,250	3,278	-	-	8,676,411	-	8,679,689

Issuance of common stock for cash	1,152	1	-	-	1,887	-	1,888

Issuance of common stock pursuant to advisory agreement with related party	426,500	427	-	-	507,108	-	507,535

Issuance of common stock on conversion of interest on notes payable	165,083	165	-	-	196,607	-	196,772

Issuance of common stock for services	53,104	53	-	-	98,887	-	98,940

Issuance of common stock on exercise of stock options	100	-	-	-	119	-	119

Fair value of modification of warrants terms with related entity	-	-	-	-	136,082	-	136,082

Valuation of warrants issued to related entity as inducement to convert debt to equity	-	-	-	-	2,095,904	-	2,095,904

Stock compensation cost for value of vested options	-	-	-	-	1,199,301	-	1,199,301

Fair value of warrants issued in connection with advisory fee agreement with related party	-	-	-	-	357,750	-	357,750

Valuation of beneficial conversion & warrants issued in connection with issuance of financing agreement	-	-	-	-	1,245,209	-	1,245,209

Valuation of warrants issued in connection with conversion of debt	-	-	-	-	62,163	-	62,163

Valuation of warrants issued in connection with conversion of interest	-	-	-	-	36,865	-	36,865

Valuation of warrants issued to related party in connection with lease	-	-	-	-	187,128	-	187,128

Valuation of warrants issued for consulting services	-	-	-	-	1,248,645	-	1,248,645

Net loss for year 2007	-	-	-	-	-	(16,086,037)	(16,086,037)

Balance, December 31, 2007	12,473,885	12,474	-	-	50,151,615	(49,378,398)	785,691

(continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY) (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Issuance of stock to related party for extension of debt	200,000	200	-	-	219,800	-	220,000

Issuance of warrants to related party for extension of debt, financial and advisory services	-	-	-	-	459,887	-	459,887

Fair value of warrants issued for financing	-	-	-	-	1,674,036	-	1,674,036

Fair value of warrants issued for services	-	-	-	-	99,675	-	99,675

Issuance of stock on exercise of warrants	5,000	5	-	-	2,995	-	3,000

Issuance of common stock for services	12,524	13	-	-	13,137	-	13,150

Fair value of extension of warrants	-	-	-	-	128,333	-	128,333

Stock compensation cost for value of vested options	-	-	-	-	835,557	-	835,557

Net loss for year 2008	-	-	-	-	-	(7,149,709)	(7,149,709)

Balance, December 31, 2008	12,691,409	$12,692	-	$-	$53,585,035	$(56,528,107)	$(2,930,380)

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(7,149,709)	$(16,086,037)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	1,226,178	769,227
Amortization of discount on notes	388,285	1,008,619
Fair value of warrants issued to related party for
financing services	57,405	-
Fair value of extension of warrants	128,333	606,475
Fair value of vested options	835,557	1,199,301
Fair value of shares and warrants issued for services	112,826	1,606,395
Costs to induce conversion of notes payable	-	6,797,641
Accrued interest on notes payable	36,897	77,797
Amortization of discount on convertible debt	2,439,863	-
Amortization of deferred financing fees	458,259	264,540
Changes in assets and liabilities:
Accounts Receivable	808,248	(955,667)
Prepaid and other current assets	(159,651)	21,794
Deposits and restricted cash	159,720	(407,995)
Accounts Payable	(1,376,193)	559,251
Fair value of warrants issued to modify debt	-	279,202
Accrued expenses and other liabilities	447,596	511,842
NET CASH USED IN OPERATING ACTIVITIES	(1,586,386)	(3,747,615)

INVESTING ACTIVITIES:
Acquisitions, net of cash received	(2,218,559)	-
Additions to property and equipment	(478,583)	(343,254)
NET CASH USED IN INVESTING ACTIVITIES	(2,697,142)	(343,254)

FINANCING ACTIVITIES
Net advances from (repayment of) Laurus notes	(6,413,605)	1,449,585
Net advances from Comvest	11,642,908	-
Payments on deferred fees	(147,607)	-
Payments on notes payable	(1,289,964)	(385,745)
Issuance of notes payable to related parties	472,500	-
Payments on capital leases	(554,567)	-
Repayment of convertible notes	(67,500)	-
Proceeds from issuance of common stock	-	1,888
Proceeds from exercise of warrants	3,000	119
Advances from related parties	59,765	3,360,949
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,704,930	4,426,796

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(578,598)	335,927

Cash and cash equivalents at beginning of year	954,581	618,654

CASH AND CASH EQUIVALENTS AT END OF YEAR	$375,983	$954,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,159,526	$982,015

(continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES :
Fair value of warrants issued to related party for extension of debt	$222,500	$-
Fair value of shares issued to related party for extension of debt	220,000	-
Acquisition of leased equipment and capital lease obligations	1,658,066	-
Valuation of warrants allocated to deferred fees	179,982	-
Value of warrants issued in connection with lease	-	187,128
Conversion of related party debt to common stock	-	3,933,861
Conversion of investor interest to common stock	-	196,772
Conversion of fees due to related party to common stock	-	220,000
Issuance of note payable on acquisition	1,250,000	-
Issuance of capital lease obligations	-	1,294,363
Value of warrants and beneficial conversion feature on notes	1,674,035	1,245,209
Closing fees due to related party included as deferred financing fees	250,000	-
Issuance of common stock for accrued expenses	-	451,602

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $7,149,709 and utilized cash in operating activities of $1,586,386 during the year ended December 31, 2008, and as of December 31, 2008 the Company had current liabilities exceeding current assets by $11,751,760 and a stockholders’ deficiency of $2,930,380. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity. In addition, management believes that the Company will begin to operate profitably due to improved operational results, cost cutting practices, and the completion of the integration of an acquisition made by the Company during 2008.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses.  The accompanying consolidated financial statements do not contain any adjustments which may be required as a result of this uncertainty.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of General Environmental Management, Inc., a Nevada corporation, and it’s wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation, GEM Mobile Treatment Services, Inc., a California corporation, Island Environmental Services, Inc., a California corporation and General Environmental Management of Rancho Cordova, LLC. Inter-company accounts and transactions have been eliminated.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

During the year ended December 31, 2008, two customers accounted for approximately 14% and 7% of revenues, respectively. During the year ended December 31, 2007, two customers accounted for approximately 17% and 10% of revenues. As of December 31, 2008, one customer accounted for 24% of accounts receivable. As of December 31,2007, two customers accounted for 25% and 11% of accounts receivable.

(e) Fair Value of Financial Instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157") as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

(f) Cash

Cash in bank and short term investments with maturities fewer than thirty days are recorded as cash balances.

(g) Trade Receivables

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At December 31, 2008, trade receivables had a net balance in the amount of $6,729,743 net of an allowance of $174,834. At December 31, 2007, trade receivables had a net balance in the amount of $6,495,736 net of an allowance of  $236,781.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(h) Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight line method based on the estimated useful lives of the assets, generally as follows:

Transportation	5 Years
Equipment	5 – 7 Years
Furniture and fixtures	5 – 7 Years
Building and Improvements	20 - 40 Years

Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. In accordance with the Company’s operating permit for the fully permitted Treatment, Storage, and Disposal Facility in Rancho Cordova, California , the Company is liable for certain costs involving the ultimate closure of the facility.  These expenses include costs of decommissioning, remediation, and incremental direct administration costs to close the facility. The Company accounts for these costs based on SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.  When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying value of the related facility (long-lived asset).  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the facility.  Upon settlement of the liability, a gain or loss will be recorded.  The Company recorded asset retirement liabilities of $2,013 in 2008 and $2,013 in 2007.

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

The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Based upon management’s assessment, there are no indicators of impairment of its goodwill or intangibles at December 31, 2008 or 2007.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(j) Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of its long lived assets at December 31, 2008 or 2007.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Risk free rate of return	4.78%	4.78%
Option lives in years	8.0	8.0
Annual volatility of stock price	33.17%	83.5%
Dividend yield	--%	--%

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

These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2008 and 2007 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, potentially dilutive securities consisted of convertible preferred stock, outstanding common stock purchase warrants, convertible debt and stock options to acquire an aggregate of 16,497,553 shares and 11,779,969 shares, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3.   ACQUISITION

On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental Services, Inc. of Pomona, California ("Island"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments. In consideration of the acquisition of the issued and outstanding common stock of Island, the Company paid $2.25 million in cash to the stockholders of Island and issued $1.25 million in three year promissory notes (“Notes”, see note 9).  Other consideration is payable based on the performance of the acquired entity.  The Notes bear interest at 8%, payable quarterly, and the entire principal is due 36 months after closing. As a result of the agreement, Island became a wholly-owned subsidiary of the Company.

The acquisition of Island has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated since September 1, 2008, the effective date of the acquisition. The $3.5 million purchase price was allocated as follows based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm to determine the components of the acquired business.

Current assets and liabilities	$809,339
Property and Equipment	2,759,220
Total	$3,568,559

The Company allocated the excess of net assets acquired to property and equipment based upon a preliminary valuation. The Company has not yet finalized the purchase price allocation which may change upon the completion of a final analysis of assets and liabilities.

There is also an accelerated note payment and a contingent earn-out which could be payable to the sellers upon the recapture by Island of EBITDA in excess of $1,100,000 during the twelve month period following the acquisition.  A contingent earn-out of up to $3,750,000 could be made to the sellers if the EBITDA is greater than $1,100,000 and up to a maximum EBITDA of $2,500,000 is achieved.  If the EBITDA is not achieved, the current note payable of $1,250,000 will have an accelerated payment due of $750,000 in September, 2009 and no contingent earn-out will be made.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following sets out the pro forma operating results for the year ended December 31, 2008 and 2007 for the Company had the acquisition occurred as of January 1, 2007:

	Pro Forma (Unaudited) Years ended December 31,
	2008	2007
Net sales	$42,162,233	$38,154,055

Cost of sales	33,514,560	28,436,331

Gross profit	8,647,673	9,717,724

Operating expenses	12,457,460	16,429,236

Operating loss	(3,809,787)	(6,711,512)

Other income (expense):
Interest income	54,597	97,277
Interest expense and amortization of deferred financing costs	(4,701,849)	(2,548,609)
Cash to induce conversion of related party debt	-	(6,797,639)
Other non-operating income	119,744	112,333

Net Loss	$(8,337,295)	$(15,848,150)

Loss per weighted average share, basic and diluted	$(.66)	$(1.53)

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007
Land	$905,000	$905,000
Building and improvements	1,140,656	1,074,642
Vehicles	2,687,128	849,783
Equipment and furniture	411,064	369,218
Warehouse equipment	5,277,892	2,561,858
Leasehold improvements	242,678	8,047
Asset retirement obligations	35,846	35,846
	10,700,264	5,804,394
Less accumulated depreciation and amortization	2,917,056	1,854,141
Property and equipment net of accumulated depreciation and amortization	$7,783,208	$3,950,253

Property and equipment includes assets under capital lease with a cost of $3,248,546 and $1,590,480 and accumulated depreciation of $805,912 and $248,678 as of December 31, 2008 and 2007, respectively.

Depreciation expense was $1,062,960 and $606,054 for the years ended December 31, 2008 and 2007 respectively.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Rancho Cordova – permits	$475,614	$475,659
Prime acquisition – customers	400,422	400,422
K2M Acquisition – customers	438,904	438,904
K2M Acquisition – permits	27,090	27,090
Total Cost	1,342,030	1,342,075
Accumulated amortization	(477,249)	(314,031)
	$864,781	$1,028,044

Amortization expense was $163,218 and $163,173 for the years ended December 31, 2008 and 2007 respectively

Permit costs arising from the Rancho Cordova acquisition have been capitalized and are being amortized over 35.5 years, the life of the permit, including expected renewal periods.

On August 1, 2004, the Company entered into a Purchase Agreement to acquire certain assets and liabilities of Firestone Environmental Services, Inc. dba Prime Environmental Services, Inc. and Firestone Associates Inc. dba Firestone Energy Company (Prime), a privately held company. Customer relationships resulting from the Prime acquisition have been capitalized and are being amortized over five years, its expected actual life.

In March 2006, the Company acquired all of the issued and outstanding common stock of K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company. The Company allocated the excess of net assets acquired to customer relationships and permits and is amortizing  these amounts over five years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Future annual amortization under these intangible assets at December 31, 2008 is as follows:

Year Ended December 31,	Amount
2009	$163,218
2010	163,218
2011	163,218
2012	13,398
2013	13,398
Thereafter	348,331
$864,781

Goodwill consists of the following at December 31, 2008 and 2007:

	2008	2007
Goodwill – Prime Acquisition	$84,505	$84,505
Goodwill – K2M Acquisition	861,614	861,614
	$946,119	$946,119

6.   RELATED PARTY TRANSACTIONS

The Company entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns approximately 5% of the Company’s common stock at December 31, 2008.  The following summarizes the transactions with GPP during the years ended December 31, 2008 and 2007.

Advances to Related Parties

Advances to related parties consists of the following at December 31, 2008 and 2007:

	2008	2007
Notes from GPP	$472,500	$-
Financing Fees	250,000	-
Accrued Interest	93,692	31,871
Valuation Discount	(109,324)	-
	$706,868	$31,871

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008 the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. As of December 31, 2008, $472,500 remained outstanding. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the year ending December 31, 2008 includes $333,176 for amortization of this discount, and the unamortized valuation discount was $109,324 at December 31, 2008.

During the year ended December 31, 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000 and issue to them a warrant to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $.60 for a period of six years valued at $179,982 using the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 6 years. The value of the warrant and the cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at December 31, 2008.

Letter of Credit Services

On July 1, 2008 the Company entered into an agreement with GPP wherein GPP would provide letters of credit to support projects contracted to GEM. The fees under the agreement consisted of (i) a commitment fee of 2% of the value of the letter of credit, (ii) interest at a rate to be negotiated, and (iii) a seven year warrant to purchase shares of the Company’s common stock at $0.60 per share.

During the year ended December 31, 2008 the Company accrued $19,945 in fees and issued to GPP a warrant to purchase 64,500 shares of the Company’s common stock related to a letter of credit issued and released during the year. The Company valued the warrants at $57,405 using a Black - Scholes option pricing model and reflected such cost as a financing cost.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 87.87 % and an expected term for the warrants of 7 years.

Software Support

During the year ended December 31, 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of December 31, 2008, $92,555 of the fees had been prepaid to Lapis. As additional consideration for the support and development services agreement, the Company issued Lapis a seven year warrant to purchase 35,000 shares of the Company’s common stock at $1.05 per share. These warrants were valued at $29,050 using the Black - Scholes valuation model and such cost was recognized as an expense.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 87.87 % and an expected term for the warrants of 7 years.

Advisory fees

During the year ended December 31, 2007 the Company incurred $90,500 in fees for advisory services provided by General Pacific Partners (“GPP”). As of December 31, 2007 all amounts owed to General Pacific Partners for fees related to advisory services had been paid.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

As of December 31, 2007, all of these unsecured advances have been converted to common stock and no further amounts were due.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 9) and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost will be amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7.   SECURED FINANCING AGREEMENTS

During the period 2006 through 2008, the Company entered into a series of financings with Laurus Master Fund (“Laurus”) and CVC California, LLC (“CVC”). The amounts due under these financings at December 31, 2008 and December 31, 2007 are as follows:

	December 31,	December 31,
	2008	2007
(a) Secured notes from Laurus and affiliated entities	$-	$6,413,605
(b) Secured Notes from CVC California	13,547,909	-
Valuation Discount	(3,181,365)	(2,042,192)
	10,366,544	4,371,413
Less current portion	(10,366,544)	(662,719)
Financing agreement, net of current portion	$0	$3,708,694

(a) Secured notes from Laurus Master Fund and affiliated entities.

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

(ii). The revolving note allowed the Company to borrow a maximum amount of $5,000,000, based on a borrowing base of 90% of all eligible receivables, which were primarily accounts receivables under 90 days. The interest rate on this line of credit was in the amount of prime plus 3.5%, but in no event less than 8% per annum. As of December 31, 2007, the Company had outstanding borrowings of $4,194,771 against the Revolving Note.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The aggregate amount due under these notes at December 31, 2007 was $6,413,605. On September 4, 2008 the entire amount due on these notes was paid in full with the proceeds of CVC notes described below.

In connection with the above financings, the Company paid to Laurus closing fees of $326,193, and issued to Laurus 1,099,994 warrants initially valued in the aggregate at $2,000,243, and determined the aggregate beneficial conversion feature of the convertible notes to be $1,368,397. The closing fees, the value of the warrants and the calculated beneficial conversion feature was reflected by the Company as a valuation discount and offset to the face amount of the Notes, and was being amortized to interest expense over the life of the loan based upon the effective interest method. Unamortized valuation discount was $2,042,192 as of December 31, 2007. The remaining balance of the valuation discount was fully amortized in 2008 as part of the new financing agreement with CVC California described below.

In conjunction with the above financings, the Company also incurred fees to various investment advisors that facilitated the transaction, including the issuance of shares of our common stock and issuance of warrants. The fees paid to the finders and the value of the warrants issued to the finders were reflected as deferred financing costs in the accompanying balance sheet and were amortized over the life of the loan.    Unamortized deferred financing fees were $394,082 as of December 31, 2007. The remaining balance of deferred financing fees was fully amortized in 2008 as part of the new financing agreement with CVC California described below.

(b) Note Agreements with CVC California

On September 4, 2008 General Environmental Management, Inc. (the “Company”) entered into a series of agreements with CVC California, LLC, a Delaware limited liability company (“CVC”), each dated as of August 31, 2008, whereby the Company issued to CVC (i) a secured convertible term note ("Note") in the principal amount of $6.5 million and (ii) a secured non-convertible revolving credit note ("Revolving Note") of up to $7.0 million; (iii) 6 year warrants  to purchase 1,350,000 shares of our common stock at a price of $0.60 per share; (iv) 6 year warrants to purchase 1,350,000 shares of our common stock at a price of $1.19 per share; and, (v) 6 year warrants to purchase 300,000 shares of our common stock at a price of $2.25 per share.   The principal amount of the Note carries an interest rate of nine and one half percent, subject to adjustment, with interest payable monthly commencing October 1, 2008. The Note further provides that commencing on April 1, 2009, the Company will make monthly principal payments in the amount of $135,416 through August 31, 2011. Although the stated principal amount of the Term Loan was $6,500,000, the Lender was only required to fund $5,000,000, with the difference being treated as a discount to the note.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(i). The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock  at a price of $3.00 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $135,416 plus the monthly interest payment  (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of warrants. As of December 31, 2008 the Company had an outstanding balance of $6,500,000 under the note.

(ii). The revolving note allows the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed below. The note is due August 31, 2011. As of December 31, 2008 the Company had an outstanding balance of $7,047,909 (including accrued interest) under the revolving note.  We project that the Company will maintain a minimum balance of $6,500,000 under the revolving note.

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

In connection with the CVC financing, the Company paid closing fees of $405,000 and issued warrants to acquire an aggregate of 3,000,000 shares of our common stock as described above to CVC. The Company calculated that the fair value of the warrants issued was $1,674,036, based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 7 years. The closing fees of $405,000 paid to CVC, the relative value of the warrants of $1,674,036 and the $1,500,000 discount on issuance has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method.  Financing costs for the year ended December 31, 2008 includes amortization of $397,671 relating to the discount, and unamortized valuation discount was $3,181,365 at December 31, 2008.

The Company is subject to various negative covenants with respect to the Revolving Credit and Term Loan Agreement (the "Agreement") with CVC California, LLC (the "Lender").  The Company is in compliance with all the covenants in the Agreement, except under Section 6.18 of the Agreement.  Section 6.18 requires that EBITDA of the Company not be less than (a) $1,000,000 for the fiscal quarter ending September 30, 2008, (b) $2,000,000 for the two (2) consecutive fiscal quarters ending December 31, 2008, (c) $3,000,000 for the three (3) consecutive fiscal quarters ending March 31, 2009, or (d) $4,000,000 in any four (4) consecutive fiscal quarters ending on or after June 30, 2009; provided, however, that it shall not be an Event of Default if actual EBITDA in any measuring period is within 10% of the required minimum EBITDA for such measuring period as set forth in this Section 6.18, so long as actual EBITDA for the next succeeding measuring period hereunder is equal to or greater than the required EBITDA for such.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

For the fiscal quarter ending September 30, 2008, the Company had EBITDA that was within 10% of the required minimum EBITDA for such measuring period but was not able to achieve the EBITDA required in the next succeeding measuring period.

The Agreement provides that upon the occurrence of any Event of Default, and at all times thereafter during the continuance thereof: (a) the Notes, and any and all other Obligations, shall, at the Lender’s option become immediately due and payable, both as to principal, interest and other charges, (b) all outstanding Obligations under the Notes, and all other outstanding Obligations, shall bear interest at the default rates of interest provided in certain promissory Notes (the "Notes"), (c) the Lender may file suit against the Company on the Notes and against the Company and the Subsidiaries under the other Loan Documents and/or seek specific performance or injunctive relief thereunder (whether or not a remedy exists at law or is adequate), (d) the Lender shall have the right, in accordance with the Security Documents, to exercise any and all remedies in respect of such or all of the Collateral as the Lender may determine in its discretion (without any requirement of marshalling of assets or other such requirement, all of which are hereby waived by the Borrower), and (e) the Revolving Credit Commitment shall, at the Lender’s option, be immediately terminated or reduced, and the Lender shall be under no further obligation to consider making any further Advances.

As of April 13, 2009, the Lender has not taken any action with regard to the default under Section 6.18 of the Agreement. The Company is in discussions with the Lender to obtain a waiver of the Default and continues to operate in the normal course of business and receive advances under the Revolving Credit Commitment.

Based on the technical nature of the default, the Company has reclassified the outstanding debt to CVC California, LLC to current liabilities on the balance sheet.

Future annual maturities under these notes payable at December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$13,547,909
2010	-
2011	-
Total	$13,547,909

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

8.   CONVERTIBLE NOTES PAYABLE

During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the Transfer Storage Disposal Facility (TSDF) located in Rancho Cordova, California.  The notes are secured by the TSDF, carry an interest rate of eight percent (8%) per annum, and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  The notes were initially due June 30, 2009, but have been extended to September 30, 2011.  As of December 31, 2008, notes payable of $422,500 plus accrued interest of $67,105 remain outstanding. As of December 31, 2007, notes payable of $500,000 plus accrued interest of $20,208 were outstanding. During the year ended December 31, 2007 accrued interest of $148,750 was converted to 125,000 shares of common stock.

9.   LONG TERM OBLIGATIONS

Long term debt consists of the following at December 31, 2008 and December 2007:

	December 31, 2008	December 31, 2007
(a) Vehicle note	$12,865	$22,303
(b) Notes Payable, Alliance	-	1,250,000
(c) Equipment notes	67,102	97,628
(d) Notes Payable, Island Acquisition	1,250,000	-
	1,329,967	1,369,931
Loan Discount	-	(15,625)
	1,329,967	1,354,306
Less current portion	794,278	1,274,464
Notes payable, net of current portion	$535,689	$79,842

(a) Vehicle note payable is due in monthly installments of $815 including interest at 1.9% per annum, through April 2010. The note is secured by a vehicle.

(b)  On September 12, 2005, our wholly owned subsidiary, General Environmental Management of  Rancho Cordova, LLC, (“GEM LLC”) entered into a $1.25 million secured, long-term financing arrangement with The Alliance Portfolio (the “2005 Loan”). The loan was secured by real estate.

The terms of the loan provided that GEM LLC will pay monthly payments of interest only from November 1, 2005 through October 1, 2008, with the principal balance due on October 1, 2008.  The 2005 Loan may be prepaid without premium or penalty after the twelfth month. If the 2005 Loan was prepaid prior to the twelfth month, then the prepayment penalty was 6 months interest on any principal prepaid in excess of 20% of the principal. Subject to the terms and conditions of the loan documentation, interest was due on the unpaid principal balance of the 2005 Loan at a rate of 12.99% per annum until June 1, 2007, at which time the interest rate may rise based upon a formula set forth in the loan documentation. The interest rate reset to 14.07% on June 1, 2007. In no event will the interest rate be less than 12.99% per annum. In connection with obtaining the loan, the Company paid a $62,500 loan origination fee which was being amortized over the term of the loan. The balance of the loan was paid off in September 2008 as part of the new financing agreement with CVC California, LLC (see note 7).

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(c) The equipment note is for equipment utilized by GEM Mobile Treatment Services. The note requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment.

(d) On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental as detailed in Note 3.  As part of the consideration for the purchase the Company, issued two three year promissory notes totaling $1.25 million.

The first note is payable to the former owners in the amount of $1,062,500.  The second note is payable to NCF Charitable Trust in the amount of $187,500.  The notes bear interest at eight percent (8%) with interest only payments payable quarterly and the entire balance of interest and principal payable August 31, 2011.  The notes shall provide that there shall be a partial principal payment at the end of August 31, 2009 of up to $637,500 with respect to the note in favor of the sellers and $112,500 with respect to the note in favor of NCT.

The current note payable of $1,250,000 could have an accelerated payment due of $750,000 in September 2009.  The accelerated note payment could be payable to the sellers if EBITDA in excess of $1,100,000 during the twelve month period following the acquisition is not achieved.  Based on the Company’s current assessment, it is likely that the target EBITDA will not be achieved and the accelerated payment has been classified as current in the financial statements.

Future annual maturities under these notes payable at December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$794,278
2010	35,689
2011	500,000
$1,329,967

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10.   OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $26,560 per month, including interest, at interest rates ranging from 8.5% to 19.7% per annum. At December 31, 2008, monthly payments under these leases aggregated $51,573. The leases expire at various dates through 2013. The amounts outstanding under the capital lease obligations were $2,374,861 and $1,233,935 as of December 31, 2008 and 2007, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,	Amount
2009	$893,149
2010	723,857
2011	679,137
2012	571,962
2013	193,361
Thereafter	56,274
Total payments	3,117,740
Less: amount representing interest	(742,879)
Present value of minimum lease payments	2,374,861
Less: current portion	(623,007)
Non-current portion	$1,751,854

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

11.   STOCKHOLDERS’ EQUITY

Common Stock for Services

On October 9, 2008, a consultant to the Company agreed to convert $13,150 in fees into 12,524 shares of common stock based upon the fair value of the stock at the date of the agreement.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Issuance of Common Stock on Conversion of Interest

During the year ended December 31, 2007, holders of convertible notes issued during 2004 and 2006, agreed to convert $196,772 of accrued interest into 165,083 shares of common stock based upon the fair value of the stock at the date of the conversion.

Issuance of Warrants for Services

In March 2007, the Board of Directors awarded 2,085,000 fully vested warrants to purchase common stock of the Company to various individuals and consultants.  These awards included 650,000 warrants to the Chairman of the Board, 500,000 warrants to the Chief Financial Officer, 35,000 warrants to the Chairman of the Audit committee, 400,000 warrants to Revete Capital Partners, LLC, a consultant to the Company and 500,000 shares to Extend Services Pty Ltd., also a consultant to the Company. The warrants are exercisable at $1.19 per share and have a 7 year life as noted per the Company’s board approval. The value of these warrants was calculated at $1,248,645 and included in the statement of operations for the year ending December 31, 2007.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78 % and expected volatility of 33.17 % based on  valuation report dated March 1, 2007.

On December 31, 2008 the Board of Directors awarded 187,500 fully vested warrants to purchase common stock of the Company to a former Vice President. A portion of the warrants are exercisable at $1.19 per share with the balance exercisable at $1.70 per share. All warrants have a five (5) year term. The value of these warrants was calculated at $70,625 and included in the statement of operations for the year ending December 31, 2008.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78 % and expected volatility of 78.66%.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company issues stock options to employees, directors and consultants under the 2007 Stock Option Plan.  Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant.  Stock option activity for the years ended December 31, 2008 and 2007 was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2007	67,067	$28.20
Options granted	5,233,268	1.33
Options exercised	(100)	1.19
Options cancelled	(300,042)	2.10
Options, December 31, 2007	5,000,193	1.64
Options granted	173,000	1.35
Options exercised	-	-
Options cancelled	(385,853)	1.44
Options outstanding, December 31, 2008	4,787,340	$1.65
Options exercisable, December 31, 2008	3,183,704	$1.75

The options had no intrinsic value at December 31, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Options outstanding at December 31, 2008 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total options outstanding	Weighted average remaining life in years	Total weighted average exercise price	Options exercisable	Exercisable weighted average exercise price
$30.00	36,870	4.17	$30.00	36,115	$30.00
48.00	134	4.25	48.00	120	48.00
39.00	9,335	4.50	39.00	7,936	39.00
35.10	451	4.75	35.10	361	35.10
25.80	2,501	5.25	25.80	1,751	25.80
6.60	5,838	5.58	6.60	3,797	6.60
2.50	328,000	8.83	2.50	163,988	2.50
1.99	14,000	9.33	1.99	5,250	1.99
1.70	466,000	9.01	1.70	255,430	1.70
1.19	3,819,275	8.25	1.19	2,679,463	1.19
1.10	63,000	9.83	1.10	15,750	1.10
1.05	41,936	9.58	1.05	13,743	1.05
$1.05-$48.00	4,787,340	8.36	$1.65	3,183,704	$1.75

The total stock based compensation expense for the years ended December 31, 2008 and 2007 was $835,557 and $1,199,301, respectively.  As of December 31, 2008, there were options valued at $1,136,996 that will be amortized as compensation expense over the next 66 months as the options vest.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Warrants

Prior to the acquisition by the Company, General Environmental Management, Inc. of Delaware had issued warrants through the sale of common stock, the issuance of convertible notes, and for services. Under the terms of the agreement and plan of merger these warrants became exercisable into the same number of shares in the Company’s stock on the same terms as issued.  As of December 31, 2008 there were 9,527,894 warrants outstanding with exercise prices ranging from $0.60 to $37.50 per share of common stock, and expiration dates through September 30, 2015.

Previously issued warrants to acquire 242,137 shares of our common stock at $.060 per share were set to expire on December 31, 2008.  On December 31, 2008, the company extended the life of these warrants an additional 6.75 years.  These warrants were valued at $128,333 using the Black - Scholes valuation model, and such cost was recognized as an additional finance cost  during the year ended December 31, 2008.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.66% and an expected term for the warrants of 6.75 years.

	Warrants	Range of Exercise Prices	Intrinsic Value
Warrants outstanding, January 1, 2007	1,183,989	$0.60-$120.00	-
Warrants granted	4,900,467	$0.60-$2.75	-
Warrants exercised	-	-	-
Warrants expired	(102,821)	$0.30- $60.00	-
Warrants outstanding, December 31, 2007	5,981,635	$0.60-$120.00	$4,205,800
Warrants granted	3,762,000	$0.60-$2.25	-
Warrants exercised	(5,000)	0.60	-
Warrants expired	(210,741)	$1.20-$120.00	-
Warrants outstanding, December 31, 2008	9,527,894	$0.60-$37.50	$451,813

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Warrants outstanding at December 31, 2008 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total warrants outstanding	Weighted average remaining life in years	Total weighted average exercise price	Warrants exercisable	Exercisable weighted average exercise price
$37.50	12,584	0.39	$37.50	12,584	$37.50
30.00	9,112	0.25	30.00	9,112	30.00
26.10	125,072	4.17	26.10	125,072	26.10
2.75	330,909	5.83	2.75	330,909	2.75
2.25	300,000	5.67	2.25	300,000	2.25
1.70	50,000	5.00	1.70	50,000	1.70
1.38	661,818	5.83	1.38	661,818	1.38
1.20	412,770	2.23	1.20	412,770	1.20
1.19	3,072,500	5.42	1.19	3,072,500	1.19
1.05	35,000	9.58	1.05	35,000	1.05
0.60	4,518,129	4.45	0.60	4,518,129	0.60
$0.60-$37.50	9,527,894	4.86	$0.60-$37.50	9,527,894	$0.60-37.50

The aggregate intrinsic value of the 9,527,894 warrants outstanding as of December 31, 2008 was $451,813. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of December 31, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its warehouse and office facility and certain equipment under separate non-cancelable operating lease agreements. Under terms of each of the leases, the Company pays the cost of repairs and maintenance.

Future minimum lease commitments under these leases at December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$1,452,296
2010	1,381,358
2011	1,202,955
2012	1,014,028
2013	800,416
Thereafter	3,213,560
$9,064,613

Rent expense for the years ending December 31, 2008 and 2007 was $1,239,875 and $855,764 respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Upon acquisition of the Part B permit and facility, the Company’s share of obligation, was a present value liability of $35,846 and a net increase to plant and equipment of $35,846.

In the State of California, the environmental regulatory agencies overseeing the Company’s operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $899,784 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

LEGAL PROCEEDINGS

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, Namki Yi, the Vice President of Corporate Development, Betty McKee, the Director of Systems & Financial Analysis, Mindy Rath, the Director of Sales and Gary Bowling, the Regional General Manager for Southern CA, all of whom were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for among other things, Violation of Non-Disclosure Agreements and Termination Protection Agreements, Intentional Interference with contracts, and Violation of Trade Secrets and Unfair Competition. RET alleges damages of Fifteen Million Dollars and requests certain injunctive relief. The Company believes that the lawsuit has no merit, and intends to vigorously defend the action. However, an adverse outcome of this lawsuit would have a material adverse affect on our business and financial condition.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

14.   INCOME TAXES

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at December 31;

	2008	2007
Deferred tax asset, net operating loss	$14,184,661	$11,677,897
Less valuation allowance	(14,184,661)	(11,677,897)
Net deferred tax asset	$-	$-

As of December 31, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards of approximately $41,719,590 and $34,346,755, respectively, expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the consolidated financial statements due to the uncertainty as to their realizability in future periods.

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

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2008 and 2007.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

15.   SUBSEQUENT EVENTS

On January 9, 2009, the Company converted notes, expenses and fees owed to GPP into common stock.  Expenses were converted into 15,825 shares of common stock.  Notes totaling $72,500 were converted into 97,000 shares of common stock.  Fees totaling $150,000 were converted into 250,000 shares of common stock.

For his services as a non-employee director and Chairman of the Audit Committee, James Stapleton was awarded 70,000 warrants to purchase the Company’s common stock at $0.75 per share.  These warrants vest immediately.

The Company also approved the issuance of 35,000 seven year warrants to Lapis Solutions, LLC at an exercise price of $1.05 for services provided related to the maintenance the Company’s software platform, GEMWARE.

On January 7, 2009 the Company granted to certain employees options to acquire 604,500 shares of the company stock at $.75 per share.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A (T). Controls and Procedures

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.   Triggering Events That Accelerate or Increase a Direct Financial Obligation

 The Company is subject to various negative covenants with respect to the Revolving Credit and Term Loan Agreement (the "Agreement") with CVC California, LLC (the "Lender").  The Company is in compliance with all the covenants in the Agreement, except under Sections 6.18 of the Agreement.  Section 6.18 requires that EBITDA of the Company not be less than (a) $1,000,000 for the fiscal quarter ending September 30, 2008, (b) $2,000,000 for the two (2) consecutive fiscal quarters ending December 31, 2008, (c) $3,000,000 for the three (3) consecutive fiscal quarters ending March 31, 2009, or (d) $4,000,000 in any four (4) consecutive fiscal quarters ending on or after June 30, 2009; provided, however, that it shall not be an Event of Default if actual EBITDA in any measuring period is within 10% of the required minimum EBITDA for such measuring period as set forth in this Section 6.18, so long as actual EBITDA for the next succeeding measuring period hereunder is equal to or greater than the required EBITDA for such.

For the fiscal quarter ending September 30, 2008, the Company had EBITDA that was within 10% of the required minimum EBITDA for such measuring period but was not able to achieve the EBITDA required in the next succeeding measuring period.

The Agreement provides that upon the occurrence of any Event of Default, and at all times thereafter during the continuance thereof: (a) the Notes, and any and all other Obligations, shall, at the Lender’s option become immediately due and payable, both as to principal, interest and other charges, (b) all outstanding Obligations under the Notes, and all other outstanding Obligations, shall bear interest at the default rates of interest provided in certain promissory Notes (the "Notes"), (c) the Lender may file suit against the Company on the Notes and against the Company and the Subsidiaries under the other Loan Documents and/or seek specific performance or injunctive relief thereunder (whether or not a remedy exists at law or is adequate), (d) the Lender shall have the right, in accordance with the Security Documents, to exercise any and all remedies in respect of such or all of the Collateral as the Lender may determine in its discretion (without any requirement of marshalling of assets or other such requirement, all of which are hereby waived by the Borrower), and (e) the Revolving Credit Commitment shall, at the Lender’s option, be immediately terminated or reduced, and the Lender shall be under no further obligation to consider making any further Advances.

As of April 13, 2009, the Lender has not taken any action with regard to the defaults under Section 6.18 of the Agreement. The Company is in discussions with the Lender to obtain a waiver of the Default and continues to operate in the normal course of business and receive advances under the Revolving Credit Commitment.

Based on the technical nature of the default, the Company has reclassified the outstanding debt to CVC California, LLC to current liabilities on the balance sheet.

PART III

ITEM 10.   Directors, Executive Officers, and Corporate Governance

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Name	Age	Position
Timothy J. Koziol	55	Chief Executive Officer, Chairman and Director
Brett M. Clark	57	Chief Financial Officer, Executive Vice President of Finance
James P. Stapleton	49	Director
Clyde E. Rhodes, Jr.	45	Chief Compliance Officer, Executive Vice President of Technical Services, Secretary and Director

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

Brett M. Clark.  Mr. Clark joined GEM in June 2005 as the Chief Financial Officer. From January 2005 to June 2005, he provided consulting services to the Company related to financial and accounting matters.  From June 2005 to December 2006, Mr. Clark served the Company as Vice President Finance and Chief Financial Officer.  In December 2006 and continuing to the present, he was promoted to Executive Vice President of Finance and Chief Financial Officer.  From January 2003 through November of 2004 Mr. Clark was the Vice President, Treasurer and Chief Financial Officer for Day Runner, Inc., a privately held consumer products distribution company where he was responsible for the restructuring of the finance, information technology, and accounting functions in the company’s turnaround.  Mr. Clark has been the Chief Financial Officer for Tru Circle Corporation (2000 – 2002), Adams Rite Aerospace, Inc. (1997 – 2000) and Chapman University.  Prior to these companies, Mr. Clark was Group Controller for Fleetwood Enterprises, a publicly traded Fortune 500 manufacturing company and Corporate Controller and Assistant Secretary for Air Cal, Inc., a publicly traded airline. Prior to work in publicly traded firms and private enterprises, Mr. Clark worked for Deloitte & Touche, a “Big 4” CPA firm.  He has a Bachelor of Science in Accounting from the University of Southern California and became a CPA in the State of California in 1975.

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

AUDIT COMMITTEE

The Audit Committee, which held 3 meetings during fiscal year 2008, recommends the selection of independent public accountants, reviews the scope of approach to audit work, meets with and reviews the activities  of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-K Annual and 10-Q interim reports.

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

ITEM 11. Executive Compensation

The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer, a highly compensated executive officer, other highly compensated individuals who are not executive officers and a Director; all who served during the fiscal year ended December 31, 2008.

The total compensation for the three fiscal years ended December 31, 2008 of Timothy J. Koziol, our Chief Executive Officer, Brett M. Clark, our Chief Financial Officer, Clyde E. Rhodes, Jr., our Secretary, Michael Gortner, our General Manager, Paul Anderson, our Vice President and James Stapleton, our Director is set forth below in the following Summary Compensation Table.

		Annual Compensation			Long-Term Awards		Compensation Payouts
Name & Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation ($)

Timothy J. Koziol	2008	303,308	25,000	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2007	249,279	17,500	-0-	-0-	1,400,000(2)	-0-	82,810-
	2006	210,875	25,000	-0-	-0-	-0-	-0-	-0-

Brett M. Clark	2008	213,000	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer	2007	210,000	-0-	-0-	-0-	1,100,000(3)	-0-	85,085
	2006	155,750	-0-	-0-	-0-	6,667(4)	-0-	-0-

Clyde E. Rhodes, Jr.	2008	126,000	-0-	-0-	-0-	-0-	-0-	-0-
Chief Compliance Officer	2007	128,596	-0-	-0-	-0-	350,000(5)	-0-	60,335
	2006	117,193	-0-	-0-	-0-	-0-	-0-	-0-

Michael Gortner	2008	104,200	126,342	-0-	-0-	-0-	-0-	-0-
General Manager	2007	104,200	64,629	-0-	-0-	100,000 (6)	-0-	-0-
	2006	104,044	107,395	-0-	-0-	-0-	-0-	-0-

Paul Anderson	2008	136,000	177,500	-0-	-0-	-0-	-0-	-0-
Vice President	2007	136,000	7,500	-0-	-0-	100,000 (7)	-0-	-0-
	2006	109,521	76,500	-0-	-0-	1,667 (8)	-0-	-0-

James P. Stapleton	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2007	-0-	-0-	-0-	-0-	35,000 (9)	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(2)	Includes 750,000 incentive options, exercisable at $1.19 per share, and 650,000 warrants, exercisable at $1.19 per share.
(3)	Includes 600,000 incentive stock options, exercisable at $1.19 per share, and 500,000 warrants, exercisable at $1.19 per share.
(4)	Includes 6,667 incentive stock options exercisable at $39 per share.
(5)	Includes 350,000 incentive stock options, exercisable at $1.19 per share.
(6)	Includes 100,000 incentive stock options, exercisable at $1.19 per share.
(7)	Includes 100,000 incentive stock options, exercisable at $1.19 per share
(8)	Includes 1,667 incentive stock options, exercisable at $6.60 per share.
(9)	Includes 35,000 warrants exercisable at $1.19 per share.

There were no option exercises by our executive officers during fiscal 2008.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following table sets forth those stockholders who beneficially own 5% or more of the common stock of the Company, the common stock ownership of the directors and executive officers, and the stock ownership of the directors and executive officers as a group:

	No. of		% of Stock
	Shares		Outstanding
Name and Address	Owned		(1)
Kevin P. O’Connell(2)
660 Newport Center Drive, Suite 720
Newport Beach, CA 92660	2,141,455	(3)	16.87%

Timothy J. Koziol
3191 Temple Ave., Suite 250
Pomona CA 91768	1,198,125	(4)	8.63%

Clyde Rhodes
3191 Temple Ave., Suite 250
Pomona CA 91768	318,959	(5)	2.45%

James Stapleton
3191 Temple Ave., Suite 250
Pomona CA 91768	44,392	(6)	0.35%

Brett M. Clark
3191 Temple Ave., Suite 250
Pomona CA 91768	955,665	(7)	7.00%

Laurus Capital Management, LLC
825 Third Avenue, 14th Floor
New York, NY 10022	1,099,994	(8)	7.98%

CVC California LLC
1 N Clemente # 300
West Palm Beach, FL 33401	5,166,667		40.71%

Directors and Officers as a Group (4 persons)	2,517,141		16.59%

(1)	Based upon 12,691,409 shares outstanding.
(2)	Kevin P. O’Connell is the Managing Member of Billington Brown Acceptance, LLC, Revet MAK, LLC, Revete Capital Partners LLC, Lapis Solutions, LLC and General Pacific Partners, LLC.
(3)
Includes 1,140,525 warrants to purchase common stock at $0.60, 168,250 warrants to purchase common stock at $1.19, 26,250 warrants to purchase common stock at $1.05 and 9,180 warrants to purchase common stock at $30.00

(4)
Includes 515,625 options to purchase common stock at $1.19 per share, 12,498 options to purchase common stock at $1.70 per share and 6,667 options to purchase common stock at $30.00 per share. Includes 650,000 warrants to purchase common stock at $1.19

(5)	Includes 268,125 options to purchase common stock at $1.19 per share and 37,498 options to purchase common stock at $1.70 per share.
(6)	Includes 35,000 warrants to purchase common stock at $1.19 per share.
(7)
Includes 412,500 options to purchase common stock at $1.19 per share, 37,498 options to purchase common stock  at  $1.70 per share, and 5,667 options to purchase common stock at $39.00 per share. Includes 500,000 warrants to purchase common stock at $1.19

(8)
Laurus Capital Management, LLC, a Delaware limited liability company (“Laurus Capital”), serves as the investment manager of  Laurus Master Fund, LTD., Valens U.S. SPV I, LLC and Valens Offshore SPV I, LTD (together, the “Laurus Funds”) and possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Laurus Funds, which, as of the date hereof, constitute an aggregate of 1,099,994 shares upon exercise of warrants.  Mr. Eugene Grin and Mr. David Grin, through  other entities, are the controlling principals of Laurus Capital. Laurus Capital, Mr. Eugene Grin and Mr. David Grin each disclaim beneficial ownership  of such shares, except to the extent of its of his pecuniary interest therein, if any.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,787,340	$1.65	800,777

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

During 2008 and 2007, the Board of Directors cancelled 1,852 and 10,854 options respectively.

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “2007 Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.  During 2007 the Stock Option Committee granted a total of 5,233,268 options, had exercises of 100 options, and cancelled 289,188.  The exercise price of the options was the market value of the stock at the date of the grant.

During the year ended December 31, 2008 the Stock Option Committee granted a total of 173,000 options and cancelled 384,001 options.

The weighted average exercise price of the options at December 31, 2008 was $1.65 per share.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

Advances to Related Parties

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008 the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. As of December 31, 2008, $472,500 remained outstanding. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the year ending December 31, 2008 includes $333,176 for amortization of this discount, and the unamortized valuation discount was $109,324 at December 31, 2008.

During the year ended December 31, 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000 and issue to them a warrant to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $.60 for a period of six years valued at $179,982 using the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 6 years. The value of the warrant and the cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at December 31, 2008.

Letter of Credit Services

On July 1, 2008 the Company entered into an agreement with GPP wherein GPP would provide letters of credit to support projects contracted to GEM. The fees under the agreement consisted of (i) a commitment fee of 2% of the value of the letter of credit, (ii) interest at a rate to be negotiated, and (iii) a seven year warrant to purchase shares of the Company’s common stock at $0.60 per share.

During the year ended December 31, 2008 the Company accrued $19,945 in fees and issued to GPP a warrant to purchase 64,500 shares of the Company’s common stock related to a letter of credit issued and released during the year. The Company valued the warrants at $57,405 using a Black - Scholes option pricing model and reflected such cost as a financing cost.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 87.87 % and an expected term for the warrants of 7 years.

Software Support

During the year ended December 31, 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of December 31, 2008, $92,555 of the fees had been prepaid to Lapis. As additional consideration for the support and development services agreement, the Company issued Lapis a seven year warrant to purchase 35,000 shares of the Company’s common stock at $1.05 per share. These warrants were valued at $29,050 using the Black - Scholes valuation model and such cost was recognized as an expense.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 87.87 % and an expected term for the warrants of 7 years.

Advisory fees

During the year ended December 31, 2007 the Company incurred $90,500 respectively in fees for advisory services provided by General Pacific Partners (“GPP”). As of December 31, 2007 all amounts owed to General Pacific Partners for fees related to advisory services had been paid.

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

The aggregate value of common stock and warrants issued of $10,731,500 in excess of the notes payable and accrued interest exchanged of $3,933,861 was $6,797,639 and was reflected as costs to induce conversion of debt in the accompanying consolidated statement of operations for the year ended December 31, 2007.

As of December 31, 2007, all of these unsecured advances have been converted to common stock and no further amounts were due.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost will be amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

Corporate Governance

The Board of Directors includes James Stapleton who is defined  as "independent" by the rules of the NASDAQ stock market.

ITEM 14.    Principal Accountant Fees and Services

Independent Auditor Fees

Fees for professional services provided by GEM’s independent auditors, Weinberg & Company, for the years ended December 31, 2008 and 2007 are as follows:

Fees	2008	2007
Audit fees	152,490	168,826
Audit related fees	40,042	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total fees	192,532	168,826

Audit fees consist of fees related to GEM’s year end financial statements and review of GEM’s quarterly reports on Form 10-Q.  Audit related fees principally include audits in connection with the acquisition completed during 2008.

It is the policy of GEM’s audit committee to approve all engagements of GEM’s independent auditors to render audit or non-audit services prior to the initiation of such services.

PART IV

ITEM 15.    Exhibits, Financial Statements Schedules

The following are exhibits filed as part of GEM's Form 10-K for the year ended December 31, 2008:

EXHIBIT NUMBER	DESCRIPTION
2.1	Articles of Incorporation of the Registrant *
3.1	Articles of Amendment of Articles of Incorporation of the Registrant *
3.2	Bylaws of the Registrant *
31.1	CEO Certification **
31.2	CFO Certification **
32.1	CEO Certification **
32.2	CFO Certification **
*      Previously Filed
**    Filed Herewith

Reports on Form 8-K

(1) As filed with the commission on Form 8K dated January 3, 2007
(2) As filed with the commission on Form 8K dated July 17, 2007
(3) As filed with the commission on Form 8K dated November 6, 2007
(4) As filed with the commission on Form 8K dated September 24, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated: April 15, 2009	By:	/s/ Timothy J. Koziol
Timothy J. Koziol President, CEO and Chairman of the Board of Directors

Dated: April 15, 2009	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President Finance, Chief Financial Officer