Form 10-Q
period 2009-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2009-05-15
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _____ to _____

Commission File No. 33-55254-38

General Environmental Management, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	87-0485313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3191 Temple Ave., Suite 250, Pomona CA, 91768
(Address of principal executive offices, Zip Code)

(909) 444-9500
Issuer’s telephone number, including area code

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T ($232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, a non- accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of May 14, 2009, there were 12,691,659 shares of the issuer’s $.001 par value common stock issued and outstanding.Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH  31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$356,467	$375,983
Accounts receivable, net of allowance for doubtful accounts
of $172,896 and $174,834, respectively	5,354,596	6,729,743
Prepaid expenses and other current assets	411,520	537,289
Total Current Assets	6,122,583	7,643,015

Property and Equipment – net of accumulated depreciation
$3,288,015 and $2,917,056, respectively	7,663,405	7,783,208
Restricted cash	1,200,019	1,199,784
Intangible assets, net	823,976	864,781
Deferred financing fees	465,280	513,412
Deposits	439,132	291,224
Goodwill	946,119	946,119
TOTAL ASSETS	$17,660,514	$19,241,543

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$4,194,477	$3,499,178
Accrued expenses	2,734,696	2,620,224
Accrued disposal costs	529,267	743,474
Payable to related party	827,842	706,868
Deferred rent	44,185	41,202
Derivative liabilities	1,574,078	-
Current portion of financing agreement	8,621,253	10,366,544
Current portion of long term obligations	792,514	794,278
Current portion of capital lease obligations	606,788	623,007
Total Current Liabilities	19,925,100	19,394,775

LONG-TERM LIABILITIES :

Long term obligations, net of current portion	526,767	535,689
Capital lease obligations, net of current portion	1,620,710	1,751,854
Convertible notes payable, net of current portion	467,651	489,605
Total Long-Term Liabilities	2,615,128	2,777,148

STOCKHOLDERS’ DEFICIENCY

Common stock, $.001 par value, 1,000,000,000 shares authorized,
12,691,659 and 12,691,409 shares issued and outstanding	12,692	12,692
Additional paid in capital	52,210,663	53,585,035
Accumulated deficit	(57,103,069)	(56,528,107)
Total Stockholders' Deficiency	(4,879,714)	(2,930,380)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$17,660,514	$19,241,543

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31, 2009	March 31, 2008

REVENUES	$8,201,870	$6,951,653

COST OF REVENUES	7,196,715	5,645,344

GROSS PROFIT	1,005,155	1,306,309

OPERATING EXPENSES	2,103,598	1,849,614

OPERATING LOSS	(1,098,443)	(543,305)

OTHER INCOME (EXPENSE):
Interest income	467	7,017
Interest and financing costs	(994,188)	(816,608)
Other non-operating income	8,417	7,663
Gain on derivative financial instruments	552,512	-

Net Loss	$(1,531,235)	$(1,345,233)

Net loss per common share, basic and diluted	$(.12)	$(.11)

Weighted average shares of common stock
outstanding, basic and diluted	12,691,420	12,473,885

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)

Cumulative effect of change in accounting principle
January 1, 2009 reclassification of embedded feature of equity
linked financial instruments to derivative liabilities			(1,674,036)	956,273	(717,763)

Issuance of warrants			37,743		37,743

Stock compensation cost for value of vested options			261,734		261,734

Issuance of shares on exercise options	250		187		187

Net loss for the three months ended March 31, 2009				(1,531,235)	(1,531,235)

Balance, March 31, 2009	12,691,659	$12,692	$52,210,663	$(57,103,069)	$(4,879,714)

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net Loss	$(1,531,235)	$(1,345,233)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities
Depreciation and amortization	411,764	226,795
Amortization of discount on financing agreement	430,331	437,612
Fair value of vested options	261,734	216,716
Issuance of warrants for services	37,743	-
Amortization of discount on notes	118,680	-
Amortization of deferred financing fees	48,132	84,450
Gain on derivative instrument	(552,512)	-
Changes in assets and liabilities:
Accounts Receivable	1,375,147	1,523,529
Inventory	8,272	6,474
Prepaid and other current assets	117,496	(513,113)
Deposits and restricted cash	(148,142)	(6,654)
Accounts Payable	695,299	(1,961,128)
Accrued interest on related party advances	11,651	-
Accrued interest on convertible notes	8,045	9,642
Accrued expenses and other liabilities	(96,752)	814,094
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,195,653	(506,816)

INVESTING ACTIVITIES
Additions to property and equipment	(251,156)	(95,300)
NET CASH USED IN INVESTING ACTIVITIES	(251,156)	(95,300)

FINANCING ACTIVITIES
Net advances from notes payable- financing agreement	(766,795)	(536,403)
Advances from related parties	-	472,500
Proceeds from exercise of options	187	-
Payment of notes payable	(40,686)	(4,215)
Repayment of convertible notes	-	(15,000)
Payment on capital leases	(156,719)	(68,868)
NET CASH USED IN FINANCING ACTIVITIES	(964,013)	(151,986)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,516)	(754,102)

Cash at beginning of period	375,983	954,581

CASH AT END OF PERIOD	$356,467	$200,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$399,400	$275,827

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of leased equipment and capital lease obligations	$-	$848,856
Cumulative effect of adoption of		-
accounting principle and establishment of derivative liability on:
Notes payable	1,408,828
Stockholders deficiency	717,763

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Ultronics Corporation  ( “the Company”)  was incorporated in the state of Nevada on March 14, 1990 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.  On February 14, 2005 the Company acquired all of the outstanding shares of General Environmental Management, Inc (“GEM”), a Delaware Corporation.  The acquisition was accounted for as a reverse merger (recapitalization) with GEM deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer.  Subsequent to the acquisition, the Company changed its name to General Environmental Management, Inc.

GEM is a fully integrated environmental service firm structured to provide EHS compliance services, field services, transportation, off-site treatment, and on-site treatment services.  Through its services GEM assists clients in meeting regulatory requirements for the disposal of hazardous and non-hazardous waste

BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

The results for the interim periods are not necessarily indicative of results for the entire year.

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $1,531,235 during the three  months  ended March 31, 2009, and as of March 31, 2009  the Company had current liabilities exceeding current assets by $13,802,517 and had a stockholders’ deficiency of $4,879,714. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(d) Concentrations of Credit Risks

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

During the three months ended March 31, 2009 and 2008, one customer accounted for 9% and 9% of revenues, respectively. As of  March 31, 2009 and December 31, 2008 there was one customer that accounted for 11% and 24% of accounts receivable, respectively.

(e) Fair Value of Financial Instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and embedded derivatives	-	-	$1,574,078	$1,574,078

See Notes 7 and 11 for more information on these financial instruments.

(f)  Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(g) Stock Compensation Costs

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

(h) Net Loss per Share

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

These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2009 and 2008 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2009 and 2008.

At March 31, 2009 and 2008, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 16,686,288 shares and 11,736,700 shares, respectively.

(i) Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

The terms of purchase agreement include an accelerated note payment and a contingent earn-out which could be payable to the sellers upon the recapture by Island of EBITDA in excess of $1,100,000 during the twelve month period following the acquisition.  If the EBITDA in excess of $1,100,000 is achieved, additional payments could be made to the sellers.  If the EBITDA is not achieved, the current note payable of $1,250,000 will have an accelerated payment due of $750,000 in September, 2009 and no contingent earn-out will be made. As the Company does not presently expect it will reach the first twelve months milestone, the $750,000 note has been reflected as current (see Note 9).

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

The following sets out the pro forma operating results for the three months ended March 31, 2008  for the Company had the acquisition occurred as of January 1, 2008:

Pro Forma (Unaudited)Three months ended March 31, 2008

Net sales	$8,352,961

Cost of sales	6,514,632

Gross profit	1,838,329

Operating expenses	2,536,747

Operating loss	(698,418)

Other income (expense):
Interest income	17,720
Interest expense and amortization of deferred financing costs	(816,608)
Gain on derivative financial instruments	-
Other non-operating income	7,794

Net Loss	$(1,489,512)

Loss per weighted average share, basic and diluted	$(.12)

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

4. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)

Land	$905,000	$905,000

Building and improvements	1,085,656	1,140,656

Vehicles	2,687,128	2,687,128

Equipment and furniture	435,755	411,064

Warehouse equipment	5,531,203	5,277,892

Leasehold improvements	270,832	242,678

Asset retirement obligations	35,846	35,846

	10,951,420	10,700,264

Less accumulated depreciation and amortization	3,288,015	2,917,056

Property and equipment net of accumulated depreciation and amortization	$7,663,405	$7,783,208

Property and equipment includes assets under capital lease with a cost of $3,248,546 and $3,248,546 and accumulated amortization of $954,745 and $805,912 as of March 31, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense was $370,960 and $185,945 for the three months ended March 31, 2009 and 2008 respectively.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Intangible assets consist of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Rancho Cordova acquisition – permit	$475,614	$475,614
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,904
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(518,054)	(477,249)
	$823,976	$864,781

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

6. RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 6% of the Company’s common stock at March 31, 2009.  The following summarizes the transactions with GPP during the three months ended March 31, 2009 and December 31, 2008.

Advances from Related Party

	March 31, 2009	December 31, 2008
	(Unaudited)
Notes from GPP	$472,500	$472,500
Financing Fees	250,000	250,000
Accrued Interest and LC Fees	105,342	93,692
Valuation discount	-	(109,324)
	$827,842	$706,868

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008, the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the three months ended March 31,2009 includes $109,324 for amortization of this discount. The valuation discount was fully amortized at March 31, 2009.  On February 13, 2009 the maturity date was extended until March 31, 2010. As of March 31, 2009, $472,500 remained outstanding.

In 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000. The cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at March 31, 2009 and December 31, 2008.

Letter of Credit Services

On July 1, 2008 the Company entered into an agreement with GPP wherein GPP would provide letters of credit to support projects contracted to GEM. The fees under the agreement consisted of (i) a commitment fee of 2% of the value of the letter of credit, (ii) interest at a rate to be negotiated, and (iii) a seven year warrant to purchase shares of the Company’s common stock at $0.60 per share.  Accrued fees amounted to $19,945 at March 31, 2009 and December 31, 2008 and are included in accrued interest and LC fees in the accompanying table.

Software Support

In 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of March 31, 2009 and December 31, 2008, $150,055 and $92,555 respectively, of the fees had been prepaid to Lapis and included in the accompanying condensed balance sheets as part of prepaid expenses.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 10) and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost will be amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

7. SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”).

The amounts due under these financings at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)

(a) Secured Notes from CVC California	$12,781,114	$13,547,909
Valuation Discount	(4,159,861)	(3,181,365)
	8,621,253	10,366,544
Less current portion	(8,621,253)	(10,366,544)
Financing agreement, net of current portion	$-	$-

(a) Note Agreements with CVC California

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

(i). The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock  at a price of $3.00 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $135,416 plus the monthly interest payment  (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of warrants. As of  March 31, 2009 and December 31, 2008 the Company had an outstanding balance of $6,500,000 under the note.

(ii). The revolving note allows the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed below. The note is due August 31, 2011. As of March 31, 2009 and December 31, 2008 the Company had an outstanding balance of $6,281,114 and $7,047,909 (including accrued interest) under the revolving note.  We project that the Company will maintain a minimum balance of $6,000,000 under the revolving note.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

In connection with the CVC financing, the Company paid closing fees of $405,000 and issued warrants to acquire an aggregate of 3,000,000 shares of our common stock as described above to CVC. The Company calculated that the fair value of the warrants issued was $1,674,036, based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 7 years. The closing fees of $405,000 paid to CVC, the relative value of the warrants of $1,674,036 and the $1,500,000 discount on issuance has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  Concurrent with the cumulative adjustment related to the adoption of EITF 07-05 as discussed below, the Company further recorded valuation discount of $1,408,828 at January 1, 2009. The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method.  Financing costs for the three months ended March 31, 2009 includes amortization of $430,131 relating to the discount, and unamortized valuation discount was $4,159,861 at March 31, 2009.

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

For the fiscal quarter ending March 31, 2009, the Company was not able to achieve the EBITDA required in the next succeeding measuring period.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

As of May 15, 2009, the Lender has not taken any action with regard to the default under Section 6.18 of the Agreement. The Company is in discussions with the Lender to obtain a waiver of the Default and continues to operate in the normal course of business and receive advances under the Revolving Credit Commitment.

Based on the technical nature of the default, the Company has reclassified the outstanding debt to CVC California, LLC to current liabilities on the balance sheet.

As further described in Note 11, EITF 07-05 became effective January 1, 2009.  In connection with its implementation, the Company was required to classify the conversion feature of the Note and the related warrants as derivative liabilities.  The cumulative effect of adopting EITF 07-05 resulted in a decrease in the carrying value of the notes as of January 1, 2009 of $1,408,828, which the Company recorded as additional valuation discount to the Note balance.

8. CONVERTIBLE NOTES PAYABLE

During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the Transfer Storage Disposal Facility (TSDF) located in Rancho Cordova, California.  The notes are secured by the TSDF, carry an interest rate of eight percent (8%) per annum, and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  The notes were initially due June 30, 2009, but have been extended to September 30, 2011.  As of December 31, 2008, notes payable of $422,500 plus accrued interest of $67,105 remain outstanding. As of March 31, 2009, notes payable of $392,500 plus accrued interest of $75,151 remain outstanding.

9. LONG TERM OBLIGATIONS

Long term debt consists of the following at March 31, 2009 and December 2008:

	March 31, 2009	December 31, 2008
	(Unaudited)

(a) Vehicle notes	$10,478	$12,865
(b) Equipment notes	58,803	67,102
(c) Notes Payable, Island Acquisition	1,250,000	1,250,000
	1,319,281	1,329,967
Less current portion	792,514	794,278
Notes payable, net of current portion	$526,767	$535,689

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(a) Note payable in monthly installments of $815 including interest at 1.9% per annum, through April 2010. The note is secured by a vehicle.

(b) The equipment note is for equipment utilized by GEM Mobile Treatment Services. It requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment.

(c) On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental. As part of the consideration for the purchase, the Company issued two three year promissory notes totaling $1.25 million.

The first note is payable to the former owners in the amount of $1,062,500.  The second note is payable to NCF Charitable Trust in the amount of $187,500.  The notes bear interest at eight percent (8%) with interest only payments payable quarterly and the entire balance of interest and principal payable August 31, 2011.  The notes provide that there shall be a partial principal payment at the end of August 31, 2009 of up to $637,500 with respect to the note in favor of the sellers and $112,500 with respect to the note in favor of NCF.

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

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $26,500 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At March 31, 2009, monthly payments under these leases aggregated $89,079. The leases expire at various dates through 2014. The amounts outstanding under the capital lease obligations were $2,227,498 and $2,374,861 as of March 31, 2009 and December 31, 2008, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2009	710,523
2010	693,378
2011	643,334
2012	538,403
2013	183,504
Thereafter	53,299
Total payments	2,822,441
Less: amount representing interest	(594,943)
Present value of minimum lease payments	2,227,498
Less: current portion	(606,788)
Non-current portion	$1,620,710

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

11. DERIVATIVE LIABILITIES

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Secured Financing Agreements (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have be re-characterized as derivative liabilities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	March 31, 2009	December 31, 2008	August 31, 2008
Conversion feature:
Risk-free interest rate	1.66%	1.66%	1.66%
Expected volatility	81.93%	78.66%	78.57%
Expected life (in years)	2.42	2.67	3.00
Expected dividend yield	0.0%	0.00%	0.0%

Warrants:
Risk-free interest rate	1.66%	4.78%	4.78%
Expected volatility	81.93%	78.66%	78.57%
Expected life (in years)	5.42	5.67	6.00
Expected dividend yield	0.00%	0.00%	0.00%

Fair Value:
Conversion feature	417,519	624,385	1,145,544
Warrants	1,156,559	1,502,205	2,113,423
	1,574,078	2,126,590	3,258,967

The risk-free interest rate was based on rates established by the Federal Reserve.  The expected volatility is based on the Company’s historical volatility for its common stock.  The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

EITF 07-05 implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the note and the warrants on January 1, 2009 is as follows:

	Additional	Accumulated	Derivative	Convertible
Derivative Instrument:	Paid-in Capital	Deficit	Liability	Note
Conversion feature	$-	$393,875	$624,385	$(1,018,261)
Warrants	$(1,674,036)	$562,398	$1,502,205	$(390,567)
	$(1,674,036)	$956,273	$2,126,590	$(1,408,828)

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities and amortization of the additional note discount through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The convertible note amount represent the discount recorded upon adoption of EITF 07-05.  This discount will be recognized on a monthly basis through the maturity date of the notes.

12. STOCK OPTIONS AND WARRANTS

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

On January 2, 2009 the Stock Option Committee approved the issuance of 34,500 options to twenty eight employees. The exercise price for the options was $0.75 per share and was based on the closing market price on the date of issuance. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.66 % and an expected term for the options of 8 years.

On January 7, 2009 the Stock Option Committee approved the issuance of 570,000 options to thirteen employees. The exercise price for the options was $0.75 per share and was based on the closing market price on the date of issuance. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.66 % and an expected term for the options of 8 years.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2009	4,787,340	1.64	8.36
Options granted	604,500	0.75	9.83
Options exercised	(250)	0.75	-
Options cancelled	(293,508)	2.08	-
Options outstanding, March 31, 2009	5,098,082	1.52	8.31
Options exercisable, March 31, 2009	3,387,359	1.64	8.13

The options had no intrinsic value at March 31, 2009.

For the three months ended March 31, 2009 and 2008, the fair value of options vesting during the period was $261,734 and $216,716 respectively, and has been reflected as compensation cost. As of March 31, 2009, the Company has unvested options valued at $1,146,584 which will be reflected as compensation cost over the estimated remaining vesting period of 3 years.

Warrants

A summary of the warrant activity during the period is as follows:

		Range of exercise prices	Weighted Avg. in Years

Warrants outstanding, January 1, 2009	9,527,894	$0.60-$37.50	4.86
Warrants granted	70,000	$0.75	6.83
Warrants exercised	-	-	-
Warrants expired	(191,943)	$0.60-$30.00	-
Warrants outstanding, March 31, 2009	9,405,951	$0.60-$37.50	4.77

The warrants had no intrinsic value at March 31, 2009.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

13. INCOME TAXES

The Company's net deferred tax assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Unaudited)

Deferred tax asset, net operating loss	$14,694,862	$14,184,661
Less valuation allowance	(14,694,862)	(14,184,661)
Net deferred tax asset	$-	$-

As of March 31, 2009, the Company had federal net operating loss carry forwards of approximately $43,220,183 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at March 31, 2009 or December 31, 2008.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the three months ended March 31, 2009 and 2008 is as follows:

	Three months endedMarch 31,
	2009	2008
Tax expense at U.S. statutory income tax rate	(34.0) %	(34.0) %
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009 the Company has no accrued interest or penalties related to uncertain tax positions.

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

COMPARISON OF THREE  MONTHS ENDED MARCH  31, 2009 AND 2008

Revenues

Total revenues were $8,201,870 for the three months ended March 31, 2009, representing an increase of $1,250,217 or 18% compared to the three months ended March 31, 2008.  The increase in revenue can be attributed to increased revenue for GEM’s mobile treatment business and acquisition of Island Environmental Services which was offset by a decrease in revenues in the Enviroconstruction market sector.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 were $7,196,715 or 88% of revenue, as compared to $5,645,344 or 81% of revenue for the three months ended March 31, 2008.  The cost of revenues includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to negative margins at Island Environmental Services.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $2,103,598 or 26% of revenue as compared to $1,849,614 or 27% of revenue for the same period in 2008. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to increase in rent and insurance.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2009 were $411,764 or 5% of revenue, as compared to $226,795 or 3.2% of revenue for the same period in 2008. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the three months ended March 31, 2009 were $994,188 or 12% of revenue, as compared to $816,608 or 12% of revenue for the same period in 2008.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to additional interest incurred on higher balances on the line of credit.

Other Non-Operating Income

The Company had other non-operating income for the three months ended March 31, 2009 of $8,417 or 0.1 % of  revenue, and $7,663  or .01% of revenue for the same period in 2008.  Non-Operating income  for the three months ended March 31, 2009  and March 31, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington.

Gain on derivative financial instruments

In accordance with EITF 07-05 (See Note 11) which is effective at the end of 2008, the conversion feature of our convertible notes was recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been  re-characterized as derivative liabilities.  SFAS No. 133 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  For the period ending March 31, 2009, the Company recorded a gain on derivative financial instruments of $552,512.

Net Loss

The net loss for the three months ended March 31, 2009 was $1,531,235 or 19% of revenue as compared to a loss of $1,345,233, or 19% of revenue for the same period in 2008.  The higher loss is attributable to reductions in operating margins over the three months ended March 31, 2009 and losses incurred at Island Environmental Services.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash provided by operations for the three months ended March 31, 2009 was $1,195,653 as compared to net cash used in operations of $506,816 for the same period in 2008.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $1,531,235 during the three months ended March 31, 2009. As of March 31, 2009 the Company had current liabilities exceeding current assets by $13,802,517, primarily because of the reclassification of long term debt to current resulting from covenant provisions under the ComVest notes and had a stokholders’ deficiency of $4,879,714. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. In addition, management believes that the company will begin to operate profitably due to improved operational results and cost reductions   made in late 2008.  However, there can be no assurances that the Company will be successful in this regard or will be able to maintain its working capital surplus or eliminate operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

Cash Flows for the Three Months Ended March 31, 2009

Operating activities for the three months ended March 31, 2009 produced $1,195,653 in cash. Accounts receivable, net of allowances for bad debts, were reduced by $1,375,147 as of March 31, 2009 and accounts payable were increased by $695,299.  Depreciation and amortization for the three months ended March 31, 2009 totaled $411,764. The net loss of $1,531,235 included a number of non-cash items incurred by the Company including expenses of $261,734 representing the fair value of vested options, $430,331 representing amortization of discount on financing agreements, $37,743 representing warrants issued for services, $118,680 representing amortization of note discounts, $48,132 representing amortization of deferred financing fees  and a derivative gain of $552,512. Prepaid expenses decreased by $117,496 and accrued expenses decreased by $96,752.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $251,156 for the three months ended March 31, 2009. Capital expenditures increased due to the acquisition of equipment at GEM Mobile Treatment Services. Financing activities used $964,013 for the three months ended March 31, 2009 to reduce notes payable and make payments on capital leases.

These activities resulted in a $19,516 reduction in cash balances from year end December 31, 2008 to the end of the quarter March 31, 2009.

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

(d) Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

ITEM 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

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

Item 1A. Risk Factors

No material changes from risk factor as previously disclose.

Item 2. Unregistered Sales of Securities and Use of Proceeds – S-1/A  Registration Statement

None

Item 3. Defaults upon Senior Securities

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

As of May 15, 2009, the Lender has not taken any action with regard to the defaults under Section 6.18 of the Agreement. The Company is in discussions with the Lender to obtain a waiver of the Default and continues to operate in the normal course of business and receive advances under the Revolving Credit Commitment.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Date: May 14, 2009	By:	/s/ Timothy J. Koziol
Timothy J. Koziol, CEO and Chairman of the Board of Directors

Date: May 14, 2009	By:	/s/ Brett M. Clark
Brett M. Clark, Executive Vice President of Finance, Chief Financial Officer