Form 10-Q
period 2009-06-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2009-08-19
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to ____________

Commission File No. 33-55254-38
General Environmental Management, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	87-0485313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3191 Temple Ave., Suite 250, Pomona CA	91768
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code (909) 444-9500

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
 ☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of August 19, 2009, there were 14,632,653 shares of the issuer’s $.001 par value common stock issued and outstanding.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$84,875	$375,983
Accounts receivable, net of allowance for doubtful accounts of $172,896 and $174,834, respectively	4,569,540	6,729,743
Prepaid expenses and other current assets	628,564	537,289
Total Current Assets	5,282,979	7,643,015

Property and Equipment – net of accumulated depreciation $3,672,772 and $2,917,056, respectively	9,648,660	7,783,208
Restricted cash	1,000,036	1,199,784
Intangible assets, net	783,172	864,781
Deferred financing fees	417,148	513,412
Deposits	351,246	291,224
Goodwill	946,119	946,119
TOTAL ASSETS	$18,429,360	$19,241,543

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$5,336,055	$3,499,178
Accrued expenses	2,182,020	2,620,224
Accrued disposal costs	538,444	743,474
Payable to related party	742,754	706,868
Deferred rent	47,627	41,202
Derivative liabilities	6,692,798	-
Current portion of financing agreement	1,736,255	10,366,544
Current portion of long term obligations	772,639	794,278
Current portion of capital lease obligations	1,033,087	623,007
Total Current Liabilities	19,081,679	19,394,775

LONG-TERM LIABILITIES :
Financing agreement, net of current portion	6,459,025	-
Long term obligations, net of current portion	535,689	535,689
Capital lease obligations, net of current portion	3,373,833	1,751,854
Convertible notes payable	467,864	489,605
Total Long-Term Liabilities	10,836,411	2,777,148

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 13,822,503 and 12,691,409 shares issued and outstanding	13,824	12,692
Additional paid in capital	53,424,670	53,585,035
Accumulated deficit	(64,927,224)	(56,528,107)
Total Stockholders' Deficiency	(11,488,730)	(2,930,380)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,429,360	$19,241,543

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES	$6,803,372	$9,406,585	$15,005,242	$16,358,238

COST OF REVENUES	6,668,193	7,822,370	13,864,908	13,467,714

GROSS PROFIT	135,179	1,584,215	1,140,334	2,890,524

OPERATING EXPENSES	2,595,953	1,956,313	4,699,551	3,805,927

OPERATING LOSS	(2,460,774)	(372,098)	(3,559,217)	(915,403)

OTHER INCOME (EXPENSE):
Interest income	142	2,795	609	9,812
Interest and financing costs	(1,000,198)	(844,711)	(1,994,386)	(1,661,319)
Gain on disposal of fixed assets	65,725	-	65,725	-
Loss on derivative financial instruments	(2,252,622)	-	(1,700,110)	-
Loss on extinguishment of debt	(2,187,351)	-	(2,187,351)	-
Other non-operating income	10,923	9,030	19,340	16,693
Net Loss	$(7,824,155)	$(1,204,984)	$(9,355,390)	$(2,550,217)

Net loss per common share, basic and diluted	$(.60)	$(.10)	$(.73)	$(.20)

Weighted average shares of common stock outstanding, basic and diluted	13,053,274	12,473,885	12,873,347	12,473,885

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)
Cumulative effect of change in accounting principle
January 1, 2009 reclassification of embedded feature
of equity linked financial instruments to derivative
liabilities			(1,674,036)	956,273	(717,763)
Fair value of warrants issued for services			293,035		293,035
Stock compensation cost for value of vested options			453,075		453,075
Issuance of shares on exercise of options	250		187		187
Issuance of shares on exercise of warrants	6,250	6	3,744		3,750
Issuance of shares to related party on conversion of debt	524,594	526	314,230		314,756
Issuance of shares to secured lender	600,000	600	449,400		450,000
Net loss for the six months ended June 30, 2009				(9,355,390)	(9,355,390)
Balance, June 30, 2009	13,822,503	$13,824	$53,424,670	$(64,927,224)	$(11,488,730)

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net Loss	$(9,355,390)	$(2,550,217)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	837,325	467,096
Amortization of discount on financing agreement	908,543	904,354
Fair value of vested options	453,075	427,135
Issuance of warrants for services	293,035	-
Amortization of discount on notes	128,037	-
Amortization of deferred financing fees	96,264	168,900
Loss on derivative instruments	1,700,110	-
Loss on extinguishment of debt	2,187,351	-
Changes in assets and liabilities:
Accounts Receivable	2,160,203	(401,571)
Prepaid and other current assets	(91,276)	(349,401)
Deposits and restricted cash	139,726	(19,592)
Accounts Payable	1,836,877	(1,021,093)
Accrued interest on related party notes	23,430	16,001
Accrued interest on convertible notes	15,759	19,014
Accrued expenses and other liabilities	(636,809)	1,449,585
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	696,260	(889,789)

INVESTING ACTIVITIES
Additions to property and equipment	(229,859)	(201,959)
NET CASH USED IN INVESTING ACTIVITIES	(229,859)	(201,959)

FINANCING ACTIVITIES
Net advances from notes payable- financing agreement	(542,232)	(118,177)
Advances from related parties	217,888	-
Proceeds from exercise of options and warrants	3,937	-
Issuance of notes payable to related party	-	516,500
Payment of notes payable	(21,639)	(19,360)
Repayment of convertible notes	(37,500)	(30,000)
Payment on capital leases	(377,963)	(172,996)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(757,509)	175,967

DECREASE IN CASH AND CASH EQUIVALENTS	(291,108)	(915,781)

Cash at beginning of period	375,983	954,581

CASH AT END OF PERIOD	$84,875	$38,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$768,486	$558,112

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of leased equipment and capital lease obligations	$2,391,309	$1,096,458
Issuance of common stock to related party for conversion of liabilities	314,756	-
Issuance of common stock to related party for extension of debt	-	220,000
Fair value of warrants and valuation discount after modification	5,165,720	-
Fair value of warrants issued to related party for extension of debt	-	222,500
Cumulative effect of adoption of accounting principle and establishment of derivative liability on:
Notes payable	1,408,828	-
Stockholders’ deficiency	717,763	-

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $9,355,390 during the six months  ended June 30, 2009, and as of June 30, 2009  the Company had current liabilities exceeding current assets by $13,798,700 and had a stockholders’ deficiency of $11,488,730. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2009 and 2008, one customer accounted for 9% and 15% of revenues, respectively. During the three months ended June 30, 2009 and 2008, one customer accounted for 9% and 16% of revenue. As of  June 30, 2009 and December 31, 2008 there was one customer that accounted for 6% and 5% of accounts receivable, respectively.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and embedded derivatives	-	-	$6,692,798	$6,692,798

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

These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended June 30, 2009 and 2008 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and six months ended June 30, 2009 and 2008.

At June 30, 2009 and 2008, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 22,467,687 shares and 11,853,566 shares, respectively.

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

The following sets out the pro forma operating results for the three and six months ended June 30, 2008 for the Company had the acquisition occurred as of January 1, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008
	(Unaudited)	(Unaudited)

REVENUES	$10,805,192	$19,158,153

COST OF REVENUES	8,712,821	15,227,453

GROSS PROFIT	2,092,371	3,930,700

OPERATING EXPENSES	2,629,884	5,166,631

OPERATING LOSS	(537,513)	(1,235,931)

OTHER INCOME (EXPENSE):
Interest income	6,777	24,498
Interest and financing costs	(845,523)	(1,664,718)
Other non-operating income	24,878	35,259
Net Loss	$(1,351,381)	$(2,840,892)

Net loss per common share, basic and diluted	$(.11)	$(.23)

Weighted average shares of common stock outstanding, basic and diluted	12,473,885	12,473,885

4. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at:

	June 30, 2009	December 31, 2008,
	(Unaudited)
Land	$905,000	$905,000
Building and improvements	1,140,655	1,140,656
Vehicles	2,617,524	2,687,128
Equipment and furniture	438,118	411,064
Warehouse equipment	7,852,816	5,277,892
Leasehold improvements	331,473	242,678
Asset retirement obligations	35,846	35,846
	13,321,432	10,700,264
Less accumulated depreciation and amortization	3,672,772	2,917,056
Property and equipment net of accumulated depreciation and amortization	$9,648,660	$7,783,208

Property and equipment includes assets under capital lease with a cost of $5,639,855 and $3,248,546 and accumulated amortization of $1,174,981 and $805,912 as of June 30, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense was $837,325 and $467,096 for the six months ended June 30, 2009 and 2008 respectively.

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

Intangible assets consist of the following at:

	June 30, 2009	December 31, 2008
	(Unaudited)
Rancho Cordova acquisition – permit	$475,614	$475,614
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	438,904	438,904
GMTS acquisition – permits	27,090	27,090
Accumulated amortization	(558,858)	(477,249)
	$783,172	$864,781

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

6. RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware.  GPP owns 7% of the Company’s common stock at June 30, 2009.  The following summarizes the transactions with GPP during the six months ended June 30, 2009 and December 31, 2008.

Advances from Related Party

	June 30, 2009	December 31, 2008
	(Unaudited)
Notes from GPP	$472,500	$472,500
Advances	112,500	-
Financing Fees	100,000	250,000
Accrued Interest and LC Fees	57,754	93,692
Valuation discount	-	(109,324)
	$742,754	$706,868

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008, the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the six months ended June 30, 2009 includes $109,324 for amortization of this discount. The valuation discount was fully amortized at June 30, 2009.  On February 13, 2009 the maturity date was extended until March 31, 2010. As of June 30, 2009, $472,500 remained outstanding.

In 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000. The cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at June 30, 2009 and December 31, 2008.

During the six months ended June 30, 2009 GPP agreed to convert $150,000 of the cash owed to them into 250,000 shares of the Company’s common stock. The balance due to GPP as of June 30, 2009 is $100,000.  During the six months ended June 30, 2009, the Company incurred $164,756 for other fees and costs, for which the Company issued 274,594 shares of its common stock in settlement for amounts due.

During the six months ended June 30, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. During the quarter the Company made one payment on the advance of $2,500. At June 30, 2009 the balance due on the advance was $112,500.

Letter of Credit Services

On July 1, 2008 the Company entered into an agreement with GPP wherein GPP would provide letters of credit to support projects contracted to GEM. The fees under the agreement consisted of (i) a commitment fee of 2% of the value of the letter of credit, (ii) interest at a rate to be negotiated, and (iii) a seven year warrant to purchase shares of the Company’s common stock at $0.60 per share.  Accrued fees amounted to $19,945 at June 30, 2009 and December 31, 2008 and are included accrued interest and LC fees in the accompanying table.

Software Support

In 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of June 30, 2009 and December 31, 2008, $230,940 and $92,555 respectively, of the fees had been prepaid to Lapis and included in the accompanying condensed balance sheets as part of prepaid expenses.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 10) and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost is being amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.

7. SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Secured Notes from CVC California	$13,169,677	$13,547,909
Valuation Discount	(4,974,397)	(3,181,365)
	8,195,280	10,366,544
Less current portion	(1,736,255)	(10,366,544)
Financing agreement, net of current portion	$6,459,025	$-

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

(i). The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock  at a price of $3.00 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $135,416 plus the monthly interest payment  (together, the "Monthly Payment"), is payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of warrants. As of  June 30, 2009 and December 31, 2008 the Company had an outstanding balance of $6,364,583 under the note.

(ii). The revolving note allows the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note is secured by all assets of the Company and is subject to the same security agreement as discussed below. The note is due August 31, 2011. As of June 30, 2009 and December 31, 2008 the Company had an outstanding balance of $6,641,770 and $7,047,909 (including accrued interest) under the revolving note.  We project that the Company will maintain a minimum balance of $6,000,000 under the revolving note.

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

For the fiscal quarter ending June 30, 2009, the Company was not able to achieve the EBITDA required in the next succeeding measuring period.

The Agreement provides that upon the occurrence of any Event of Default, and at all times thereafter during the continuance thereof: (a) the Notes, and any and all other Obligations, shall, at the Lender’s option become immediately due and payable, both as to principal, interest and other charges, (b) all outstanding Obligations under the Notes, and all other outstanding Obligations, shall bear interest at the default rates of interest provided in certain promissory Notes (the "Notes"), (c) the Lender may file suit against the Company on the Notes and against the Company and the Subsidiaries under the other Loan Documents and/or seek specific performance or injunctive relief thereunder (whether or not a remedy exists at law or is adequate), (d) the Lender shall have the right, in accordance with the Security Documents, to exercise any and all remedies in respect of such or all of the Collateral as the Lender may determine in its discretion (without any requirement of marshalling of assets or other such requirement, all of which are hereby waived by the Company), and (e) the Revolving Credit Commitment shall, at the Lender’s option, be immediately terminated or reduced, and the Lender shall be under no further obligation to consider making any further Advances.

The Company had discussions with CVC to obtain a waiver of the Default and continued to operate in the normal course of business and receive advances under the Revolving Credit Commitment facility.

On June 1, 2009, the Company and CVC entered into an Amendment to the Agreement to modify the terms of the agreement and relieve the events of default.

The terms require the EBITDA will not be less than (a) $670,000 for the fiscal quarter ending September 30, 2009, (b) $660,000 for the fiscal quarter ending December 31, 2009, or (c) in any succeeding fiscal quarter, an amount which is more than $10,000 less than the required minimum EBITDA in the immediately preceding fiscal quarter (i.e., $650,000 for the fiscal quarter ending March 31, 2010, $640,000 for the fiscal quarter ending June 30, 2010, etc.).  For purposes of assessing interest at the default rates provided in the Notes, any failure to comply with this Section 6.18 shall be deemed to be an Event of Default at the end of the subject fiscal quarter (and not deferred until such non-compliance is reported), but for all other purposes, such non-compliance shall not be deemed an Event of Default (i) unless (A)the Company fails, within thirty (30) days after the conclusion of the subject fiscal quarter, to reach written agreement with the Lender on a plan to cure such non-compliance, or (B) if such a curative plan is agreed upon, the Company fails to complete the cure within sixty (60) days after the conclusion of the subject fiscal quarter, or (ii) if (A) the Company shall have received, during or within sixty (60) days after the conclusion of the subject fiscal quarter, net cash proceeds from the issuance of Common Stock in a dollar amount at least equal to the amount by which the Company failed to achieve the required minimum EBITDA), which net cash proceeds amount (or requisite portion thereof) are, for purposes hereof, added to EBITDA to the extent necessary (on a dollar-for-dollar basis) to eliminate the EBITDA shortfall in such fiscal quarter, and/or (B) to the extent that such net cash proceeds are not applied to cure an EBITDA shortfall as aforesaid (“Excess Cash Proceeds”), and provided that the Company has made or simultaneously makes a prepayment of principal under the Term Note out of such net cash proceeds (which prepayment shall be applied to the principal installments thereunder in direct order of maturity, and shall be without requirement of any premium or penalty) in an amount equal to one-half of the Excess Cash Proceeds, an amount equal to one-half of the Excess Cash Proceeds are, for purposes hereof, added to EBITDA in the first fiscal quarter immediately following the fiscal quarter in which the Excess Cash Proceeds were received by the Company.

The Company will not permit the ratio of (a) EBITDA, plus any permitted additions to EBITDA, minus any and all dividends, distributions and/or redemption payments made by the Company to its shareholders or other holders of equity interests, to (b) Fixed Charges, to be less than 1.0 to 1.0 for any four (4) consecutive fiscal quarters ending on or after September 30, 2009.

The Company will not make any payments of any kind (whether in cash, in kind or otherwise) to or on behalf of GPP (General Pacific Partners, LLC) or any of its Affiliates, provided that the foregoing limitation shall not be applicable to scheduled payments which are made as and when due under the outstanding Equipment Lease Agreement between GEM-DE and P-1 Leasing (an affiliate of GPP).

The Convertible Term Note was amended as follows:

(a) The monthly principal payment that was due under the Term Note on May 1, 2009, and the monthly principal payment becoming due under the Term Note on June 1, 2009, shall instead be due and payable on August 31, 2011 (which payments shall be in addition to the payments otherwise scheduled to be due and payable on such date in accordance with the Term Note).

(b) The Conversion Price (as such term is defined in the Term Note) currently in effect under the Term Note is hereby reduced to $.75 per share of Common Stock, subject to further adjustment from time to time in accordance herewith and in accordance with the Term Note.  In addition to any and all other adjustments, the Conversion Price shall be adjusted, effective December 1, 2009, to be an amount equal to the weighted average Trading Price (as such term is defined in the Term Note) of the Common Stock during the period from May 1, 2009 through November 30, 2009 (the “Measuring Period”), but in no event less than $.60 per share of Common Stock; provided, however, that if, at any time and from time to time during such Measuring Period, there shall occur any stock split, stock dividend, combination of shares, recapitalization or other such event relating to the Common Stock, then appropriate adjustment shall be made to the Trading Prices used in such calculation, and the minimum $.60 Conversion Price, to fairly reflect the effects of each such stock split, stock dividend, combination of shares, recapitalization or other such event.  The Company shall, as promptly as practicable after November 30, 2009, provide to the Lender a detailed written calculation of the adjusted Conversion Price in accordance with this paragraph

(c) In the event that the Company shall hereafter receive, at any time and from time to time, any Excess Cash Proceeds (as such term is defined in the modified Section 6.18 of the Loan Agreement as set forth above), the Company shall be required to make a prepayment of principal under the Term Note (which prepayment shall be applied to the principal installments thereunder in direct order of maturity, and shall be without requirement of any premium or penalty) in an amount equal to one-half of such Excess Cash Proceeds.  If such Excess Cash Proceeds are received during the sixty (60) day period following the close of a fiscal quarter in which there was an EBITDA shortfall under Section 6.18 of the Loan Agreement, such prepayment shall be due and payable within one (1) Business Day after the receipt of such Excess Cash Proceeds, and otherwise shall be due and payable on the first (1st) Business Day after the conclusion of the fiscal quarter in which such Excess Cash Proceeds are received.

The Warrants were amended or cancelled, as the case may be, as follows:

(a)  Warrant to purchase 1,350,000 of the Company's common stock issued by the Company to the Lender pursuant to the Loan Agreement is hereby amended so as to change the current Exercise Price thereunder to $.70 per share of Common Stock, subject to further adjustment hereafter from time to time in accordance with such Warrant.

(b)  Warrant to purchase 300,000 of the Company's common stock issued by the Company to the Lender pursuant to the Loan Agreement is hereby cancelled, and shall be destroyed by the Lender promptly following the effectiveness of this Amendment No. 1.

(c) In the event that, at any time from and after the date of this Amendment No. 1, there shall occur any Event of Default under Section 7.01(b) of the Loan Agreement, then the exercise price applicable under each of the remaining outstanding Warrants shall thereupon automatically (and without requirement of any further writing) be reduced to $.01 per share of Common Stock (provided that, if the Exercise Price under any such Warrant is then already less than $.01 per share, then there shall be no increase in such Exercise Price by reason of this paragraph 4(c)).

CVC waived the Events of  Default consisting of the non-payment by the Company of the principal installments due under the Term Note on May 1, 2009 and June 1, 2009, and further waived  the Events of Default consisting of the failure of the Company to comply with Section 6.18 of the Loan Agreement for the periods ended December 31, 2008 and March 31, 2009, and waived all rights to collect the increased interest chargeable under the Notes by reason of the foregoing Events of Default.

The Company paid a fee in consideration of the waivers and amendments which consisted of issuing to CVC (a) 600,000 shares of its Common Stock valued at $450,000, and (b) issuing to CVC a promissory note in the principal amount of $164,000, bearing interest at the rate of 7% per annum (which interest shall be payable monthly in arrears on the first day of each calendar month commencing June 1, 2009) and maturing in full on August 31, 2011.

Valuation Discount and Modification of Debt

In connection with the initial CVC financing during 2008, the Company paid closing fees of $405,000 and issued warrants to acquire an aggregate of 3,000,000 shares of our common stock as described above to CVC. The Company calculated that the fair value of the warrants issued was $1,674,036, based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.57% and an expected term for the warrants of 7 years. The closing fees of $405,000 paid to CVC, the relative value of the warrants of $1,674,036 and the $1,500,000 discount on issuance was reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes. The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method.  The Company amortized $397,671 of note discount during the period ended December 31, 2008, resulting in valuation discount of $3,181,365 at December 31, 2008.

Concurrent with the cumulative adjustment related to the adoption of EITF 07-05 as discussed in Note 11, the Company further recorded valuation discount of $1,408,828 at January 1, 2009. During the period January 1, 2009 through June 1, 2009, the Company amortized $717,220 of the note discount, leaving an unamortized note discount of 3,872,973 as of June 1, 2009.

As discussed above, on June 1, 2009, the Company and CVC entered into an Amendment to the Agreement to modify the terms of the agreement and relieve the events of default.  The Company analyzed the current accounting guidance and determined that the modifications constituted a substantial modification of debt terms, and thus, has considered the old loan and derivative liabilities to be extinguished and a new loan and derivative liabilities were incurred consistent with the provisions of EITF No. 96-19.  As such, the balance of the valuation discount of $3,872,973 and the fair value of derivative liabilities of $2,299,622 (gain) that existed on June 1, 2009 before modification, the value of the 600,000 shares valued at $450,000 and the issuance by the Company of a $164,000 promissory note were considered as debt modification expense, resulting in an aggregate charge of $2,187,351 at June 1, 2009 relating to the net loss on extinguishment of debt.

Concurrent with the accounting for the issuance of the new debt after the extinguishment on June 1, 2009, the Company reflected a new valuation discount of $5,165,720 based upon the fair value of the derivative liability and warrants (see Note 11). During the period June 1, 2009 through June 30, 2009, the Company amortized $191,323 of the new note discount, leaving an unamortized note discount of $4,974,397 as of June 30, 2009.

8. CONVERTIBLE NOTES PAYABLE

During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the Transfer Storage Disposal Facility (TSDF) located in Rancho Cordova, California.  The notes are secured by the TSDF, carry an interest rate of eight percent (8%) per annum, and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  The notes were initially due June 30, 2009, but have been extended to September 30, 2011.  As of December 31, 2008, notes payable of $422,500 plus accrued interest of $67,105 remain outstanding. As of June 30, 2009, notes payable of $385,000 plus accrued interest of $82,864 remain outstanding.

9. LONG TERM OBLIGATIONS

Long term debt consists of the following at June 30, 2009 and December 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)
(a) Vehicle notes	$8,078	$12,865
(b) Equipment notes	50,250	67,102
(c) Notes Payable, Island Acquisition	1,250,000	1,250,000
	1,308,328	1,329,967
Less current portion	(772,639)	(794,278)
Notes payable, net of current portion	$535,689	$535,689

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

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $41,741 per month, including interest, at interest rates ranging from 7% to 19.7% per annum. At June 30, 2009, monthly payments under these leases aggregated $140,255. The leases expire at various dates through 2014. The amounts outstanding under the capital lease obligations were $4,406,920 and $2,374,861 as of June 30, 2009 and December 31, 2008, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2009	786,811
2010	1,374,340
2011	1,301,559
2012	1,138,968
2013	719,451
Thereafter	244,242
Total payments	5,565,371
Less: amount representing interest	(1,158,451)
Present value of minimum lease payments	4,406,920
Less: current portion	(1,033,087)
Non-current portion	$3,373,833

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

The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	June 30, 2009	June 1, 2009	December 31, 2008	August 31, 2008
Conversion feature:
Risk-free interest rate	1.14%	1.14%	1.66%	1.66%
Expected volatility	88.02%	88.02%	78.66%	78.57%
Expected life (in years)	2.17	2.25	2.67	3.00
Expected dividend yield	0.0%	0.0%	0.00%	0.0%

Warrants:
Risk-free interest rate	2.66%	2.66%	4.78%	4.78%
Expected volatility	88.02%	88.02%	78.66%	78.57%
Expected life (in years)	5.17	5.25	5.67	6.00
Expected dividend yield	0.00%	0.00	0.00%	0.00%

Fair Value:
Conversion feature	$4,779,927	$3,637,437	$624,385	$1,145,544
Warrants	1,912,871	1,528,283	1,502,205	2,113,423
	$6,692,798	$5,165,720	$2,126,590	$3,258,967

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

EITF 07-05 implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the note and the warrants on January 1, 2009 are as follows:

	Additional	Accumulated	Derivative	Convertible
Derivative Instrument:	Paid-in Capital	Deficit	Liability	Note
Conversion feature	$-	$393,875	$624,385	$(1,018,261)
Warrants	$(1,674,036)	$562,398	$1,502,205	$(390,567)
	$(1,674,036)	$956,273	$2,126,590	$(1,408,828)

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The convertible note amount represents the discount recorded upon adoption of EITF 07-05.  This discount will be recognized on a monthly basis through the maturity date of the notes.

As of June 30, 2009, the derivative liabilities amounted to $6,692,798.  For the three and six months ended June 30, 2009, the Company recorded a change in fair value of the derivative liabilities of  $(2,252,622) and $(1,700,110), respectively.  At June 30, 2008, no derivative instruments were recorded.

As further discussed in Note 7, concurrent with the accounting for the issuance of the new debt after the extinguishment on June 1, 2009, the Company reflected a new valuation discount of $5,165,720 based upon the fair value of the derivative liability and warrants.

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

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years
Options outstanding, January 1, 2009	4,787,340	1.64	8.36
Options granted	604,500	0.75	9.58
Options exercised	(250)	0.75	-
Options cancelled	(435,696)	1.95	-
Options outstanding, June 30, 2009	4,955,894	1.51	8.06
Options exercisable, June 30, 2009	3,567,217	1.61	7.90

The aggregate intrinsic value of the 4,955,894 options outstanding and 3,567,217 options exercisable as of June 30, 2009 was $89,868 and $28,250, respectively. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company's common shares for the options that were in-the-money as of June 30, 2009.

For the six months ended June 30, 2009 and 2008, the fair value of options vesting during the period was $453,075 and $427,135 respectively, and has been reflected as compensation cost. As of June 30, 2009, the Company has unvested options valued at $963,105 which will be reflected as compensation cost over the estimated remaining vesting period of 33 months.

Warrants

A summary of the warrant activity during the period is as follows:

		Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2009	9,527,894	$0.60-$37.50	4.86
Warrants granted	353,950	$0.60-$0.75	4.93
Warrants exercised	(6,250)	$0.60	-
Warrants expired	(865,507)	$0.60-$37.50	-
Warrants outstanding, June 30, 2009	9,010,087	$0.60-$37.50	4.69

The aggregate intrinsic value of the 9,010,087 warrants outstanding as of June 30, 2009 was $1,555,905. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of June 30, 2009.

13.           INCOME TAXES

The Company's net deferred tax assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)

Deferred tax asset, net operating loss	$16,519,489	$14,184,661
Less valuation allowance	(16,519,489)	(14,184,661)
Net deferred tax asset	$-	$-

As of June 30, 2009, the Company had federal net operating loss carry forwards of approximately $48,586,732 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at June 30, 2009 or December 31, 2008.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
	2009	2008
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  June 30, 2009, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009 the Company has no accrued interest or penalties related to uncertain tax positions.

14.	SUBSEQUENT EVENTS

On August 17, 2009, the Company divested the assets of GEM Mobile Treatment Services (GEM MTS). GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM. Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties. The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender. As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million. The Company has not yet analyzed the accounting effect of the transaction, but the Company does not believe that it has met the criteria for recognition of a sale under the current accounting criteria, as the Company has not transferred all the risks and rewards to the buyer. As such, we do not expect there to be a gain on the transaction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of  the words “believes”, “expects”, “intends”, “anticipates”, “plans to”, “estimates”, “ projects”, or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission  ( the “SEC”), including the Quarterly Reports on form 10-Q filed by us in the fiscal year 2009.

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

COMPARISON OF THREE  MONTHS ENDED JUNE  30, 2009 AND 2008

Revenues

Total revenues were $6,803,372 for the three months ended June 30, 2009, representing a decrease of $2,603,213 or 28% compared to the three months ended June 30, 2008.  The decrease in revenue can be primarily attributed to the decrease  in the field service sector for GEM, Inc. The field service work consists  of remediation projects.  One project completed in June 2008 totaled $1.5 million. No projects of this magnitude were engaged in 2009.  These decreases were partially offset by increases in GEM Mobile Treatment Services and the inclusion of Island Environmental Services in the three months ended June 30, 2009.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 were $6,668,193 or 98% of revenue, as compared to $7,822,370 or 83.1% of revenue for the three months ended June 30, 2008.  The cost of revenues includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to negative margins at Island Environmental Services.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $2,595,953 or 38.2% of revenue as compared to $1,956,313 or 20.8% of revenue for the same period in 2008. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to increase in rent and insurance and the inclusion of Island Environmental Services in the three months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2009 were $425,561 or 6.3% of revenue, as compared to $240,301 or 2.5% of revenue for the same period in 2008. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the three months ended June 30, 2009 were $1,000,198 or 14.7% of revenue, as compared to $844,711 or 8.9% of revenue for the same period in 2008.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to additional interest incurred on higher balances on the line of credit.

Other Non-Operating Income

The Company had other non-operating income for the three months ended June 30, 2009 of $10,923 or 0.2 % of  revenue, and $9,030  or 0.1% of revenue for the same period in 2008.  Non-Operating income  for the three months ended June 30, 2009  and June 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington.

Loss on derivative financial instruments

In accordance with EITF 07-05 (See Note 11) which is effective at the end of 2008, the conversion feature of our convertible notes was recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been  re-characterized as derivative liabilities.  SFAS No. 133 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  For the three months ended June 30, 2009, the Company recorded a loss on derivative financial instruments of $2,252,622.

Net Loss

The net loss for the three months ended June 30, 2009 was $7,824,155 or 115.0% of revenue as compared to a loss of $1,204,984, or 12.8% of revenue for the same period in 2008.  The higher loss is attributable to reductions in operating margins over the three months ended June 30, 2009 and losses incurred at Island Environmental Services and losses on derivative financial instruments.

COMPARISON OF SIX  MONTHS ENDED JUNE  30, 2009 AND 2008

Revenues

For the six months ended June 30, 2009, the Company reported consolidated revenue of $15,005,242 representing a decrease of $1,352,996, or 8.3% compared to the six months ended June 30, 2008.  The decrease in revenue can be primarily attributed to the decrease in the field service sector for GEM, Inc. These decreases were partially offset by increases in GEM Mobile Treatment Services and the inclusion of Island Environmental Services for the six months ended June 30, 2009.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009 were $13,864,908 or 92.4% of revenue, as compared to $13,467,714 or 82.3% of revenue for the six months ended June 30, 2008.  The cost of revenues includes disposal costs, transportation, fuel, outside labor and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to negative margins at Island Environmental Services.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $4,699,551 or 31.3% of revenue as compared to $3,805,927 or 23.3% of revenue for the same period in 2008. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to increase in rent and insurance and the inclusion of Island Environmental Services for the six months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2009 were $837,325 or 6% of revenue, as compared to $467,096 or 2.8% of revenue for the same period in 2008. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the six months ended June 30, 2009 were $1,994,386 or 13.3% of revenue, as compared to $1,661,319 or 10.1% of revenue for the same period in 2008.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest expense is due to additional interest incurred on higher balances on the line of credit.

Other Non-Operating Income

The Company had other non-operating income for the six months ended June 30, 2009 of $19,340 or .10% of revenue, and $16,693  or .10% of revenue for the same period in 2008.  Non-Operating income for the six months ended June 30, 2009 and June 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington.

Loss on derivative financial instruments

In accordance with EITF 07-05 (See Note 11) which is effective at the end of 2008, the conversion feature of our convertible notes was recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been  re-characterized as derivative liabilities.  SFAS No. 133 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  For the six months ended June 30, 2009, the Company recorded a loss on derivative financial instruments of $1,700,110.

Net Loss

The net loss for the six months ended June 30, 2009 was $9,355,390 or 62.3% of revenue as compared to a loss of $2,550,217, or 15.6% of revenue for the same period in 2008.  The higher loss is attributable to reductions in operating margins over the six months ended June 30, 2009 losses incurred at Island Environmental Services and losses on derivative financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended June 30, 2009 was $499,393 as compared to net cash used in operations of $382,971 for the same period in 2008. Net cash provided by operations for the six months ended June 30, 2009 was $696,260 as compared to net cash used in operations of $889,789 for the same period in 2008.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $9,355,390 and utilized cash in operating activities of $696,260 during the six  months ended June 30, 2009. As of June 30, 2009 the Company had current liabilities exceeding current assets by $13,798,700, primarily because of the reclassification of long term debt to current resulting from covenant provisions under the ComVest notes and had a stockholders’ deficiency of $11,488,730. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 17, 2009, the Company divested the assets of GEM Mobile Treatment Services  (GEM MTS).  GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million.  The Company has not yet analyzed the accounting effect of the transaction, but the Company does not believe that it has met the criteria for recognition of a sale under the current accounting criteria, as the Company has not transferred all the risks and rewards to the buyer.  As such, we do not expect there to be a gain on the transaction.

Cash Flows for the Six Months Ended June 30, 2009

Operating activities for the six months ended June 30, 2009 produced $696,260 in cash. Accounts receivable, net of allowances for bad debts, were reduced by $2,160,203 as of June 30, 2009 and accounts payable were increased by $1,836,877.  Depreciation and amortization for the six months ended June 30, 2009 totaled $837,325. The net loss of $9,355,390 included a number of non-cash items incurred by the Company including expenses of $453,075 representing the fair value of vested options, $908,543 representing amortization of discount on financing agreements, $293,035 representing warrants issued for services, $128,037 representing amortization of note discounts, $96,264 representing amortization of deferred financing fees, $2,187,351 representing a loss on extinguishment and a derivative loss of $1,700,110. Prepaid expenses increased by $96,729 and accrued expenses decreased by $636,809.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $229,859 for the six months ended June 30, 2009. Capital expenditures increased due to the acquisition of equipment at GEM Mobile Treatment Services. Financing activities used $757,509 for the six months ended June 30, 2009 to reduce notes payable and make payments on capital leases.

These activities resulted in a $291,108 reduction in cash balances from year end December 31, 2008 to the  end of the quarter June 30, 2009.

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

31.1- Section 302 Certification CEO
31.2- Section 302 Certification CFO
32.1- Section 906 Certification CEO
32.1- Section 906 Certification CFO

(b)	Reports on Form 8-K

1. Stock Purchase agreement Island Environmental Svcs.; filed with the Commission on 9/24/08

2. Material definitive agreement and Sales of Equity; filed with the Commission on 9/24/08

3. Amendment to Revolving Credit and Term Loan Agreement , filed with the Commission on June 4, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated:	August 19, 2009	/s/ Timothy J. Koziol
Timothy J. Koziol, CEO and Chairman of the Board of Directors

Dated:	August 19, 2009	/s/ Brett M. Clark
Executive Vice President of Finance, Chief Financial Officer