Form 10-Q
period 2009-09-30
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2009-11-23
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated filer	( )	Smaller reporting company	(X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of September 30, 2009, there were 14,557,653 shares of the issuer’s $.001 par value common stock issued and outstanding.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$39,676	$375,983
Accounts receivable, net of allowance for doubtful accounts of $121,972 and $174,834, respectively	2,989,745	6,729,743
Prepaid expenses and other current assets	768,852	537,289
Total Current Assets	3,798,273	7,643,015

Property and Equipment – net of accumulated depreciation $2,761,186 and $2,917,056, respectively	5,191,212	7,783,208
Restricted cash	900,039	1,199,784
Intangible assets, net	547,232	864,781
Deferred financing fees	369,015	513,412
Deposits	191,686	291,224
Goodwill	84,505	946,119
Net assets of operations held for sale	1,089,341	-
TOTAL ASSETS	$12,171,303	$19,241,543

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$4,082,904	$3,499,178
Accrued expenses	2,405,394	2,620,224
Accrued disposal costs	536,519	743,474
Payable to related party	741,719	706,868
Deferred rent	35,254	41,202
Derivative liabilities	4,931,579	-
Current portion of financing agreement	4,858,771	10,366,544
Current portion of long term obligations	-	794,278
Current portion of capital lease obligations	277,372	623,007
Liabilities of discontinued operations	-	-
Total Current Liabilities	17,869,512	19,394,775

LONG-TERM LIABILITIES :
Financing agreement, net of current portion	5,425,678	-
Long term obligations, net of current portion	1,758,473	1,025,294
Capital lease obligations, net of current portion	734,430	1,751,854
Total Long-Term Liabilities	7,918,581	2,777,148

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 14,557,653 and 12,691,409 shares issued and outstanding	14,570	12,692
Additional paid in capital	54,450,995	53,585,035
Accumulated deficit	(68,082,355)	(56,528,107)
Total Stockholders' Deficiency	(13,616,790)	(2,930,380)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,171,303	$19,241,543

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended		Three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES	$12,589,161	$17,217,566	$4,046,961	$5,540,990

COST OF REVENUES	12,906,589	15,548,592	3,839,343	4,981,391

GROSS PROFIT (LOSS)	(317,428)	1,668,974	207,618	559,599

OPERATING EXPENSES	6,607,657	5,104,099	2,351,196	1,667,630

OPERATING LOSS	(6,925,085)	(3,435,125)	(2,143,578)	(1,108,031)

OTHER INCOME (EXPENSE):
Interest income	19,403	15,894	18,794	6,082
Interest and financing costs	(3,724,968)	(3,655,714)	(1,800,800)	(2,058,799)
Gain on disposal of fixed assets	66,050	-	-	-
Gain on derivative financial instruments	988,342	-	2,688,452	-
Loss on extinguishment of debt	(4,039,358)	-	(1,858,007)	-
Other non-operating income	27,758	35,173	8,569	18,479

LOSS FROM CONTINUING OPERATIONS	(13,587,858)	(7,039,772)	(3,086,570)	(3,142,269)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	1,077,337	2,351,962	(68,561)	1,004,679

NET LOSS	$(12,510,521)	$(4,687,810)	$(3,155,131)	$(2,137,590)

Loss per common share, basic and diluted:
Continuing operations	$(1.02)	$(.56)	$(0.22)	$(.25)
Discontinued operations	.08	0.19	-	.08
Net loss	$(.94)	$(.37)	$(.22)	$(.17)

Weighted average shares of common stock outstanding, basic and diluted	13,348,530	12,673,885	14,283,470	12,673,885

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)
Cumulative effect of change in accounting principle January 1, 2009 reclassification of embedded feature of equity linked financial instruments to derivative liabilities			(1,674,036)	956,273	(717,763)
Stock compensation cost for value of vested options			642,843		642,843
Issuance of shares on exercise of options	250		187		187
Issuance of shares on exercise of warrants	6,250	6	3,744		3,750
Issuance of shares on conversion of debt	1,009,744	1,022	639,456		640,478
Issuance of shares to secured lender	600,000	600	449,400		450,000
Issuance of warrants on conversion of interest			231,140		231,140
Fair value of warrants for services			458,476		458,476
Issuance of shares for services	250,000	250	114,750		115,000
Net loss				(12,510,521)	(12,510,521)
Balance, September 30, 2009	14,557,653	$14,570	$54,450,995	$(68,082,355)	$(13,616,790)

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net Loss	$(12,510,521)	$(4,687,810)
Gain from discontinued operations	(1,077,337)	(2,351,962)
Net loss from continuing operations	(13,587,858)	(7,039,772)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	738,534	420,294
Amortization of discount on financing agreement	1,657,287	2,141,610
Fair value of vested options	642,843	634,213
Issuance of shares and warrants for services	573,476	57,405
Amortization of discount on notes	137,393	210,281
Amortization of deferred financing fees	144,397	410,127
Cost to induce conversion of debt	388,333	-
Gain on change in derivative instruments	(988,342)	-
Loss on extinguishment of debt	4,039,358	-
Changes in assets and liabilities:
Accounts Receivable	2,187,903	2,162,436
Prepaid and other current assets	(275,303)	(198,422)
Deposits and restricted cash	352,840	(52,526)
Accounts Payable	914,314	(1,598,916)
Accrued interest on related party notes	35,340	-
Accrued interest on notes payable	224,896	28,141
Accrued expenses and other liabilities	(169,057)	(368,949)
NET CASH USED IN CONTINUING OPERATIONS	(2,983,646)	(3,194,078)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	3,366,451	2,147,483
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	382,805	(1,046,595)

INVESTING ACTIVITIES
Acquisitions, net of cash received, and notes payable issued to seller	-	(2,150,000)
Proceeds from sale of property and equipment	30,674	-
Additions to property and equipment	-	(76,598)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	30,674	(2,226,598)
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(269,571)	(214,348)
NET CASH USED IN INVESTING ACTIVITIES	(238,897)	(2,440,946)

FINANCING ACTIVITIES
Net advances from notes payable – financing agreement	(132,581)	4,511,596
Advances from related parties	204,943	505,101
Proceeds from exercise of options and warrants	3,937	-
Payment for deferred financing fees		(147,607)
Payment of notes payable	(37,500)	(1,302,500)
Repayment of convertible notes	-	-
Payment on capital leases	(202,142)	(164,631)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(163,343)	3,401,959
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	(316,872)	(264,473)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(480,215)	3,137,486

DECREASE IN CASH AND CASH EQUIVALENTS	(336,307)	(350,055)
(continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008

Cash at beginning of period	375,983	954,581

CASH AT END OF PERIOD	$39,676	$604,526
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$1,075,928	$852,648

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of leased equipment and capital lease obligations	$-	$1,658,066
Conversion of debt to common stock	483,284	-
Issuance of common stock to related party for extension of debt	-	220,000
Issuance of note payable on acquisition	-	1,250,000
Valuation of warrants allocated to deferred fees	-	179,982
Fair value of warrants and valuation discount after modification	8,826,697	-
Fair value of warrants issued to related party for extension of debt	-	222,500
Closing fees due to related party included as deferred financing fees	-	250,000
Cumulative effect of adoption of accounting principle and establishment of derivative liability on:
Notes payable	1,408,828	-
Stockholders’ deficiency	717,763	-

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $12,510,521 during the nine months  ended September 30, 2009, and as of September 30, 2009  the Company had current liabilities exceeding current assets by $14,071,239 and had a stockholders’ deficiency of $13,616,790. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is executing a plan to divest certain parts of the business in order to satisfy obligations of its senior lender.  In conjunction with that strategy, the assets of GEM Mobile Treatment Services (GEM MTS) on August 17, 2009 GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The Company’s current source of cash is borrowings on its revolving line of credit with the senior lender.  The collateral for the line is accounts receivable.  Based on a borrowing formula supported by collections of accounts receivable, the Company borrows cash to support operations.  In conjunction with the agreements renegotiated as described in Note 8, interest and principal on outstanding notes has been deferred.  These borrowings are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying condensed consolidated financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

The Company is a fully integrated environmental service firm structured to provide field services, technical services, transportation, off-site treatment, on-site treatment services, and environmental health and safety (“EHS”) compliance services.  Through our services, we assist clients in meeting regulatory requirements from the designing stage to the waste disposition stage. The technicians who provide these services are billed at negotiated rates. Transportation is provided to a regulated disposal site or the Company’s regulated consolidation site.  The Company provides comprehensive services including documentation and logistics. These services are billed and revenue recognized when the service is performed and completed. When the service is billed, client costs are accumulated and accrued.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

During the nine months ended September 30, 2009 and 2008, one customer accounted for 6% and 13% of revenues, respectively. During the three months ended September 30, 2009 and 2008, one customer accounted for 16% and 9% of revenue. As of September 30, 2009 there was one customer that accounted for 22% of accounts receivable.

(e) Fair Value of Financial Instruments

Fair Value Measurements are adopted by the Company based on the authoritative guidance provided by the Financial Accounting Standards Board , with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption based on the authoritative guidance provided by the Financial Accounting Standards Board did not have a material impact on the Company's fair value measurements. Based on the authoritative guidance provided by the Financial Accounting Standards Board defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company's assumptions.

FASB issued authoritative guidance that requires the use of observable market data if such data is available without undue cost and effort.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and embedded derivatives	-	-	$ 4,931,579	$ 4,931,579

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

(g) Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

(h) Net Loss per Share

The Financial Accounting Standard Board, requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2009 and 2008 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009 and 2008, potentially dilutive securities consisted of convertible securities, outstanding common stock purchase warrants and stock options to acquire an aggregate of 25,174,401 shares and 16,233,735 shares, respectively.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(i) Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We will apply this guidance to business combinations completed after July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

The terms of purchase agreement included an accelerated note payment of $750,000 due in September, 2009 if certain events occurred.  In conjunction with the restructuring of the senior securities, the Company’s senior lender required that this payment be deferred.  Per an amendment to the two promissory notes issued for the transaction, all current and future quarterly interest payments and the payment of $750,000 in principal owing under the notes will be payable on August 31, 2011.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The following sets out the pro forma operating results for the three and nine months ended September 30, 2008 for the Company had the acquisition occurred as of January 1, 2008:

Unaudited
Three and Nine months ended September 30, 2008
Proforma (Unaudited)

	Nine months ended	Three months ended
	September 30, 2008	September 30, 2008

Net sales	$24,515,085	$10,038,594

Cost of sales	20,081,827	7,754,888

Gross profit (Loss)	4,433,258	2,283,706

Operating expenses	9,164,204	4,367,031

Operating loss	(4,730,946)	(2,083,325)

Other income (expense):
Interest income	52,922	28,424
Interest expense and amortization of deferred financing costs	(3,662,522)	(2,062,208)
Other non-operating income	113,188	77,929
Loss from operations	(8,227,358)	(4,039,180)
Gain (loss) from discontinued operations	2,351,965	1,004,679

Net Loss	$(5,875,393)	$(3,034,501)

Loss per weighted average share, basic and diluted	$(.46)	$(.24)

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

4.   DISCONTINUED OPERATIONS

On August 17, 2009, the Company entered into a Stock Purchase Agreement  ("Agreement") with MTS Acquisition Company ("MTS"), a privately held company, pursuant to which the Company sold all of the issued and outstanding common stock of GEM Mobile Treatment Services, Inc. (“GEM MTS”). GEM MTS  is a provider of mobile wastewater treatment and vapor recovery services with locations in California and Texas.

GEM MTS was purchased by MTS, a corporation owned by two former senior executives of the Company.  Consideration for the sale was in the form of a promissory note in the aggregate amount of $5.6 million, the assumption by MTS of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned by Company to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. At the time of the sale, the net assets of MTS were $1,089,341.

The promissory note for $5,600,000 bears interest at 8%.  On the first day of each calendar month commencing September 1, 2009 through and including August 1, 2010, accrued interest on the outstanding principal is due and payable.  Thereafter, principal and interest under this Note is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013. All or any portion of the unpaid principal balance of this note, together with all accrued and unpaid interest on the principal amount being prepaid, may at the MTS’s option be prepaid in whole or in part, without premium or penalty. The Note is secured by liens on substantially all of assets and properties of MTS.

Concurrent with the closing of the sale of GEM MTS, the Company assigned with full recourse and full representation and warranty of title and ownership the promissory note to the Company’s senior lender (See Note 8). The Company also entered into a subordinated collateral agreement with GEM MTS in order to secure potential obligations related to indemnification payments it may hereafter become obligated to make to MTS in accordance with the Agreement.

The transaction resulted in the Company receiving $4,510,659 excess of consideration ($5.6 million note) over the $1,089,341 of net assets to be disposed. The Company analyzed the current accounting guidance and determined that the gain included in this transaction should not be recognized in the current period.  In making  this decision the Company determined that the buyers initial investment did not qualify for recognition of profit by the full accrual method as the company did not receive sufficient cash proceeds upon the consummation of the transaction, and collection of the amounts due are uncertain.  Under this method the note receivable has not been recorded, and no profit will be recognized until cash payments by the buyer exceed the sellers cost of the assets.  The transaction will be reassessed in the future to determine if it has met the criteria for the full accrual method, and at that time any unrecognized income will be recognized in the income statement. The Company has reflected the $1,089,341 of net assets of MTS sold at the date of the transaction as Net Assets of Operations Held for Sale on the accompanying September 30, 2009 balance sheet.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The operating results of the discontinued operations for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended		Three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$7,124,237	$7,771,644	$661,195	$3,089,985

Cost of sales	5,432,842	4,779,397	635,180	1,878,884

Gross profit (Loss)	1,691,395	2,992,247	26,015	1,211,101

Operating expenses	524,816	547,007	81,726	177,548

Operating profit (loss)	1,166,579	2,445,240	(55,711)	1,033,553

Other income (expense):
Interest income	151	-	-	-
Interest expense and financing costs	(89,068)	(93,278)	(12,850)	(28,874)
Gain on disposal of fixed assets	(325)	-	-	-
Gain (loss) from discontinued operations	$1,077,337	$2,351,962	$(68,561)	$1,004,679

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

5.   PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at:

	September 30, 2009	December 31, 2008
	(Unaudited)
Land	$905,000	$905,000
Building and improvements	1,140,656	1,140,656
Vehicles	2,518,815	2,687,128
Equipment and furniture	422,240	411,064
Warehouse equipment	2,719,960	5,277,892
Leasehold improvements	209,881	242,678
Asset retirement obligations	35,846	35,846
	7,952,398	10,700,264
Less accumulated depreciation and amortization	2,761,186	2,917,056
Property and equipment net of accumulated depreciation and amortization	$5,191,212	$7,783,208

Property and equipment includes assets under capital lease with a cost of $1,840,561 and $3,248,546 and accumulated amortization of $744,509 and $805,912 as of September 30, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense was $738,534 and $420,294 for the nine months ended September 30, 2009 and 2008 respectively.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

6.	GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with guidance of the FASB as such,   intangibles with definite lives  amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Intangible assets consist of the following at:

	September 30, 2009	December 31, 2008
	(Unaudited)
Rancho Cordova acquisition – permit	$475,614	$475,614
Prime acquisition – customers	400,422	400,422
GMTS acquisition – customers	-	438,904
GMTS acquisition – permits	-	27,090
Accumulated amortization	(328,804)	(477,249)
	$547,232	$864,781

Permit costs have been capitalized and are being amortized over the life of the permit, including expected renewal periods.  Customer Lists acquired are being amortized over their useful life.

7.   RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. GPP owns 5% of the Company’s common stock at September 30, 2009.

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008, the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the nine months ended September 30, 2009 includes $109,324 for amortization of this discount. The valuation discount was fully amortized at September 30, 2009.  On February 13, 2009 the maturity date was extended until March 31, 2010. As of September 30, 2009, $534,219 remained outstanding (including accrued interest of $61,719).

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

In 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000. The cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at June 30, 2009 and December 31, 2008. During the six months ended June 30, 2009 GPP agreed to convert $150,000 of the cash owed to them into 250,000 shares of the Company’s common stock. The balance due to GPP as of September 30, 2009 is $100,000. During the nine months ended September 30, 2009, the Company incurred $164,756 for other fees and costs, for which the Company issued 274,594 shares of its common stock in settlement for amounts due.

During the nine months ended September 30, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. During the nine months ended September 30, 2009 the Company made payments on the advance totaling $7,500. At September 30, 2009 the balance due on the advance was $107,500.

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

Software Support

In 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Services costs related to the agreement total $10,800 per month. As of September 30, 2009 and December 31, 2008, $283,840 and $92,555 respectively, of the fees had been prepaid to Lapis and included in the accompanying condensed balance sheets as part of prepaid expenses. These balances will be amortized over the next three quarters as Lapis provides services related to special projects in process for the Company.

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

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

8.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Secured Notes from CVC California	$13,579,328	$13,547,909
Valuation Discount	(3,294,879)	(3,181,365)
	10,284,449	10,366,544
Less current portion	(4,858,771)	(10,366,544)
Financing agreement, net of current portion	$5,425,678	$-

Note Agreements with CVC California

On September 4, 2008 General Environmental Management, Inc. (the “Company”) entered into a series of agreements with CVC California, LLC, a Delaware limited liability company (“CVC”), each dated as of August 31, 2008, whereby the Company issued to CVC (i) a secured convertible term note ("Note") in the principal amount of $6.5 million and (ii) a secured non-convertible revolving credit note ("Revolving Note") of up to $7.0 million; (iii) 6 year warrants  to purchase 1,350,000 shares of our common stock at a price of $0.60 per share; (iv) 6 year warrants to purchase 1,350,000 shares of our common stock at a price of $1.19 per share; and, (v) 6 year warrants to purchase 300,000 shares of our common stock at a price of $2.25 per share.   The principal amount of the Note carried an interest rate of nine and one half percent, subject to adjustment, with interest initially payable monthly commencing October 1, 2008. The Note further provided that commencing on April 1, 2009, the Company was to make monthly principal payments in the amount of $135,416 through August 31, 2011. Although the stated principal amount of the Term Loan was $6,500,000, the Lender was only required to fund $5,000,000, with the difference being treated as a discount to the note.

(i). The principal amount of the Note and accrued interest thereon was initially convertible into shares of our common stock  at a price of $3.00 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly principal payment amount of approximately $135,416 plus the monthly interest payment  (together, the "Monthly Payment"), was payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of warrants. As of December 31, 2008 the Company had an outstanding balance of $6,500,000 under the note.

(ii). The revolving note allowed the Company to borrow a maximum amount of $7,000,000, based on a borrowing base of 90% of all eligible receivables, which are primarily accounts receivables under 90 days. The interest rate on this line of credit is in the amount of prime plus 2.0%, but in no event less than 7% per annum. The Revolving Note was secured by all assets of the Company and is subject to the same security agreement as discussed below. The note is due August 31, 2011. As of December 31, 2008 the Company had an outstanding balance of $7,047,909 (including accrued interest) under the revolving note. This note was subsequently exchanged and modified during 2009 as discussed below.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The Company was subject to various negative covenants with respect to the Revolving Credit and Term Loan Agreement (the "Agreement") with CVC California, LLC (the "Lender").

 However, during the year the Company was not in compliance with certain covenants. The Agreement provided that upon the occurrence of any Event of Default, and at all times thereafter during the continuance thereof: (a) the Notes, and any and all other Obligations, shall, at the Lender’s option become immediately due and payable, both as to principal, interest and other charges, (b) all outstanding Obligations under the Notes, and all other outstanding Obligations, shall bear interest at the default rates of interest provided in certain promissory Notes (the "Notes"), (c) the Lender may file suit against the Company on the Notes and against the Company and the Subsidiaries under the other Loan Documents and/or seek specific performance or injunctive relief thereunder (whether or not a remedy exists at law or is adequate), (d) the Lender shall have the right, in accordance with the Security Documents, to exercise any and all remedies in respect of such or all of the Collateral as the Lender may determine in its discretion (without any requirement of marshalling of assets or other such requirement, all of which are hereby waived by the Company), and (e) the Revolving Credit Commitment shall, at the Lender’s option, be immediately terminated or reduced, and the Lender shall be under no further obligation to consider making any further Advances.

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

The Company paid a fee in consideration of the waivers and amendments which consisted of issuing  to CVC, (a) 600,000 shares of its Common Stock valued at $450,000, and (b) issuing to  CVC a promissory note in the principal amount of $164,000, bearing interest at the rate of 7% per annum (which interest shall be payable monthly in arrears on the first day of each calendar month commencing June 1, 2009) and maturing in full on August 31, 2011.

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including June 1, 2010, and (ii) a final installment due and payable on June 30, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to (a) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at September 30, 2009 was $6,314,700.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The principal amount of the Convertible Note and accrued interest thereon is convertible into shares of the Company's common stock at a price of $0.60 per share, subject to anti-dilution adjustments. The Company has agreed to register all of the shares that are issuable upon conversion of the Convertible Note.

(ii) an Amended and Restated  Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the " Revolving Note").  The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at September 30, 2009 was $1,664,627.

The Revolving Note, amended and restated and superseded in its entirety the Revolving Credit Note dated August 31, 2008 in the maximum principal amount of $7,000,000 issued by the Company to CVC, but did not effect a novation of the outstanding obligations of the Revolving Credit Note of August 31, 2008.

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment.

On August 17, 2009, the Company had entered into a Stock Purchase Agreement with MTS Acquisition Company ("MTS"), pursuant to which the Company sold all of the issued and outstanding common stock of GEM Mobile Treatment Services, Inc. (“GEM MTS”). Consideration for the sale of GEM MTS was in the form of a promissory note (“the MTS Note") in the aggregate amount of $5.6 million, (payable on the same dates and terms as the Term Note), the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC.  As the MTS Note is paid to CVC by MTS, the Company's indebtedness to CVC will be reduced (See Note 4).

 (iv) an Amended and Restated Warrant  to purchase Two Million Seven Hundred Thousand (2,700,000) fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, for cash at a price of $0.01 per share at any time and from time to time from and after the date hereof and until 5:00 p.m. (Pacific time) on August 31, 2014.

CVC  shall also  have the right and option, exercisable effective at any time upon or after the consummation of a Sale of the Company’s revenue-generating business units, or upon and after the occurrence and during the continuance of an Event of Default or any other event or circumstance which causes, effects or requires any payment in full under the Loan Agreement and until the Expiration Date, to require the Company to redeem and purchase any or all Warrant Shares or rights to purchase Warrant Shares hereunder, for a cash purchase price of $0.75 per Warrant Share or per right to purchase a Warrant Share hereunder, such option purchase price to be subject to adjustment from time to time in respect of certain events.  The total value of the put if all shares are redeemed would be $2,025,000.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The Convertible Note and the Revolving Note, are secured by all of our assets and the assets of our direct subsidiary, General Environmental Management, Inc. (Delaware) and its direct subsidiaries, General Environmental Management of Rancho Cordova LLC, a California Limited Liability Company (including the real property owned by General Environmental Management of Rancho Cordova LLC), Island Environmental Services, Inc. as well as by a pledge of the equity interests of General Environmental Management, Inc. (Delaware), General Environmental Management of Rancho Cordova LLC, and Island Environmental Services, Inc.

The Amended Agreement also provided that in the event that and at such time as the Company or any of its subsidiaries or stockholders enters into a binding agreement with respect to any sale of all or any material portion of the Company’s assets or the sale of a majority of the outstanding capital stock or (if sooner) on that date which is thirty (30) days prior to any payment or required payment in full of the outstanding obligations to CVC, CVC shall have the right and option, exercisable effective at any time upon or after the consummation of such sale or payment, or upon and after the occurrence and during the continuance of an event of default, as defined in the Amended Agreement and the ancillary documents, to require the Company to redeem and purchase any or all warrant shares or rights to purchase warrant shares hereunder, for a cash purchase price of $0.75 per warrant share.

The Amended Agreement requires that EBITDA of the Company not be less than (a) $1.00 for any fiscal quarter ending on or after December 31, 2009.

The Company incurred expenses of approximately $75,000 to various professional firms as reimbursement for CVC's due diligence and legal fees and expenses incurred in connection with the transaction.

The Company has also agreed to continue to pursue the Company’s plan to restructure its operations by offering for sale the Company’s revenue-generating business units at prices and on terms and conditions reasonably acceptable to the Company and CVC.

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

Concurrent with the cumulative adjustment as discussed in Note 11, the Company further recorded valuation discount of $1,408,828 at January 1, 2009. During the period January 1, 2009 through June 1, 2009, the Company amortized $717,220 of the note discount, leaving an unamortized note discount of 3,872,973 as of June 1, 2009.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

As discussed above, on June 1, 2009, the Company and CVC entered into an Amendment to the Agreement to modify the terms of the agreement and relieve the events of default.  The Company analyzed the current accounting guidance and determined that the modifications constituted a substantial modification of debt terms, and thus, has considered the old loan and derivative liabilities to be extinguished and a new loan and derivative liabilities were incurred.  As such, the balance of the valuation discount of $3,872,973 and the fair value of derivative liabilities of $2,299,622 (gain) that existed on June 1, 2009 before modification, the value of the 600,000 shares valued at $450,000 and the issuance by the Company of a $164,000 promissory note were considered as debt modification expense, resulting in an aggregate charge of $2,181,351 at June 1, 2009 relating to the net loss on extinguishment of debt.

Concurrent with the accounting for the issuance of the new debt after the extinguishment on June 1, 2009, the Company reflected a new valuation discount of $5,165,720 based upon the fair value of the derivative liability and warrants (see Note 11). During the period June 1, 2009 through June 30, 2009, the Company amortized $191,323 of the new note discount, leaving an unamortized note discount of $4,974,397 as of June 30, 2009. The Company further amortized $382,646 of this discount during the period July 1, 2009 to September 4, 2009.

As discussed above, on September 4, 2009, the Company and CVC entered into a further Amendment to the Agreement to modify the terms of the agreement and relieve the events of default.  The Company analyzed the current accounting guidance and determined that the modifications constituted a substantial modification of debt terms, and thus, has considered the old loan and derivative liabilities to be extinguished and a new loan and derivative liabilities to be incurred.  As such, the balance of the valuation discount of  $4,591,751 and the fair value of derivative liabilities of $2,733,744 (gain) that existed on September 4, 2009 before modification were considered as debt modification expense, resulting in an aggregate charge of $1,858,007 at  September 4, 2009 relating to the net loss on extinguishment of debt.

Concurrent with the accounting for the issuance of the new debt after the extinguishment on September 4, 2009, the Company reflected a new valuation discount of $3,660,977 based upon the fair value of the derivative liability and warrants (see Note 11). During the period September 4, 2009 through September 30, 2009, the Company amortized $366,098 of the new note discount, leaving an unamortized note discount of $3,294,879 as of September 30, 2009.

9. LONG TERM OBLIGATIONS

Long term debt consists of the following at September 30, 2009 and December 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
(a) Vehicle notes	$-	$12,865
(b) Equipment notes	-	67,102
(c) Notes Payable, Island Acquisition	1,250,000	1,250,000
(d) Notes Payable	508,473	489,605
	1,758,473	1,819,572
Less current portion	-	(794,278)
Notes payable, net of current portion	$1,758,473	$1,025,294

(a) Note payable in monthly installments of $815 including interest at 1.9% per annum, through April 2010. The note is secured by a vehicle. The asset and related note are a part of GEM Mobile Treatment Services and are classified in assets of discontinued operations in the accompanying financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(b) The equipment note is for equipment utilized by GEM Mobile Treatment Services. It requires monthly payments of $3,417 with an interest rate of 12.35% and matures in October 2010. The note is secured by the equipment. The asset and related note are a part of GEM Mobile Treatment Services and are classified in assets of discontinued operations in the accompanying financial statements.

(c) On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental. As part of the consideration for the purchase, the Company issued two three year promissory notes totaling $1.25 million.

The first note is payable to the former owners in the amount of $1,062,500.  The second note is payable to NCF Charitable Trust in the amount of $187,500.  The notes bear interest at eight percent (8%) with the entire balance of interest and principal payable August 31, 2011.

In conjunction with the revision to the agreements with CVC described in Note 8, an amendment to these notes was executed that all interest payments and principal payments due pursuant to the notes were deferred until August 31, 2011.

(d) Notes payable that are due December 31, 2010 and include interest at 10% per annum. These notes are unsecured.

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into various capital leases for equipment with monthly payments ranging from $598 to $4,000 per month, including interest, at interest rates ranging from 8.01% to 13.74% per annum. At September 30, 2009, monthly payments under these leases aggregated $40,732. The leases expire at various dates through 2014. The amounts outstanding under the capital lease obligations were $1,011,802 and $2,374,861 as of September 30, 2009 and December 31, 2008, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2009	95,433
2010	376,760
2011	349,262
2012	258,970
2013	138,187
Thereafter	46,906
Total payments	1,265,518
Less: amount representing interest	(253,716)
Present value of minimum lease payments	1,011,802
Less: current portion	(277,372)
Non-current portion	$734,430

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

11. DERIVATIVE LIABILITIES

In June 2008, the FASB finalized its guidance on “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This guidance instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Secured Financing Agreements (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings. In accordance with current guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities.  Current guidance requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	September 30, 2009	September 4, 2009	June 30, 2009	June 1, 2009	December 31, 2008	August 31, 2008
Conversion feature:
Risk-free interest rate	.40%	.42%	1.14%	1.14%	1.66%	1.66%
Expected volatility	133.39%	115.22%	88.02%	88.02%	78.66%	78.57%
Expected life (in years)	0.75	0.83	2.17	2.25	2.67	3.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.00%	0.0%

Warrants:
Risk-free interest rate	-	-	2.66%	2.66%	4.78%	4.78%
Expected volatility	-	-	88.02%	88.02%	78.66%	78.57%
Expected life (in years)	-	-	5.17	5.25	5.67	6.00
Expected dividend yield	-	-	0.00%	0.00%	0.00%	0.00%

Fair Value:

Conversion feature	$2,906,579	$1,635,977	$4,779,927	$3,637,437	$624,385	$1,145,544
Warrants	2,025,000	2,025,000	1,912,871	1,528,283	1,502,205	2,113,423
	$4,931,579	$3,660,977	$6,692,798	$5,165,720	$2,126,590	$3,258,967

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

The value of the 2.7 million warrants at September 4, 2009 and September 30, 2009 was based on the put option price of $0.75 per warrant share (see Note 8).

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The change was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the note and the warrants on January 1, 2009 are as follows:

	Additional	Accumulated	Derivative	Convertible
Derivative Instrument:	Paid-in Capital	Deficit	Liability	Note
Conversion feature	$-	$393,875	$624,385	$(1,018,261)
Warrants	$(1,674,036)	$562,398	$1,502,205	$(390,567)
	$(1,674,036)	$956,273	$2,126,590	$(1,408,828)

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The convertible note amount represents the discount recorded upon adoption of the accounting.  This discount will be recognized on a monthly basis through the maturity date of the notes.

As of September 30, 2009, the derivative liabilities amounted to $4,931,579.  For the three and nine months ended September 30, 2009, the Company recorded a change in fair value of the derivative liabilities of $2,688,452 and $988,342. At September 30, 2008, no derivative instruments were recorded.

As further discussed in Note 8, concurrent with the accounting for the issuance of the new debt after the extinguishment on June 1, 2009 and September 4, 2009, the Company reflected new valuation discount of $5,165,720 and $3,660,977, respectively, based upon the fair value of the derivative liability and warrants   as of those dates.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

A summary of the option activity during the period is as follows:

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2009	4,787,340	1.64	8.36
Options granted	604,500	0.75	9.33
Options exercised	(250)	0.75	-
Options cancelled	(786,915)	1.65	-
Options outstanding, September 30, 2009	4,604,675	1.53	7.78
Options exercisable, September 30, 2009	3,836,308	1.58	7.67

The options had no intrinsic value at September 30, 2009.

For the nine months ended September 30, 2009 and 2008, the fair value of options vesting during the period was $642,843 and $634,213 respectively, and has been reflected as compensation cost. As of September 30, 2009, the Company has unvested options valued at $544,276 which will be reflected as compensation cost over the estimated remaining vesting period of 30 months.

Warrants

A summary of the warrant activity during the period is as follows:

		Range of exercise prices	Weighted Avg. in Years

Warrants outstanding, January 1, 2009	9,527,894	$0.60-$37.50	4.86

Warrants granted	4,598,014	$0.01-$1.70	4.30
Warrants exercised	(6,250)	$0.60	-
Warrants expired	(4,074,432)	$0.60-$37.50	-
Warrants outstanding, September 30, 2009	10,045,226	$0.01-$37.50	4.64

The aggregate intrinsic value of the 10,045,226 warrants outstanding as of September 30, 2009 was $1,444,276. The aggregate intrinsic value for the warrants is calculated as the difference between the price of the underlying shares and quoted price of the Company's common shares for the warrants that were in-the-money as of September 30, 2009.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

13.   COMMITMENTS AND CONTINGENCIES

Legal Proceeding

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, Namki Yi, the Vice President of Corporate Development, Betty McKee, the Director of Systems & Financial Analysis, Mindy Rath, the Director of Sales and Gary Bowling, the Regional General Manager for Southern CA, all of whom were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for among other things, Violation of Non-Disclosure Agreements and Termination Protection Agreements, Intentional Interference with contracts, and Violation of Trade Secrets and Unfair Competition. Although RET alleges damages of Fifteen Million Dollars and requests certain injunctive relief, recent settlement discussions have produced offers substantially less than the original action. The Company still believes that the lawsuit has no merit, and intends to vigorously defend the action.

14. INCOME TAXES

The Company's net deferred tax assets consisted of the following at September 30, 2009 and
December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
Deferred tax asset, net operating loss	$18,180,198	$14,184,661
Less valuation allowance	(18,180,198)	(14,184,661)
Net deferred tax asset	$-	$-

As of September 30, 2009, the Company had federal net operating loss carry forwards of approximately $53,471,172 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2009 or December 31, 2008.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008
Tax expense at U.S. statutory income tax rate	(34.0) %	(34.0) %
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

Effective January 1, 2007, the Company adopted  a new accounting requirement to Account for Uncertainty in Income Taxes. The interpretation addresses the determination  of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new accounting requirements, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new requirements  also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  September 30, 2009, the Company did not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009 the Company has no accrued interest or penalties related to uncertain tax positions.

15.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 23, 2009, the date of issuance.

On November 13, 2009, Company entered into a Stock Purchase Agreement  ("Agreement") with United States Environmental Response, LLC, a California limited liability company (“Seller”) pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. CLW's only operating subsidiary is SCWW.  SCWW had unaudited revenues of $4,581,722 and $7,609,636 in 2007 and 2008 respectively and had revenues of $4,344,749 for the first 8 months of 2009.  The Agreement is subject to a rescission if Company does not pay certain indebtedness to its senior lender by close of business on March 12, 2010.

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

SCWW, located in Ventura County, California, is a waste water management company  that operates a 12.7 mile pipeline from its facility to the City of Oxnard water reclamation center. In consideration for the sale, GEM issued six promissory notes (individually a "Note" and collectively, the "Notes") in the aggregate principal amount of $9,003,000, and warrants to purchase 425,000 shares of GEM's common stock. The Notes bear interest at 6.5 per cent per annum. Two of the Notes, totaling $3,778,000 are convertible into a total of 15% of GEM's common stock on a fully diluted basis.

The Notes have the following payment provisions:

$2,000,000 Seller's Note-- Payment of the outstanding principal of the Seller's Note is due and payable in four (4) installments as follows: (A) Two Hundred Fifty Thousand Dollars ($250,000) before March 12, 2010, (B) Five Hundred Thousand Dollars ($500,000) and accrued interest on June 30 2010; (C) One Million Dollars ($1,000,000) and accrued interest on January 1, 2011 (D) the balance of all residual principal and accrued interest on March 31, 2011.

$1,700,000 Note One-- Payment of the outstanding principal of Note One is due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through February 1, 2019 .  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon” payment.

$1,100,000 Note Two-- Payment of the outstanding principal of this Note Two is be due and payable in sixty (60) installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2014. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first fifty-nine (59) Installments shall be equal Installments of principal and interest, calculated on the basis of a 20-year amortization of this Note; and (B) the final, “balloon” payment on November 1, 2014.

$424,000 Note Three-- Payment of the outstanding principal of this Note shall be due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2019.  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon”. Note Three is convertible at any time in full or in part (but if in part, then only in principal increments of $100,000 or an integral multiple thereof) into shares of common stock of Company at the conversion rate of Four Dollars ($4.00) per share, subject to adjustment.

$1,600,000 Note Four-- Payment of the outstanding principal of this Note is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note Four; and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 5% of the common stock of Company on a fully diluted basis until Company achieves a Capital Restructuring Goal. Capital Restructuring Goal means the concurrent fulfillment of each of the following events: (i) the Seller’s Note shall have been fully paid on the terms thereof as to all theretofore outstanding principal, interest, costs and expenses; (ii) Company shall have available, as properly reflected in Company’s books one million dollars ($1,000,000) in uncommitted working capital (not including any working capital lines of credit); and (iii) Company shall have invested into SCWW capital of at least one million dollars $1,000,000.

$2,178,000 Note Five-- Payment of the outstanding principal of this Note is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note Five; and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Five is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal.

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

On August 17, 2009, the Company divested the assets of GEM Mobile Treatment Services (GEM MTS). GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated  by two former senior executives of GEM. Consideration of the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties. The consideration was immediately assigned to CVC California, LLC, (“CVC”) GEM’s senior secured lender. As the notes are paid to CVC, GEM’s indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7million.

On November 13, 2009, Company entered into a Stock Purchase Agreement  ("Agreement") with United States Environmental Response, LLC, a California limited liability company (“Seller”) pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. CLW's only operating subsidiary is SCWW.  SCWW had unaudited revenues of $4,581,722 and $7,609,636 in 2007 and 2008 respectively and had revenues of $4,344,749 for the first 8 months of 2009.  The Agreement is subject to a rescission if Company does not pay certain indebtedness to its senior lender by close of business on March 12, 2010.

SCWW, located in Ventura County, California, is a waste water management company  that operates a 12.7 mile pipeline from its facility to the City of Oxnard water reclamation center. In consideration for the sale, GEM issued six promissory notes (individually a "Note" and collectively, the "Notes") in the aggregate principal amount of $9,003,000, and warrants to purchase 425,000 shares of GEM's common stock. The Notes bear interest at 6.5 per cent per annum. Two of the Notes, totaling $3,778,000 are convertible into a total of 15% of GEM's common stock on a fully diluted basis.

COMPARISON OF THREE  MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

Total revenues were $4,046,961 for the three months ended September 30, 2009, representing a decrease of $1,494,029 or 26% compared to the three months ended September 30, 2008.  The decrease in revenue can be primarily attributed to the decrease in the field service sector for GEM, Inc of $2,342,680.  The field service work consists of remediation projects.  This decrease was due to the reduction in revenue of $2,455,266 from the loss of competitive bid contracts for field service work in Alaska.  These decreases were partially offset by an increase in revenue due to the inclusion of Island Environmental Services in the three months ended September 30, 2009 of $1,356,206.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 were $3,839,343 or 94% of revenue, as compared to $4,981,391 or 89% of revenue for the three months ended September 30, 2008.  The cost of revenues includes disposal costs, transportation, fuel, outside labor, rent  and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to (1) the loss of profitable contracts in Alaska which were replaced by less profitable business at Island Environmental Services which had the effect of increasing our Cost of Revenue by approximately $736,000, and (2) an increase in rent of $166,825, primarily attributable to the inclusion of the facility lease at Island Environmental in 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $2,351,196 or 58% of revenue as compared to $1,667,630 or 30% of revenue for the same period in 2008. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to (1) an increase in insurance of $93,377, (2) an increase in employee stock compensation cost of $232,941 and (3) an increase due to the inclusion of Island Environmental Services of $54,125, for the three months ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2009 were $98,791 or 2.4% of revenue, as compared to $360,765 or 6% of revenue for the same period in 2008. The decrease in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.
The reclassification of property, plant and equipment and capitalized leases of GEM MTS into Assets of Operations held for sale.

Interest and financing costs

Interest and financing costs for the three months ended September 30, 2009 were $1,800,800 or 44% of revenue, as compared to $2,058,799 or 37% of revenue for the same period in 2008.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest and financing costs as a percentage of revenue was due to (1) an increase in interest expense of $741,343 on the term notes and credit line with CVC, (2) a decrease in valuation discounts expense of $796,780.

Other Non-Operating Income

The Company had other non-operating income for the three months ended September 30, 2009 of $8,569 or 0.1 % of  revenue, and $18,479  or  0.1% of revenue for the same period in 2008.  Non-Operating income  for the three months ended September 30, 2009  and September 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent, Washington.

Gain on derivative financial instruments

In accordance with a new accounting standard  which was effective at the end of 2008, the conversion feature of our convertible notes was recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been  re-characterized as derivative liabilities. Generally accepted accounting principles  requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  For the three months ended September 30, 2009, the Company recorded a gain on derivative financial instruments of $2,688,452.

Net Loss

The net loss for the three months ended September 30, 2009 was $3,155,131 or 78% of revenue as compared to a loss of $2,137,590, or 38% of revenue for the same period in 2008.  The increased loss is primarily attributable to the higher cost of revenue and operating expenses discussed above.

COMPARISON OF NINE  MONTHS ENDED SEPTEMBER  30, 2009 AND 2008

Revenues

For the nine months ended September 30, 2009, the Company reported consolidated revenue of $12,589,161 representing a decrease of $4,628,405, or 27% compared to the nine months ended September  30, 2008.  The decrease in revenue can be primarily attributed to the decrease in the field service sector for GEM, Inc. of  $7,196,450. This decrease was due in part to (1) a decrease of $493,851 resulting from the conclusion of a contract with the Defense Reutilization and Marketing Organization, (2) a decrease of $3,249,426 due to the loss of competitive bid contracts for field service work in Alaska, and (3) an overall reduction in field service work due to the current economic environment. These decreases were partially offset by an increase in revenues of $2,568,045 for Island Environmental Services for the nine months ended September 30, 2009. (Island was acquired August 31, 2008).

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2009 were $12,906,589 or 102% of revenue, as compared to $15,548,592 or 90% of revenue for the nine months ended September 30, 2008.  The cost of revenues includes disposal costs, transportation, fuel, outside labor, rent  and operating supplies. The change in the cost of revenue in comparison to the prior year is primarily due to (1) the loss of profitable contracts in Alaska which were replaced by less profitable business at Island Environmental Services which had the effect of increasing our Cost of Revenue by approximately $1,500,000, (2) an increase in depreciation expense, primarily related to equipment under capital leases of $483,554, and, (3) an increase in rent of $580,293, primarily attributable to the facility lease at Island Environmental ($500,625).

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $6,607,657 or 52% of revenue as compared to $5,104,099 or 30% of revenue for the same period in 2008. Operating expenses include sales and administrative salaries and benefits, insurance, rent, legal, accounting and other professional fees. The increase in operating expenses is primarily attributable to (1) an increase in insurance of $290,439, (2) an increase in employee stock compensation cost of $276,857 and (3) an increase due to the inclusion of Island Environmental Services, $210,136, for the nine months ended September 30, 2009. (Island was acquired August 31, 2008).

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2009 were $738,534 or 8% of revenue, as compared to $420,294 or 4% of revenue for the same period in 2008. The increase in expense is due to additions to property, plant and equipment and increase of assets acquired under capitalized leases.

Interest and financing costs

Interest and financing costs for the nine months ended September 30, 2009 were $3,724,968 or 30% of revenue, as compared to $3,655,714 or 21% of revenue for the same period in 2008.  Interest expense consists of interest on the line of credit, short and long term borrowings, and advances to related parties.  It also includes amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt.  The increase in interest and financing costs was due to (1) an increase in interest expense of $988,286 on the term notes and credit line with CVC, and (4) a reduction in valuation discounts expense of $922,162.

Other Non-Operating Income

The Company had other non-operating income for the nine months ended September 30, 2009 of $27,758 or .10% of revenue, and $35,173 or .10% of revenue for the same period in 2008.  Non-Operating income for  the nine months ended September 30, 2009 and September 30, 2008 consisted of continuing rental income from the lease of warehouse space in Kent,Washington.

Gain on derivative financial instruments

In accordance with current accounting guidance (See Note 11) that became effective at the end of 2008, the conversion feature of our convertible notes was recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been  re-characterized as derivative liabilities.  Generally accepted accounting principles requires  that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  For the nine months ended September 30, 2009, the Company recorded a gain on derivative financial instruments of $988,342.

Net Loss

The net loss for the nine months ended September 30, 2009 was $12,510,521 or 99% of revenue as compared to a loss of $4,687,810, or 27% of revenue for the same period in 2008.  The higher loss is primarily attributable to reductions in operating margins over the nine months ended September 30, 2009 of $3,289,860, and losses on the extinguishment of debt of $2,181,351.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing, and financing activities.  Net cash used in operations for the three months ended September 30, 2009 was $313,455 as compared to net cash used in operations of $156,806 for the same period in 2008. Net cash provided by operations for the nine months ended September 30, 2009 was $382,805 as compared to net cash used in operations of $1,046,595 for the same period in 2008.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $12,510,521 and provided cash in operating activities of $382,805 during the nine months ended September 30, 2009. As of September 30, 2009 the Company had current liabilities exceeding current assets by $14,071,239, primarily because of the reclassification of long term debt to current resulting from covenant provisions under the ComVest notes and had a stockholders’ deficiency of $13,616,790. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is executing a plan to divest certain parts of the business in order to satisfy obligations of its senior lender.  In conjunction with that strategy, the assets of GEM Mobile Treatment Services (GEM MTS) on August 17, 2009 GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million.

The Company’s current source of cash is borrowings on its revolving line of credit with the senior lender.  The collateral for the line is accounts receivable.  Based on a borrowing formula supported by collections of accounts receivable, the Company borrows cash to support operations.  In conjunction with the agreements renegotiated as described in Note 8, interest and principal on outstanding notes has been deferred.  These borrowings are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends and collection activities.

Cash Flows for the Nine Months Ended September 30, 2009.

Operating activities for the nine months ended September 30, 2009 produced $382,805 in cash. Accounts receivable, net of allowances for bad debts, were reduced by $2,187,903 as of September 30, 2009 and accounts payable were increased by $914,314.  Depreciation and amortization for the nine months ended September 30, 2009 totaled $738,534. The net loss of $12,510,521 included a number of non-cash items incurred by the Company including expenses of $642,843 representing the fair value of vested options, $1,657,287 representing amortization of discount on financing agreements, $573,476 representing warrants issued for services, $137,393 representing amortization of note discounts, $144,397 representing amortization of deferred financing fees, $4,039,358 representing a loss on extinguishment and a derivative gain of $988,342. Prepaid expenses increased by $275,303 and accrued expenses decreased by $169,057.

The Company used cash for investment in plant, property and equipment and deposits totaling approximately $238,897 for the nine months ended September 30, 2009. Capital expenditures increased due to the acquisition of equipment at GEM Mobile Treatment Services. Financing activities used $480,215 for the nine months ended September 30, 2009 to reduce notes payable and make payments on capital leases.

These activities resulted in a $336,307 reduction in cash balances from year end December 31, 2008 to the  end of the quarter September 30, 2009.

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

(b) Impairment of Long-Lived Assets

Accounting for the Impairment or Disposal of Long-Lived Assets establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, Namki Yi, the Vice President of Corporate Development, Betty McKee, the Director of Systems & Financial Analysis, Mindy Rath, the Director of Sales and Gary Bowling, the Regional General Manager for Southern CA, all of whom were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  In the lawsuit, RET alleges that the Company and the four executives are liable to RET for among other things, Violation of Non-Disclosure Agreements and Termination Protection Agreements, Intentional Interference with contracts, and Violation of Trade Secrets and Unfair Competition. Although RET alleges damages of Fifteen Million Dollars and requests certain injunctive relief, recent settlement discussions have produced offers substantially less than the original action. The Company still believes that the lawsuit has no merit, and intends to vigorously defend the action.

Item 1A.  Risk Factors

No material changes from risk factor as previously disclose.

Item 2.  Unregistered Sales of Securities and Use of Proceeds – S-1/A  Registration Statement

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports

(a)	Exhibits

(b)	Reports on Form 8-K

1.	Stock Purchase agreement Island Environmental Svcs.; filed with the Commission on 9/24/08.

2.	Material definitive agreement and Sales of Equity; filed with the Commission on 9/24/08.

3.	Amendment to Revolving Credit and Term Loan Agreement , filed with the Commission 6/04/09.

4.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 8/21/09.

5.	Material definitive agreement and Corporate governance and management, filed with the commission on 9/11/2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated:	November 23, 2009	/s/ Timothy J. Koziol
Timothy J. Koziol, CEO and Chairman of the Board of Directors

Dated:	November 23, 2009	/s/ Brett M. Clark
Executive Vice President of Finance, Chief Financial Officer