Form 10-K
period 2009-12-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2010-04-15
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes      ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $ 0.90 per share, the last price at which the common equity was sold by the registrant as of that date, was $11,368,018.

As of December 31, 2009 there were 14,557,653 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
2009 FORM 10-K ANNUAL REPORT

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

On February 14, 2005, we acquired all the outstanding shares of General Environmental Management, Inc., a Delaware corporation (“GEM DE”) in exchange for 630,481 shares of our class A common stock and as a result, GEM DE became a wholly owned subsidiary of Ultronics. The acquisition has been treated as a reverse merger (recapitalization) with GEM DE deemed to be the accounting acquirer, and Ultronics the legal acquirer. We then changed our parent name to General Environmental Management, Inc. on March 16, 2005.

Prior to the merger, GEM DE acquired:

▪	Hazpak Environmental Services, Inc. (HES),
▪	the assets of EnVectra, Inc. (EnV),
▪	the assets of Firestone Environmental Services Company (dba Prime Environmental Services Company), and Firestone Associates, Inc. (dba Firestone Energy Company), and
▪	100% of the membership interest in Pollution Control Industries of California, LLC.

Hazpak (HES) was organized as a partnership in February of 1991 specializing in packaging hazardous waste for other hazardous waste management companies. In July of 1992, HES incorporated under the laws of California as Hazpak, Inc. On August 7, 2002 Hazpak, Inc. changed is name to Hazpak Environmental Services, Inc.  In March 2003, GEM DE acquired HES.

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

Prior to the acquisition of GEM DE by the Company, GEM DE focused its efforts in the second half of 2004 on integration of the above noted purchases and on continued internal growth. During the first quarter of 2005, we adjusted our operations to achieve greater efficiencies at the TSDF and at our field service locations.

MTS Acquisition and Sale

On March 10, 2006, the Company entered into a Agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. In consideration of the acquisition of the issued and outstanding common stock of K2M Company paid $1.5 million in cash to the stockholders of K2M. As a result of the agreement, K2M became a wholly-owned subsidiary of the Company. For purposes of accounting for the acquisition of the business of K2M, the effective date of the agreement was March 1, 2006. On August 8, 2006 K2M changed its name to GEM Mobile Treatment Services, Inc.

On August 17, 2009, the Company entered into a Stock Purchase Agreement ("MTS Agreement") with MTS Acquisition Company ("MTS"), a privately held company, pursuant to which the Company sold all of the issued and outstanding common stock of GEM Mobile Treatment Services, Inc. (“GEM MTS”).

GEM MTS was purchased by MTS, a corporation owned by two former senior executives of the Company.  Consideration for the sale was in the form of a promissory note in the aggregate amount of $5.6 million, the assumption by MTS of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned by Company to CVC California, LLC ("CVC"), the Company's senior secured lender.  As the notes are paid to CVC, the Company's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million.

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

The Company also entered into a revolving credit agreement with MTS which is collateralized by accounts receivable.  The revolving credit note has a maximum value of $700,000 and bears interest at the greater of (a) the Prime Rate as in effect from time to time plus two (2%) percent, or (b) ten (10%) percent.

Concurrent with the closing of the sale of GEM MTS, the Company assigned with full recourse and full representation and warranty of title and ownership the promissory note, the revolving credit agreement and the revolving credit note to CVC California, LLC, the Company’s senior lender.

The Company also entered into a subordinated collateral agreement with GEM MTS in order to secure potential obligations related to indemnification payments it may hereafter become obligated to make to MTS in accordance with the MTS Agreement.

Island Acquisition

On August 31, 2008, GEM DE entered into an agreement with Island Environmental Services, Inc. of Pomona, California ("Island"), a privately held company, pursuant to which GEM DE acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments. In consideration of the acquisition of the issued and outstanding common stock of Island, the Company paid $2.25 million in cash to the stockholders of Island and issued $1.25 million in three year promissory notes (“Island Notes”).

Island is a wholly owned subsidiary of GEM DE and is part of the assets of GEM DE being sold to the Buyer. However, the Company has assumed the obligation to pay the balance of the Island Notes.

Acquisition of California Living Waters Incorporated

CLW Business Description

History

On November 6, 2009, the Company entered into a Stock Purchase Agreement  ("CLW Agreement") with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. CLW's only operating subsidiary is SCWW.

Management at the Company has been aware of SCWW for the past three years.  The Company has used SCWW as a vendor for treatment and disposal of certain non-hazardous waste streams during the past three years.  During that time frame management developed a professional relationship with SCWW’s ownership.  It became apparent to both companies that there was the potential for a closer relationship where the Company would acquire SCWW.  However there were never any serious discussions until the end of 2008 as the Company was not in the position to make the acquisition.  In November 2008 the Company and SCWW agreed to pursue further discussions regarding a potential acquisition and executed a Letter of Intent (LOI) for the acquisition contingent on financing.  Because of the market collapse in the fourth quarter of 2008 no financing commitments were received and the LOI was withdrawn.  In March of 2009 further discussions continued with another LOI executed, again contingent on financing which was not forthcoming and in April 2009 the discussions were abandoned and the LOI withdrawn.  Finally discussions resumed in July and August 2009 culminating in an executed LOI on September 19, 2009 with the transaction closed on November 13, 2009, primarily due to internal financing.

 Background

The high demands on water resources and landfills resulting from increased industrialization and population growth are problems facing the Southern California marketplace which SCWW serves and the global community. Santa Clara Waste Water Company ("SCWW"), was formed in 1959 for the treatment of non-hazardous wastewater in southern California.

SCWW's primary processing facility (the "Facility"), is located on a 4.87 acre parcel in Santa Paula, Ventura County, California and sits 65 miles north of downtown Los Angeles and approximately 70 miles southwest of California's oil and gas rich Kern County. The facility has the annual capacity to process 80 million gallons of domestic, industrial and oil and gas-related wastes generated by customers located within a 250 mile radius of the Facility. New customers receive approval after an independent laboratory tests the wastewater for compatibility with the Facility's treatment protocols. Once approved and scheduled, every shipment received is tested again prior to unloading to ensure compliance. Since 2007, the Facility received the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) designation, from the Federal Environmental Protection Agency making it the sole California disposal site for "Superfund" non-hazardous wastewater.

SCWW also owns and operates a 12.7 mile, 10" pipeline (the "Pipeline") that transports domestic wastewater which has been processed at the Facility to the municipal wastewater treatment facility located in Oxnard, California.

The Non-Hazardous Wastewater Business

General Background

According to US Department of Commerce statistics the water and wastewater industry is generally estimated to be around $90 billion to $100 billion per year with the world market being about five times larger, or around $500 billion annually. American industry and households produce a growing and significant volume of non-hazardous wastewater annually, all of which, depending on the effluent source, is required to be remediated and disposed of in compliance with some combination of federal, state and local regulation. The Company believes that SCWW has the required permits, treatment capabilities and staff to manage the high demands on water resources resulting from increased industrialization and population growth in the Southern California market.

The following categorization of wastewaters provides a partial listing of the breadth of non-hazardous waste streams that exist:

Non-Hazardous Wastewater Accepted for Treatment by SCWW

• Bilge/Ballast Water
• Boiler Blowdowns Water
• Boiler Sludge Water
• Brine Water
• Car Wash Wastewater
• Chemical Toilet Wastewater
• Clarifier Wastewater
• Construction Wastewater
• Cooling Tower Water
• Cutting/Polishing Water
• Equipment Decon Water
• Facility Cleaning Water
• Filtrate Water
• Filtration Media Water
• Floor Cleaning Water
• Graphite Wastewater

• Grey Water
• Groundwater
• Heater Mineral Sediment Water
• Hydroblast Wastewater
• Hydrocarbon Water
• Hydrostatic Test Water
• Injection Molding Water
• Muddy Wastewater
• Oilfield Wastewater
• Oily Wastewater
• Pipeline Flush Wastewater
• Process Water
• Produce Wash Water
• Rainwater Runoff
• Scrubber Wastewater
• Septic Wastewater
• Site Decon Water
• Soapy Waters
• Swimming Pool Water
• Tank Bottom Water
• Tank Cleaning Water
• Truck Wash Water
• Water Softener Wastewater

Unacceptable and Hazardous Wastewater Not Accepted for Treatment by SCWW

•	Highly Odorous
•	High Oil/Solvent Content

•	High Viscosity
•	Sanitary Sources

•	Biomedical Sources
•	Plating Etching Sources

•	Surface preparation Sources
•	Alkaline or acid cleaning Sources

•	Metal Finishing Sources
•	Anodizing operations

•	Hazardous Wastewater

The Domestic Wastewater portion of SCWWs business is the treatment of human waste which SCWW provides for local area septic tank cleaners and port-a-potty companies which service Ventura County's largest business sector, the agricultural industry. SCWW also treats secondary sludge from municipalities and counties whose own facilities are unable to completely treat this waste stream.

In addition, SCWW is the only commercial treatment facility with the requisite permits to accept industrial wastewater on the central coast of California. Manufacturing businesses and power plants comprise the majority of the industrial waste accepted. Oil and gas companies, small business wastewater generators, and groundwater remediation services, are other businesses that SCWW provides water treatment services to.

SCWW Treatment Process

SCWW's treatment encompasses a seven-step process as follows:

1.
Customer Registration and Waste Screening: Customers enter into service contracts with SCWW for the treatment of their wastewaters. Before accepting a customer, samples of its wastewater streams are evaluated to determine whether the Facility will be able to handle the subject non-hazardous wastewater.

2.
Receiving: The Facility is close to California's major freeway system with easy access and egress to the Facility's dual-lane, truck unloading bays. Before waste is unloaded, it is field tested and the quantity being unloaded is measured for billing purposes.

3.
Dewatering Treatment: The unloaded waste stream undergoes a primary separation process of mastication, degritting, open pond storage settlement and dewatering that serves to separate the larger particulate solids contained in the waste stream from the liquids.

4.
Primary Treatment: The various liquid streams are stored in holding tanks and subjected to electro-coagulation and ozone treatments to engender further separation of the solids from the liquids and begin the water purification process.

5.
Secondary Treatment: In the final separation and purification process, the liquid held in the holding tanks is piped through (i) a carbon filtration unit, (ii) a 0.5 micron filtration unit and (iii) subjected to ultra-violet treatment

6.
Water Shipping: The resulting effluent meets the federal regulation specified in Federal Regulation §437 and local discharge limits (established by POTW) and is shipped via the Pipeline (a single pump, gravity-aided system of transport), to the City of Oxnard water treatment facility 12.7 miles away.

7.
Solids Handling: Given the waste streams that SCWW currently processes, it generates primarily (i) drilling mud, (ii) industrial sludge, and (iii) human waste solids. These solids are trucked to area landfills for ultimate disposal.

Competition

SCWW's competes regionally as follows:

•
Domestic Wastewater: Local septic cleaning and chemical toilet operators have the choice of using the SCWW Facility or transporting their wastewaters to the nearest competing facility located 90-plus miles away at the Los Angeles County's facility. The Company estimates that it has 70-75% of the Ventura County septic and chemical toilet markets. Regionally, municipalities from as far as San Luis Obispo and as close as Santa Paula have been utilizing SCWW to treat their secondary digester sludge.

•
Industrial Wastewater: There are a number of competitors in the broad spectrum of industrial waste treatment business. However, these competing facilities are located in the Los Angeles Metropolitan area. The industrial business is very specialized and, within it, SCWW competes by accepting only non-hazardous wastewater, by providing quick off-loading, and providing its convenient and accessible  location to industrial waste generators along the Central Coast of California.

•
Oil & Gas Wastewater: SCWW was initially developed to be a major service provider to this segment and continues to service the high oil content, low viscosity wastes from Los Angeles County north to Kern County. SCWW provides quicker acceptance and offloading of oil and gas wastewater then its single local competitor.

Employees

SCWW employs 13 persons that handle the operations of the Facility and the Pipeline and 8 administrative persons who work in the front office handling the sales, marketing, general and administrative functions.  SCWW has no collective bargaining agreements.

Regulation

Regulation of companies that treat non-hazardous wastewater streams are subject to far less onerous regulation than companies involved in the treatment of hazardous wastes. The following is a brief summary of the regulatory environment in which SCWW operates:

Federal Regulation:

•
Private water treatment facilities that discharge to a public municipal water treatment plant are subject to Federal Regulation §437, which (i) sets national discharge limits for each chemical contained in the discharge and (ii) compliance standards for sampling and maintaining records.

State Regulation:

•
Under Title 14 and Title 17 of the California Code focuses solely on the solids recovered through the treatment process, how they may be disposed and on what basis they may and may not be recycled, with the recycling rules varying sharply depending on:

o	If the waste is being recycled for resale, there is no regulation; or

o	If the waste is being given away as compost, there is regulation.

•	The State Water Resources Board monitors the adequacy of rainwater drainage.

 Ventura County:

•	The County Environmental Health Board is the agency charged with supervising all state regulations governing solid wastes and their disposal.

•	The County Planning Division monitors site land use and issues Conditional Use Permits.

•	The County Air Pollution District monitors nuisance orders under Rule 95.

SCWW is designated as a "critical and essential public service" by Ventura County. Having just completed several modernizations to the Facility, SCWW has filed the requisite notice updates to the County Planning Division, which has issued its Negative Declaration Document that certifies that the Company has a valid Conditional Use Permit for its Facility.  The Company believes that SCWW is in compliance with all Federal, State and County regulations affecting SCWW's business.

Sale to Luntz Acquisition (Delaware) LLC

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware  corporation, ("GEM DE") for cash (the “Sale”).  In connection with the Sale, the Company agreed : a) to form a Delaware corporation that shall be wholly-owned by the Company and named GEM NewCo, Inc. (“GEM NewCo”), b) to form a Delaware limited partnership, the sole limited partner of which shall be the Company, and the sole general partner of which shall be GEM NewCo, which limited partnership shall be named GEM Pomona LP (“GEM LP”), c) effect a merger between GEM LP and GEM DE, whereby GEM LP will be the surviving entity, d) sell to Luntz the limited partner interests of GEM LP and all of the outstanding shares of stock of GEM NewCo (the “Purchased Interests”). Luntz agreed to pay the Company $14 million for the purchased interests.

On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company.  The Company used $250,000 to pay its obligations to USER in conjunction with the acquisition of CLW and SCWW.

On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company.  The Company used $250,000 to pay its obligations to USER in conjunction with the acquisition of CLW and SCWW.

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

The Company experienced net losses of $14,952,442 and $7,149,709 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company’s business, financial condition or operating results.

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

The Company was incorporated in September 1991 but did not engage in meaningful business operations until February 2005 when we acquired GEM DE.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have incurred only losses and may continue to incur losses in the foreseeable future. Our short operating history and results of operations may not give you an accurate indication of our future results of operations or prospects.  Our business and prospects, in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We are dependent upon a limited number of customers for a substantial percentage of our revenues. If we fail to retain these customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Our largest customer during the year ended December 31, 2009 accounted for approximately 3% of total revenues; for the year ended December 31, 2008 one customer accounted for approximately 14% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation.

The assets of the Company are now pledged under the recent agreements with Secured Lenders and may prevent the Company from obtaining any additional asset based financing.

       In conjunction with a secured convertible term note and a secured revolving note, all unsubordinated assets of the Company and its subsidiaries are secured under agreements with CVC California, LLC, a subsidiary of the Comvest Group (sometimes referred to as the “Secured Lenders”). Without any unsecured assets, the Company could be unable to obtain any future asset based financing.

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

Our business of rendering services in connection with management of waste, including certain types of hazardous and non-hazardous waste, subjects us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials, and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations.  We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

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

While our business has benefited substantially from increased governmental regulation of hazardous and non-hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state, provincial and local authorities. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for, or are in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.

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

If our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

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

Continued economic downturn could affect our business in a negative manner, more so than other businesses generally causing our business prospects to suffer.

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

The conversion of our outstanding convertible debentures and the exercise of our outstanding warrants and options could result in the issuance of up to an additional 15,916,481 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

A leak in the pipeline, connecting  SCWW’s  Santa Paula site to the City of Oxnard's disposal system, which is owned and operated by SCWW would require immediate clean-up resulting in possible fines and even withdrawal of operating permits.

SCWW owns and operates a 12.7 mile long 10” pipeline connecting the SCWW Santa Paula site with the City of Oxnard’s disposal system.  If the pipeline leaks it could result in immediate clean-up costs and possible fines and even withdrawal of operating permits.  The cost for potential clean-up and repair of the pipeline could be significant.  The loss of the operating permit would mean a significant loss in the operating capabilities of SCWW.

To the degree that regulators determine certain sold wastes unsuitable for recycling, it could have an adverse impact on the Company's profitability.

SCWW actively seeks to recycle the sold waste material from its treatment process both for a higher recycle/reuse value of treatment and financial profitability.  If there is a change in regulations that do not allow certain waste streams to be recycled the financial impact would negatively impact the Company.

Our ability to raise capital in the future may affect our ability to retire long term debt.

If our future earnings and other cash resources are not sufficient to meet our long term debt obligations, we may need to raise additional capital to meet those commitments.  In conjunction with the acquisition of California Living Waters, the Company anticipates converting certain notes into a percentage of the common stock of the Company.  This conversion will occur when the Capital Restructuring Goal is achieved.  This means the concurrent fulfillment of each of the following events: (i) the CLW Seller’s Note shall have been fully paid on the terms thereof as to all theretofore outstanding principal, interest, costs and expenses; (ii) Company shall have available, as properly reflected in Company’s books one million dollars ($1,000,000) in uncommitted working capital (not including any working capital lines of credit); and (iii) Company shall have invested into SCWW capital of at least one million dollars $1,000,000. If the Company is not able to achieve the Capital Restructuring Goal, the debt will not be converted and interest expense will remain at the current levels.

General Risk Factors

Risks Relating To Our Common Stock

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

 We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

       Our Certificate of Incorporation authorizes the issuance of up to one billion (1,000,000,000) shares of common stock, par value $.001 per share, and one hundred million (100,000,000) shares of preferred stock, par value $.001 per share. There are approximately nine hundred eighty five million (985,000,000) authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding stock options). One hundred million (100,000,000) shares of preferred stock are available for issuance.

 The issuance of additional shares of our common stock or our preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and

•	may adversely affect the market price for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness (even if we make all principal and interest payments when due) if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 2.  Description of Property

Facilities of GEM Delaware

We own an EPA permitted Part B TSDF in Rancho Cordova, California on 4.5 acres of land.  The real estate is collateral for a secured convertible term note and a secured non-convertible revolving note with CVC California, LLC. (See Liquidity)

We also lease space for a waste transfer facility in Pomona, California comprising approximately 10,000 square feet of office space, warehouse space and additional yard space. This lease expires on August 31, 2018.

We lease space in Kent, Washington for a waste transfer facility, comprising approximately 12,500 square feet.  This lease expires June 30, 2013. Of the 12,500 square feet leased, we sublease approximately 4,000 square feet on a six month lease which may be renewed for an additional six months.

In Northern California, we lease a waste transfer facility in Benicia.  The lease for the 5,000 square feet of office and warehouse space expires in April, 2011. In January 2009 the company moved our facility to Hayward, California and executed a lease for approximately 13,500 square feet of industrial / warehouse space.  The lease expires on December 31, 2012.  We subleased the facility in Benecia for the remainder of the lease.

We lease office space in Santee, California of approximately 800 square feet on a month-to-month basis.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC  pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the GEM Delaware including the facilities described above.  The sale was completed on February 26, 2010.

GEM Corporate

We currently lease approximately 4,557 square feet of office space in one building located in Pomona, California. The lease terminates on December 31, 2010 and grants the Company the option to renew the lease for two additional one-year terms.

On November 13, 2009, the Company’s subsidiary GEM Environmental Management, Inc, a Nevada corporation, (“GEMEM”) entered into an agreement with United States Environmental Response, LLC, a California limited liability company (“USER”) pursuant to which the Company purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (“SCWW") a California corporation. CLW's only operating subsidiary is SCWW.

SCWW's primary processing facility is located on a 4.87 acre parcel in Santa Paula, Ventura County, California and sits 65 miles north of downtown Los Angeles and approximately 70 miles southwest of California's oil and gas rich Kern County.

ITEM 3.  Legal Proceedings

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, all of whom were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  The lawsuit was settled by the Company in February 2010 with the majority of the settlement payment funded by insurance.

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

None.

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

Period 2009	High	Low
2009 First Quarter	0.75	0.55
2009 Second Quarter	0.99	0.35
2009 Third Quarter	0.90	0.30
2009 Fourth Quarter	0.60	0.21

Period 2008	High	Low
2008 First Quarter	1.99	1.31
2008 Second Quarter	1.99	1.02
2008 Third Quarter	1.15	0.88
2008 Fourth Quarter	1.05	0.32

NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2009, we had approximately 722 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

Dividends

We have never paid any dividends, and we have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth.  The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

Equity Compensation Plan Information

For information with reference to equity compensation arrangements, reference is made to Note 11 of the Notes to Financial Statements contained elsewhere in this report.

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

Overview

Ultronics Corporation (“Ultronics”) was a non-operating company formed for the purpose of evaluating opportunities to acquire an operating company.  On February 14, 2005 Ultronics acquired General Environmental Management, Inc. through a reverse merger between Ultronics Acquisition Corp., (“UAC”) a wholly owned subsidiary of Ultronics and General Environmental Management, Inc., a Delaware corporation (“GEM DE”), whereby GEM DE was the surviving entity.

The acquisition was accounted for as a reverse merger (recapitalization) with GEM DE deemed to be the accounting acquirer, and Ultronics Corporation the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of GEM DE as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of GEM DE, the accounting acquirer, have been carried over in the recapitalization.  Subsequent to the acquisition, Ultronics changed its name to General Environmental Management, Inc. GEM DE is a fully integrated environmental service firm structured to provide EHS compliance services, field services, transportation, off-site treatment, and on-site treatment services.  Through its services GEM DE assists clients in meeting regulatory requirements for the disposal of hazardous and non-hazardous waste.  GEM DE provides its clients with access to GEMWare, an internet based software program that allows clients to maintain oversight of their waste from the time it leaves their physical control until final disposition by recycling, destruction, or landfill.  The GEM DE business model is to grow both organically and through acquisitions.

During 2003 and 2004 GEM DE acquired the assets of Envectra, Inc., Prime Environmental Services, Inc. (Prime) and 100% of the membership interest in Pollution Control Industries of California, LLC, now named General Environmental Management of Rancho Cordova, LLC.  The assets of Envectra, Inc. included an internet based integrated environmental management software now marketed by the Company as GEMWare.  The acquisition of the assets of Prime resulted in a significant increase in the revenue stream of the company and a presence in the Washington State and Alaska markets through Prime’s Seattle office.  The primary asset of Pollution Control Industries of California, LLC was a fully permitted Part B Treatment Storage Disposal Facility (TSDF) in Rancho Cordova, California.  The facility provides waste management services to field service companies and allows the Company to bulk and consolidate waste into larger more cost effective containers for outbound disposal.

During 2006, GEM DE entered into an agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California ("K2M"), a privately held company, pursuant to which GEM DE acquired all of the issued and outstanding common stock of K2M. K2M is a California-based provider of mobile wastewater treatment and vapor recovery services. Subsequent to the acquisition in March 2006, K2M opened a vapor recovery service division in Houston, Texas. On August 8, 2006 K2M changed its name to GEM Mobile Treatment Services, Inc. (“GEM MTS”).

 On August 31, 2008, GEM DE entered into an agreement with Island Environmental Services, Inc. ("Island"), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments.

 On August 17, 2009, GEM DE divested the assets of GEM Mobile Treatment Services, Inc. (“GEM MTS”). GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by a former senior executive of GEM DE and a former senior executive of GEM MTS. Consideration of the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties. The consideration was immediately assigned to CVC California, LLC, (“CVC”) the Company’s senior secured lender. As the notes are paid to CVC, the Company’s indebtedness to CVC will be reduced.

On November 13, 2009, the Company’s subsidiary GEM Environmental Management, Inc, a Nevada corporation, (“GEMEM”) entered into an agreement (the "USER Agreement") with United States Environmental Response, LLC, a California limited liability company (“USER”) pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (“SCWW") a California corporation. CLW's only operating subsidiary is SCWW.

SCWW, located in Ventura County, California, is a waste water management company that operates a 12.7 mile pipeline from its facility to the City of Oxnard water reclamation center. In consideration for the sale, the Company issued six promissory notes (individually a "Note" and collectively, the "Notes") in the aggregate principal amount of $9,003,000, and warrants to purchase 425,000 shares of the Company's common stock. The Notes bear interest at 6.5 per cent per annum. Two of the Notes, totaling $3,778,000 are convertible into a total of 15% of the Company's common stock on a fully diluted basis.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware  corporation, ("GEM DE") for cash (the “Sale”).  In connection with the Sale, the Company agreed : a) to form a Delaware corporation that shall be wholly-owned by the Company and named GEM NewCo, Inc. (“GEM NewCo”), b) to form a Delaware limited partnership, the sole limited partner of which shall be the Company, and the sole general partner of which shall be GEM NewCo, which limited partnership shall be named GEM Pomona LP (“GEM LP”), c) effect a merger between GEM LP and GEM DE, whereby GEM LP will be the surviving entity, d) sell to Luntz the limited partner interests of GEM LP and all of the outstanding shares of stock of GEM NewCo (the “Purchased Interests”). Luntz agreed to pay the Company $14 million for the purchased interests.

On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company.  The Company used $250,000 to pay its obligations to USER in conjunction with the acquisition of CLW and SCWW.

Plan of Operation

The Company will continue to operate in the environmental services sector after the Sale. However our primary focus and point for development will center on the SCWW treatment facility and the treatment of non-hazardous waste water.  SCWW has been treating non-hazardous waste water for the oil and gas industry, industrial clients, and domestic waste generators for 50 years.  Current clients that generate non-hazardous waste for SCWW also have a wider range of waste streams that SCWW currently services, including solids, tank bottoms and drilling muds, and hazardous waste streams.  We will continue to provide the full range of services to SCWW’s clientele that SCWW currently offers.

The Company will also research technological opportunities in the waste-to-energy (W-T-E) marketplace as a further resource for our non-hazardous waste water treatment facilities.  A W-T-E solution for managing the treating waste provides a significant advantage for generators of the waste, the environment, and the Company.

The Company will continue to develop SCWW as the foundation of our core business in the non-hazardous waste water treatment sector.  We intend to do this through internal growth by offering SCWW’s integrated solution for generators of non-hazardous waste water and by making strategic acquisitions of non-hazardous waste water treatment companies.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Discontinued Operations

On February 26, 2010, the Company completed the sale of GEM DE and its operating subsidiaries.  On August 17, 2009, GEM DE divested the assets of GEM Mobile Treatment Services, Inc.  Based on the completion of this divestiture subsequent to year end, the revenues and expenses of all of the GEM DE entities have been classified as discontinued operations and the assets and liabilities of GEM DE also have been classified as discontinued.  The revenues and expenses in the accompanying financial statements reflect only the operations of CLW (and its operating subsidiary SCWW) for the two months ended December 31, 2009 and the operations of GEM Nevada, the corporate parent, for the twelve months ended December 31, 2009.

Revenues

Total revenues are presented in the income statement for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the two months in 2009 subsequent to acquisition. Total revenues for 2009 were $880,758. Revenues for the two months were slightly below the 2008 levels for the same period.

Cost of Revenues

Cost of revenues are presented in the income statement for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the two months in 2009 subsequent to acquisition. Cost of revenues for 2009 were $894,455 or 101.5% of revenue for the two months. It is anticipated that in a normal year that cost of sales will be approximately 65% of revenue (which represents the historical average for the latest 24 month period for SCWW).

Operating Expenses

Operating expenses for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the two months subsequent to acquisition were $576,881 or 65% of revenue. It is anticipated that in a normal year operating expenses will be approximately 25% of revenue (which represents the historical average for the latest 24 month period for SCWW). Operating expenses for GEM Nevada were $583,686 for the twelve months ended December 31, 2009. Total operating expense for 2009 were $1,160,557 or 131.8% of revenue.

Depreciation and amortization expenses are included in operating expenses, and represent only the expenses of  CLW (and its only operating subsidiary SCWW) for the two months subsequent to acquisition. Depreciation and amortization for 2009 was $153,448 or 17% of revenue.

Interest and Financing Costs

Interest and financing costs for the year ended December 31, 2009 were $5,316,250, or 604% of revenue. Interest costs are primarily attributable to GEM Nevada and consist of:

a) interest on the line of credit and short and long term borrowings of $1,324,052; b) interest on advances from related parties of $154,673; and c) amortization of deferred finance fees and amortization of valuation discounts generated from beneficial conversion features related to the fair value of warrants and conversion features of long term debt of $3,816,035.

Other Non-operating Income

The Company had other non-operating income for the year ended December 31, 2009 of $29,032 or 0.3% of revenue.

Net Loss

The net loss for the twelve months ended December 31, 2009 was $14,952,442 or 1,698% of revenue. The net loss from continuing operations of $7,561,689 was primarily attributable to the operating and interest expenses detailed above as well as a loss on extinguishment of debt of $4,039,358 which was offset by a gain on derivative financial instruments of $2,998,369. The balance of the net loss of $7,390,753 was from discontinued operations.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities.  Net cash used in operations for the year ended December 31, 2009 was $967,637 as compared to $1,586,386 for the same period in 2008.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  The Company incurred a net loss of $14,952,442 and used cash in operations and discontinued operations of $967,637 during the year ended December 31, 2009. Continuing operations used cash of $6,534,584 and discontinued operations provided cash of $5,566,947.  As of December 31, 2009 the Company had current liabilities exceeding current assets by $21,080,137 primarily because of the reclassification of long term debt to current resulting from covenant provisions under the ComVest notes and had a stockholders’ deficiency of $15,787,835. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management completed a plan in February 2010 to divest certain parts of the business in order to satisfy obligations of its senior lender.  In conjunction with that strategy, the assets of GEM MobileTreatment Services (GEM MTS) were sold on August 17, 2009. GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced.   In conjunction with this transaction, all sources of cash from this entity have been classified in discontinued operations.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware  corporation, ("GEM DE") for cash (the “Sale”). . Luntz agreed to pay the Company $14 million for the purchased interests.  On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company (See Notes 4 and 16).

On November 13, 2009, the Company entered into a Stock Purchase Agreement  with United States Environmental Response, LLC, a California limited liability company pursuant to which we purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. SCWW, located in Ventura County, California, is a waste water management company  that operates a 12.7 mile pipeline from its facility to the City of Oxnard' water reclamation center.

The Company’s current source of cash is earnings from the CLW operation and proceeds from the sale of its previous operating entities.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Year Ended December 31, 2009

Operating activities for the year ended December 31, 2009 used $967,637 in cash. The net assets of the discontinued operations produced $5,566,947 in cash from operations. The net loss of $14,952,442 included a number of non-cash items incurred by the Company including expenses of $767,042 representing the fair value of vested options, $2,755,580 representing amortization of discount on financing agreements, $458,476 representing shares and warrants issued for services, $109,324 representing amortization of note discounts, $8,464,724 representing a loss on extinguishment, a change in the fair value of derivative liabilities of $2,998,369 and extinguishment of derivative liabilities of $5,033,366.

The Company used cash for investment in plant, property and equipment totaling approximately $385,222 for the year ended December 31, 2009. Capital expenditures increased due to the acquisition of equipment at Santa Clara Waste Water. Financing activities produced $1,049,306 for the year ended December 31, 2009 resulting primarily from borrowings from the senior lender.

These activities resulted in a $466,891 increase in cash balances for year ended December 31, 2009.

Stockholder Matters

The Company held its annual meeting of shareholders on June 19, 2009 to elect the directors and approve Weinberg & Co. P.A. as the independent certified public accountants of the Company.

The Company held a special meeting of shareholders on February 19, 2010 and approved the purchase agreement dated as of November 25, 2009, by and between the Company and Luntz Acquisition (Delaware) LLC.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
General Environmental Management Inc.

We have audited the accompanying consolidated balance sheets of General Environmental Management Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Environmental Management Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since its inception and has a stockholders’ deficiency at December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the method in which it accounts for determining if certain instruments (or embedded features) are indexed to its own stock effective January 1, 2009.

Weinberg & Company, P.A.
Los Angeles, California
April 9, 2010

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$466,891	$-
Accounts receivable, net of allowance for doubtful accounts of $ 10,000	974,340
Prepaid expenses and other current assets	56,196	-
Total Current Assets	1,497,427	-

Property and equipment – net of accumulated depreciation of $ 153,448	12,662,494	-
Restricted cash	900,122	899,784
Permits and franchises	1,455,534	-
Deferred financing fees	158,898	-
Deposits	184,920	-
Assets of GEM Delaware held for sale	2,922,639	6,559,888
Assets of MTS held for sale	-	3,019,039
Due from buyer - MTS	1,089,341	-
TOTAL ASSETS	$20,871,375	$10,478,711

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$2,176,801	$564,637
Accrued expenses	1,277,662	31,438
Payable to related entities	765,628	706,868
Current portion of financing agreement	12,461,780	10,366,544
Current portion of long term obligations	4,822,719	1,239,604
Current portion of acquisition notes payable	1,072,974	-
TotaCurrent Liabilities	22,577,564	12,909,091

LONG-TERM LIABILITIES :
Long term obligations, net of current portion	3,238,420	500,000
Acquisition Notes Payable, net of current portion	7,921,674	-
Derivative liabilities	2,921,552	-
Total Long-Term Liabilities	14,081,646	500,000

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 14,557,653 and 12,691,409 shares issued and outstanding, respectively	14,570	12,692
Additional paid in capital	54,721,872	53,585,035
Accumulated deficit	(70,524,277)	(56,528,107)
Total Stockholders' Deficiency	(15,787,835)	(2,930,380)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$20,871,375	$10,478,711

See accompanying notes to consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
REVENUES	$880,758	$-
COST OF REVENUES	894,455	-
GROSS LOSS	(13,697)	-
OPERATING EXPENSES	1,160,557	1,705,806
OPERATING LOSS	(1,174,254)	(1,705,806)

OTHER INCOME (EXPENSE):
Interest income	1,776	-
Interest and financing costs	(5,316,250)	(3,988,274)
Gain on derivative financial instruments	2,998,369	-
Loss on extinguishment of debt	(4,039,358)	-
Loss on disposal of fixed assets	(2,940)	-
Other non-operating income (expense)	(29,032)	-
LOSS FROM CONTINUING OPERATIONS	(7,561,689)	(5,694,080)
LOSS FROM DISCONTINUED OPERATIONS	(7,390,753)	(1,455,629)
NET LOSS	$(14,952,442)	$(7,149,709)

Net loss per common share, basic and diluted:
Continuing operations	$(.55)	$(.45)
Discontinued operations	(.54)	(.12)
Net loss	$(1.09)	$(.57)

Weighted average shares of common stock outstanding, basic and diluted	13,653,295	12,578,104

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Preferred Stock		Additional
	Common Stock		Series B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	12,473,885	$12,474	-	$-	$50,151,615	$(49,378,398)	$785,691

Issuance of stock to related party for extension of debt	200,000	200	-	-	219,800	-	220,000

Issuance of warrants to related party for extension of debt, financial and advisory services	-	-	-	-	459,887	-	459,887

Fair value of warrants issued for financing	-	-	-	-	1,674,036	-	1,674,036

Fair value of warrants issued for services	-	-	-	-	99,675	-	99,675

Issuance of stock on exercise of warrants	5,000	5	-	-	2,995	-	3,000

Issuance of common stock for services	12,524	13	-	-	13,137	-	13,150

Fair value of extension of warrants	-	-	-	-	128,333	-	128,333

Stock compensation cost for value of vested options	-	-	-	-	835,557	-	835,557

Net loss for year 2008	-	-	-	-	-	(7,149,709)	(7,149,709)

Balance, December 31, 2008	12,691,409	12,692	-	-	53,585,035	(56,528,107)	(2,930,380)

Cumulative effect of change in accounting principle – January 1,2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities					(1,674,036)	956,271	(717,765)

Stock compensation cost for value of vested options					767,042		767,042

Fair value of warrants issued for services					458,476		458,476

Issuance of shares on exercise of warrants and options	6,500	6			3,931		3,937

Issuance of shares on conversion of debt	1,009,744	1,022			639,456		640,478

Fair value of shares issued to secured lender	600,000	600			449,400		450,000

Fair value of warrants issued on conversion of interest					231,140		231,140

Fair value of shares issued for services	250,000	250			114,750		115,000

Fair value of warrants issued in connection with acquisition					146,678		146,678

Net Loss						(14,952,442)	(14,952,442)

Balance, December 31, 2009	14,557,653	$14,570	-	$-	54,721,872	$(70,524,277)	$(15,787,835)

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(14,952,442)	$(7,149,709)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	184,417	1,226,178
Amortization of discount on notes	2,755,580	388,285
Amortization of valuation discount to related party	109,324	-
Fair value of warrants issued to related party for
financing services		57,405
Fair value of extension of warrants		128,333
Fair value of vested options	767,042	835,557
Fair value of shares and warrants issued for services	458,476	112,826
Fair value of common stock issued for services	115,000	-
Costs to induce conversion of notes payable	157,196	-
Costs to induce conversion of accrued interest to common stock	231,140	-
Change in fair value of derivative liabilities	(2,998,369)	-
Extinguishment of derivative liabilities	4,039,358	-
Accrued interest on notes payable	237,604	36,897
Amortization of discount on convertible debt		2,439,863
Amortization of deferred financing fees	3,956	458,259
Changes in assets and liabilities:
Accounts Receivable	356,883	-
Prepaid and other current assets	29,165	-
Decrease in deposits and restricted cash	(5,550)	-
Increase (Decrease) in accounts payable	780,113	-
Fair value of warrants issued to modify debt	-	-
Accrued interest on notes payable	156,692	-
Accrued expenses and other liabilities	1,039,831	-
NET CASH USED IN CONTINUING OPERATIONS	(6,534,584)	(1,466,106)
NET CASH PROVIDED BY CHANGE IN NET ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	5,566,947	(120,280)
NET CASH USED IN OPERATING ACTIVITIES	(967,637)	(1.586.386)

INVESTING ACTIVITIES:
Acquisitions including (net of) cash received	492,193	(2,218,559)
Additions to property and equipment	(106,971)	(478,583)
NET CASH USED IN INVESTING ACTIVITIES	385,222	(2,697,142)

FINANCING ACTIVITIES
Net advances from (repayment of) Laurus notes	-	(6,413,605)
Net advances from notes payable – financing agreement	946,455	11,642,908
Advances on letters of credit	90,000	-
Payments on deferred fees		(147,607)
Payments on notes payable	(61,086)	(1,289,964)
Issuance of notes payable to related parties		472,500
Payments on capital leases		(554,567)
Payments on investor notes payable	(37,500)	(67,500)
Proceeds from issuance of common stock		-
Proceeds from exercise of warrants	3,937	3,000
Advances from related parties	107,500	59,765
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,049,306	3,704,930

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	466,891	(578,598)

Cash and cash equivalents at beginning of year	-	954,581

CASH AND CASH EQUIVALENTS AT END OF YEAR	$466,891	$375,983

(continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2009		2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense		$1,166,551	$1,159,526

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES :
Fair value of warrants issued to related party for extension of debt	$		$222,500
Fair value of shares issued to related party for extension of debt			220,000
Acquisition of leased equipment and capital lease obligations			1,658,066
Valuation of warrants allocated to deferred fees			179,982
Conversion of related party debt to common stock		314,756	-
Conversion of notes payable and accrued interest to common stock		108,526	-
Conversion of fees due to related party to common stock		-	-
Issuance of note payable on acquisition			1,250,000
Value of warrants and beneficial conversion feature on notes			1,674,035
Closing fees due to related party included as deferred financing fees			250,000
Fair value of warrants and valuation discount after modification		8,826,697	-
Reclassification of net assets of GEM MTS held for sale to amount due from MTS		1,089,341
Cumulative effect of adoption of accounting principle and establishment of derivative liability on:
Notes payable		1,408,828	-
Stockholders’ deficiency		717,763	-

See accompanying notes to the consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $14,952,442 and utilized cash in operating activities of $967,637 during the year ended December 31, 2009, and as of December 31, 2009 the Company had current liabilities exceeding current assets by $21,080,137 and a stockholders’ deficiency of $15,787,835.   These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is also in default of certain of its note payable obligations.

Management is executing a plan to divest certain parts of the business in order to satisfy obligations of its senior lender.  In conjunction with that strategy, the assets of GEM Mobile Treatment Services (GEM MTS) on August 17, 2009 GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. Total reduction in indebtedness to CVC could amount to more than $7 million (See Note 4).

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware  corporation, ("GEM DE") for cash (the “Sale”). Luntz agreed to pay the Company $14 million for the purchased interests.  On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company (See Notes 4 and 16).

The Company will continue to operate in the environmental services sector after the Sale. However our primary focus and point for development will center on the SCWW treatment facility and the treatment of non-hazardous waste water.  SCWW has been treating non-hazardous waste water for the oil and gas industry, industrial clients, and domestic waste generators for 50 years.  Current clients that generate non-hazardous waste for SCWW also have a wider range of waste streams that SCWW currently services, including solids, tank bottoms and drilling muds, and hazardous waste streams.  We will continue to provide the full range of services to SCWW’s clientele that SCWW currently offers.

The Company will also research technological opportunities in the waste-to-energy (W-T-E) marketplace as a further resource for our non-hazardous waste water treatment facilities.  A W-T-E solution for managing the treating waste provides a significant advantage for generators of the waste, the environment, and the Company.

The Company will continue to develop SCWW as the foundation of our core business in the non-hazardous waste water treatment sector.  We intend to do this through internal growth by offering SCWW’s integrated solution for generators of non-hazardous waste water and by making strategic acquisitions of non-hazardous waste water treatment companies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of General Environmental Management, Inc., a Nevada corporation, and it’s wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation, GEM Mobile Treatment Services, Inc., a California corporation, Island Environmental Services, Inc., a California corporation,  General Environmental Management of Rancho Cordova, LLC and California Living Waters Inc. Inter-company accounts and transactions have been eliminated.

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

The Company's business activities also include providing wastewater treatment for companies and haulers in Ventura County, California, and in adjacent counties. The Company recognizes revenue at the time its customers unload untreated wastewater at the Company's facility. Concurrent with the recognition of revenue, the Company records the estimated costs to treat and dispose of the wastewater on hand.

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

During the year ended December 31, 2009 and 2008, one customer accounted for 3% and 14% of revenues, respectively.  As of December 31, 2009 and 2008, one customer accounted for 11% and 24% of accounts receivable, respectively.

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

Level 1- Quoted prices in active markets for identical assets or liabilities. Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly. Level 3- Unobservable inputs based on the Company's assumptions.

FASB issued authoritative guidance that requires the use of observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy  for the year ended December 31, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants and embedded derivatives	-	-	$2,921,552	$2,921,522

See Notes 8 and 11 for more information on these financial instruments.

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

(g) Cash

Cash in bank and short term investments with maturities fewer than thirty days are recorded as cash balances.

(h) Trade Receivables

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

Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. In accordance with the Company’s operating permit for the fully permitted Treatment, Storage, and Disposal Facility in Rancho Cordova, California , the Company is liable for certain costs involving the ultimate closure of the facility.  These expenses include costs of decommissioning, remediation, and incremental direct administration costs to close the facility. Current accounting guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset.  When a liability is initially recorded, the Company capitalizes the cost by increasing the carrying value of the related facility (long-lived asset).  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the facility.  Upon settlement of the liability, a gain or loss will be recorded.  The Company recorded asset retirement liabilities of $2,013 in 2009 and $2,013 in 2008.

(j) Permits and Franchises

The Company accounts for intangible assets including permits and franchises pursuant to the guidance of Financial Accounting Standards Board. In accordance with this guidance, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.  If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of its permits and franchises at December 31, 2009 and December 31, 2008.

(k) Impairment of Long-Lived Assets

The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of its long lived assets at December 31, 2009 or 2008.

(l)  Deferred Rent

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

(m) Income Taxes

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

 (n) Stock Compensation Costs

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

(o) Net Loss per Share

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

These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2009 and 2008 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008, potentially dilutive securities consisted of convertible preferred stock, outstanding common stock purchase warrants, convertible debt and stock options to acquire an aggregate of 15,256,481 shares and 16,497,553 shares, respectively.

(p) Change in accounting principle

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB which affects the accounting for warrants and many convertible instruments.  The Company determined the warrants and convertible debt issued in 2008 and 2009 contained re-set provisions that preclude them from being indexed to the Company’s own stock.  As a result, the warrants and conversion feature previously classified in equity were reclassified to derivative liabilities (see Note 10).

(q) Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB  updated the accounting principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.   ACQUISITION

On November 13, 2009, the Company entered into a Stock Purchase Agreement  with United States Environmental Response, LLC, a California limited liability company pursuant to which we purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. SCWW, located in Ventura County, California, is a waste water management company  that operates a 12.7 mile pipeline from its facility to the City of Oxnard' water reclamation center  The Agreement is subject to a rescission if the Company does not pay certain indebtedness to its senior lender by close of business on March 12, 2010. On February 26, 2010 the Company paid its indebtedness to the senior lender and satisfied its obligations related to this rescission (see Note 16).

In consideration for the sale, GEM issued six promissory notes in the aggregate principal amount of $9,003,000, and warrants to purchase 425,000 shares of GEM's common stock valued at $146,678 based upon a black scholes valuation model. The Notes bear interest at 6.5 per cent per annum. Two of the Notes, totaling $3,778,000 are convertible into a total of 15% of GEM's common stock on a fully diluted basis upon the occurrence of certain future events (see Note 10).  The acquisition was accounted for as a purchase.  As such, the results of SCWW operations have been included in the consolidated financial statements since November 13, 2009. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase Price
Issuance of Notes Payable	$9,003,000
Fair Value of Warrants Issued	146,678
Total Purchase Price	9,149,678

Purchase price allocation
Fair value of net assets acquired	$7,218,360
Excess purchase price – allocated to acquired pipeline	1,931,318
Total purchase price allocation	9,149,678

The Company allocated the excess of net assets acquired to acquired pipeline and permits based upon a preliminary valuation. The Company has not yet finalized the purchase price allocation which may change upon the completion of a final analysis of assets and liabilities.

The following sets out the pro forma operating results for the year ended December 31, 2009 and 2008 for the Company had the acquisition occurred as of January 1, 2008:

	Pro Forma (Unaudited) Years ended December 31,
	2009	2008
Net sales	$6,172,625	$7,615,880

Cost of sales	4,544,928	4,593,040

Gross profit	1,627,697	3,022,840

Operating expenses	2,148,816	3,697,990

Operating loss	(521,119)	(675,150)

Other income (expense):
Interest income	2,189	-
Interest expense and financing costs	(5,695,736)	(4,510,156)
Gain on derivative financial instruments	2,998,369	-
Loss on extinguishment of debt	(4,039,358)	-
Loss on disposal of fixed assets	(308,069)	-
Other non-operating income (expense)	(28,971)	5,256
Loss from operations	(7,592,695)	(5,180,050)
Loss from discontinued operations	(7,390,753)	(1,455,629)
Provision on income taxes	-	(205,612)
Net Loss	$(14,983,448)	$(6,841,291)
Loss per weighted average share, basic and diluted:
Continuing operations	$(.55)	$(.43)
Discontinued operations	$(.54)	$(.11)
	(1.09)	(.54)

4.   DISCONTINUED OPERATIONS

Sale of GEM Mobile Treatment

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

Concurrent with the closing of the sale of GEM MTS, the Company assigned with full recourse and full representation and warranty of title and ownership the promissory note to the Company’s senior lender (See Note 7). The Company also entered into a subordinated collateral agreement with GEM MTS in order to secure potential obligations related to indemnification payments it may hereafter become obligated to make to MTS in accordance with the Agreement.

The transaction resulted in the Company receiving $4,510,659 excess of consideration ($5.6 million note) over the $1,089,341 of net assets to be disposed. The Company analyzed the current accounting guidance and determined that the gain included in this transaction should not be recognized in the current period.  In making  this decision the Company determined that the buyers initial investment did not qualify for recognition of profit by the full accrual method as the company did not receive sufficient cash proceeds upon the consummation of the transaction, and collection of the amounts due are uncertain.  Under this method the note receivable has not been recorded, and no profit will be recognized until cash payments by the buyer exceed the sellers cost of the assets.  The transaction will be reassessed in the future to determine if it has met the criteria for the full accrual method, and at that time any unrecognized income will be recognized in the income statement. The Company has reflected the $1,089,341 of net assets of MTS sold at the date of the transaction as due from buyer as of December 31,2009 as no payment on the note have been received.

The Company has reclassified its December 31, 2008 balance sheet to segregate the net assets of Gem Mobile Treatment Services, Inc. Components of the net assets as of that date are as follows:

December 31, 2008
Current assets	$1,822,860
Property and Equipment – net of accumulated depreciation	1,952,410
Goodwill and Intangibles	1,121,794
Other assets	46,443
TOTAL ASSETS	4,943,507

Current liabilities	1,019,278
Long-term liabilities	905,190
TOTAL LIABILITIES	1,924,468
ASSETS OF MTS HELD FOR SALE	$3,019,039

Sale of General Environmental Management Inc.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc.) Luntz agreed to pay the Company $14 million for the purchased interests.  On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale. The Company has classified the assets and liabilities of  General  Environmental Management Inc. as “Net Assets held for Sale” as of December 31, 2009, and reclassified the prior year financial statements to conform to the current year presentation.

A summary of the assets and liabilities of General Environmental Management Inc. as of December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008

Current assets	$2,453,085	5,820,155
Property and Equipment – net of accumulated depreciation	4,901,641	5,830,799
Goodwill and Intangibles	612,615	689,106
Other assets	561,433	1,058,193
TOTAL ASSETS	8,528,774	13,398,253

Current liabilities	4,928,153	5,956,012
Long-term liabilities	677,982	882,353
TOTAL LIABILITIES	5,606,135	6,838,365
ASSETS OF GEM DELAWARE HELD FOR SALE	$2,922,639	$6,559,888

The operating results of these discontinued operations for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008

Net sales	$23,244,336	34,864,714

Cost of sales	21,944,809	28,981,325

Gross profit (Loss)	1,299,527	5,883,389

Operating expenses	8,538,039	6,691,549

Operating loss	(7,238,512)	(808,160)

Other income (expense):
Interest income	134,003	17,569
Interest expense and financing costs	(387,457)	(706,768)
Gain on disposal of fixed assets	66,050	-
Other non-operating income	35,163	41,730
Loss from discontinued operations	$(7,390,753)	$(1,455,629)

5. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of December 31, 2009 and 2008:

	2009	2008
Land	$3,225,000	$-
Vehicles	90,776	-
Machinery and equipment	818,606	-
Land improvements	310,131	-
Plant and pipeline	8,308,929	-
Construction in progress	62,500	-
	12,815,942	-
Less accumulated depreciation and amortization	153,448	-
Property and equipment net of accumulated depreciation and amortization	$12,662,494	$-

All property and equipment existing at December 31, 2008 has been reclassified to net assets net for sale. During 2009, property and equipment with a cost of $4,630,642 and accumulated depreciation of, $1,223,946 was sold as part of the sales to MTS (see Note 4). Subsequent to December 31, 2009, property and equipment with cost $7,897,399 and accumulated depreciation of all  $2,995,757 was sold as part of the sale to Luntz and has been reflected on the accompanying balance sheet as the Net Assets held for sale (see Note  4).

The Company recorded depreciation expense of $153,448 for the year ended December 31, 2009.  The Company recorded depreciation expense on the property and equipment related to its discontinued operations of $1,366,777 and $1,062,960 which is in included in net loss from discontinued operations for the years ending December 31, 2009 and 2008, respectively.

6.  PERMITS AND FRANCHISES

The Company acquired certain permit rights for construction of a pipeline as part of its acquisition of SCWW. The permits allow the pipeline to connect to the City of Oxnard water works system and have a five year life, although they are renewable indefinitely, in five year increments, at minimal costs. The franchises are related to the use of the pipeline and have a 20 year life. The total value of the permits and franchises are being amortized over a remaining contractual life of the franchise agreements of 12 years commencing at the date of acquisition.

Amortization of the permits and franchises for the next five years is expected to be as follows:

Years ending December 31,
2010	$160,904
2011	160,904
2012	160,904
2013	160,904
2014	160,904
Thereafter	651,014
$1,455,534

7.   RELATED PARTY TRANSACTIONS

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. GPP owns 5% of the Company’s common stock at December 31, 2009.

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008, the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the year ended December 31, 2009 includes $109,324 for amortization of this discount. The valuation discount was fully amortized at September 30, 2009.  On February 13, 2009 the maturity date was extended until March 31, 2010. As of December 31, 2009, $534,129 remained outstanding (including accrued interest of $61,719).

In 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000. The cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at December 31 2009 and December 31, 2008. During the year ended December 31, 2009, GPP agreed to convert $150,000 of the cash owed to them and $164,756 incurred for other fees and costs into 524,594 shares of the Company’s common stock in settlement for amounts due.  The balance due to GPP as of December 31, 2009 is $100,000.

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. During the year ended December 31, 2009 the Company made payments on the advance totaling $7,500. At December 31, 2009 the balance due on the advance was $107,500.

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

Software Support

In 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Service costs related to the agreement total $10,800 per month. As of December 31, 2008, $92,555 of such fees had been prepaid to Lapis and included in the accompanying balance sheet as part of prepaid expenses.  During 2009, the Company made further advances of $224,454 to Lapis.  At December 31, 2009, the Company determined that the total paid to Lapis no longer had continuing value to the Company given the divestiture of its recycling management business and recorded a charge of  $317,009.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 5) and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost is being amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.  As of December 31, 2009, there was $20,000 of accrued payments due under these leases.

8.   SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”).
The amounts due under these financings at December 31, 2009 and December 31, 2008 are as follows:

	December 31,	December 31,
	2009	2008
Secured Notes from CVC California	$14,658,365	$13,547,909
Valuation Discount	(2,196,585)	(3,181,365)
	$12,461,780	$10,366,544

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

The Company had discussions with CVC to obtain a waiver of the Default and continued to operate in the normal course of business and receive advances under the Revolving Credit Commitment facility.  On June 1, 2009, the Company and CVC entered into an Amendment to the Agreement to modify the terms of the agreement and relieve the events of default.  CVC waived the Events of  Default consisting of the non-payment by the Company of the principal installments due under the Term Note on May 1, 2009 and June 1, 2009, and further waived  the Events of Default consisting of the failure of the Company to comply with Section 6.18 of the Loan Agreement for the periods ended December 31, 2008 and March 31, 2009, and waived all rights to collect the increased interest chargeable under the Notes by reason of the foregoing Events of Default.  The Company is currently in default, as such the entire note has been shown as current in the accompanying balance sheet as of December 31, 2009.

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

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including June 1, 2010, and (ii) a final installment due and payable on June 30, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to (a) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at December 31, 2009 was $6,314,700.

The principal amount of the Convertible Note and accrued interest thereon is convertible into shares of the Company's common stock at a price of $0.60 per share, subject to anti-dilution adjustments. The Company has agreed to register all of the shares that are issuable upon conversion of the Convertible Note.

(ii) an Amended and Restated  Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the " Revolving Note").  The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at December 31, 2009 was $1,700,000.

The Amended and restated Secured Non-convertible Revolving Credit Note was amended on November 25, 2009 with an Overadvance Note in the amount of $1,190,357.The principal amount of the Overadvance Note bears interest at the rate of 15% per annum and is payable on demand or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event.  The balance of the Overadvance Note outstanding at December 31, 2009 was $1,043,665.

Subsequent to December 31, 2009, the balance of the Convertible Note and the Amended and Restated  Secured Non-convertible Revolving Credit Note was paid off.  See Note 16.

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment. The balance of the Term Note outstanding at December 31, 2009 was $5,600,000. The Company is currently in default, as such in the entire note has been shown as current.

On August 17, 2009, the Company had entered into a Stock Purchase Agreement with MTS Acquisition Company ("MTS"), pursuant to which the Company sold all of the issued and outstanding common stock of GEM Mobile Treatment Services, Inc. (“GEM MTS”). Consideration for the sale of GEM MTS was in the form of a promissory note (“the MTS Note") in the aggregate amount of $5.6 million, (payable on the same dates and terms as the Term Note), the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC.  As the MTS Note is paid to CVC by MTS, the Company's indebtedness to CVC will be reduced ..

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

Concurrent with the accounting for the issuance of the new debt after the extinguishment on September 4, 2009, the Company reflected a new valuation discount of $3,660,977 based upon the fair value of the derivative liability and warrants (see Note 10). During the period September 4, 2009 through December 31, 2009, the Company amortized $1,464,392 of the new note discount, leaving an unamortized note discount of $2,196,585 as of December 31, 2009.

9. ACQUISITION NOTES PAYABLE

On November 6, 2009, Company entered into a Stock Purchase Agreement  ("CLW Agreement") with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company.  . In consideration for the sale, the Company issued six promissory notes (individually a "CLW Note" and collectively, the "CLW Notes") in the aggregate principal amount of $9,003,000 as follows:

$2,000,000 CLW the Seller's Note-- Payment of the outstanding principal of the CLW the Seller’s Note is due and payable in four (4) installments as follows: (A) Two Hundred Fifty Thousand Dollars ($250,000) in November, 2009, (B) Five Hundred Thousand Dollars ($500,000) and accrued interest on June 30 2010; (C) One Million Dollars ($1,000,000) and accrued interest on January 1, 2011 (D) the balance of all residual principal and accrued interest on March 31, 2011. The balance of the Note at December 31, 2009 was $2,000,000.

$1,700,000 CLW Note One-- Payment of the outstanding principal of CLW Note One is due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2019.  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon” payment. The balance of the Note at December 31, 2009 was $1,696,917.

$1,100,000 CLW Note Two-- Payment of the outstanding principal of this CLW Note Two is due and payable in sixty (60) installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2014. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first fifty-nine (59) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note; and (B) the final, “balloon” payment on November 1, 2014.  The balance of the Note at December 31, 2009 was 1,095,501.

 $425,000 CLW Note Three-- Payment of the outstanding principal of the CLW Note is due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2019.  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon”. CLW Note Three is convertible at any time in full or in part (but if in part, then only in principal increments of $100,000 or an integral multiple thereof) into shares of common stock of Company at the conversion rate of Four Dollars ($4.00) per share, subject to adjustment. The balance of the Note at December 31, 2009 was $424,230.

$1,600,000 CLW Note Four-- Payment of the outstanding principal of the CLW Note Four is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 5% of the common stock of Company on a fully diluted basis until Company achieves a Capital Restructuring Goal. Capital Restructuring Goal means the concurrent fulfillment of each of the following events: (i) the CLW Seller’s Note shall have been fully paid on the terms thereof as to all theretofore outstanding principal, interest, costs and expenses; (ii) Company shall have available, as properly reflected in Company’s books one million dollars ($1,000,000) in uncommitted working capital (not including any working capital lines of credit); and (iii) Company shall have invested into SCWW capital of at least one million dollars $1,000,000. The balance of the Note at December 31, 2009 was $1,600,000.

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal.The balance at December 31, 2009 was $2,178,000.

Future annual maturities under these notes payable are as follows at December 31, 2009:

Year Ended December 31,

2010	$1,072,975
2011	1,101,131
2012	107,904
2013	115,130
2014	124,461
Thereafter	6,473,047
$8,994,648

10.   LONG TERM OBLIGATIONS

Long term obligations consist of the following at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

(a) Notes Payable, National Bank of California	$4,175,187	$-
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	489,605
(d) Note payable, Wiker Trust	279,306	-
(e) Note payable, Agua de Oro 2	47,969	-
(f) Equipment Note payable, OMNI Bank	19,442	-
(g) Note payable, Individual	27,900	-
(h) Subordinated notes payable	1,800,000	-
Total Notes Payable	8,121,055	1,739,605
Less Note discount	59,916	-
Less current portion	4,822,719	1,239,605
Notes payable, net of current portion	$3,238,420	$500,000

(a) Notes payable to National Bank of California consists of the following at  December 31, 2009

(i) Note payable, National Bank of California 1	$1,779,060
(ii) Note payable, National Bank of California 2	1,701,137
(iii) Note payable, National Bank of California 3	58,741
(iv) Note payable, National Bank of California 4	145,982
(v) Note payable , National Bank of California 5	490,267
Total	$4,175,187

(i) Note payable to National Bank of California, 80% guaranteed by the USDA and various related parties of the Company, bears interest at Prime plus 1%, and is payable over 20 years. (i) Note payable to National Bank of California, 80% guaranteed by the USDA and various related parties of the Company, bears interest at Prime plus 1%, and is payable over 20 years. The loan is secured by a first lien on all assets and commercial real estate of the Company, including the pipeline, and is due in 2026.

(ii) Note payable National Bank of California, 80% guaranteed by the USDA and various related parties of the Company, bears interest at Prime plus 1%, and is payable over 20 years. The loan is secured by a first lien on all assets and commercial real estate of the Company’s California Living Water Subsidiary, including the pipeline, and is due in 2026.

(iii) Note payable to National Bank of California, 80% guaranteed by the USDA and various insiders of the Company, bears interest at Prime plus 1%, and is payable over 5 years. The loan is secured by a first lien on all assets and commercial real estate of the Company’s California Living Water Subsidiary, and is due in 2011.

(iv) Note payable to National Bank of California, guaranteed by various related parties of the Company, interest at Prime plus 2%, payable over five years. This loan is secured by equipment and is cross collateralized to all other notes with National Bank of California.

(v)  Note payable to National Bank of California, secured primarily by accounts receivable, bearing interest at Prime plus 2%.  The note is due on March 5, 2010.

The above loans are subject to certain covenants with the senior lender, National Bank of California.  The affirmative covenants apply to the financial results of the Company’s subsidiary, SCWW, and include certain ratio requirements such as current ratio, Debt / Worth ratio and debt service.  At December 31, 2009, SCWW was not in compliance with certain of these covenants, and as such, the notes are in default. The company is currently in discussions to resolve the default, and has classified the notes as current in the accompanying December 31, 2009 balance sheet.

(b) On August 31, 2008, the Company entered into a stock purchase agreement with Island Environmental. As part of the consideration for the purchase, the Company issued two three year promissory notes totaling $1.25 million.  The first note is payable to the former owners in the amount of $1,062,500.  The second note is payable to NCF Charitable Trust in the amount of $187,500.  The notes bear interest at eight percent (8%) with the entire balance of interest and principal payable August 31, 2011.  In conjunction with the revision to the agreements with CVC described in Note 7 an amendment to these notes was executed that all interest payments and principal payments due pursuant to the notes were deferred until August 31, 2011.

(c) During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the Transfer Storage Disposal Facility (TSDF) located in Rancho Cordova, California.  The notes were secured by the TSDF, carried an interest rate of eight percent (8%) per annum, and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  The notes were initially due June 30, 2009, but were extended to September 30, 2011.   As of December 31, 2008, notes payable of $422,500 plus accrued interest of $67,105 remained outstanding.

On July 1, 2009 three note holders entered into new promissory note agreements that replaced in full the principal of the Loan and Security Agreement dated June 1, 2004. The notes are unsecured and carry an interest rate of ten percent (10%) per annum. The principal of the notes is due December 31, 2010.

On August 1, 2009  accrued interest of  $168,528 was converted into 485,150 shares of common stock. As an incentive to convert the accrued interest into shares of the Company's common stock, the Board of Directors awarded 663,814 fully vested warrants to purchase common stock of the Company to the three convertible note holders. The warrants are exercisable at $0.52 per share and have a forty (40) month term. The value of these warrants was calculated at $231,140 and included in the statement of operations for the year ending December 31, 2009 as a cost to induce conversion.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.72 % and expected volatility of 104.54%. As of December 31, 2009, notes payable of $500,000 and accrued interest of $21,252 remained outstanding.

(d) The Wiker Trust obligation is interest only, bearing interest at 7.75% per annum, due August 1, 2012. This is an unsecured note that is subordinated to the National Bank of California notes.

(e) An unsecured four-year note, bearing interest at 15%, payable in monthly installments of $6,130, including interest. This note is subordinated to the National Bank of California notes.

(f) Note payable relating to the purchase of equipment. The note bears interest at 10.88% per annum, payable in 36 monthly installments of principal and interest at $2,456. This obligation is subordinated at the National Bank of California notes.

(g) An unsecured four-year note, bearing interest at 15%, payable in monthly installments of $6,130, including interest. This note is subordinated to the National Bank of California notes.

(h) The Company has two notes payable that are subordinated to the notes payable  to National Bank of California. The subordinated Notes Payable consists of the following at December 31, 2009:

(i) Note payable, Wiker Trust	$800,000
(ii) Note payable, US Environmental Response	1,000,000
Total	$1,800,000

(i) The Wiker Trust obligation is interest only, bearing interest at 7.75% per annum, due August 1, 2012. This is an unsecured note that is subordinated to the National Bank of California notes. The Wiker Trust is a charitable remainder trust who made the initial loan to the Company in order to fund the acquisition of SCWW in 2004.  The CEO of SCWW is a trustee of the Wiker Trust.

(ii) The United States Environmental  Response (“USER”) note, formerly held by Aqua de Oro, is a four year note, bearing interest at 7.75%, payable in monthly installments of $6,458 for 7 years, with all remaining principal and interest due on July 31, 2011. The CEO of SCWW is the President of USER. The balance due represents funds paid by Company to the court appointed disbursing agent for the benefit of approved creditors. This is an unsecured note that is subordinated to the National Bank of California notes and all debts allowed in the Company's bankruptcy reorganization.

 Future annual maturities under these notes payable are as follows at December 31, 2009:

Year Ended December 31,

2010	$4,822,719
2011	1,873,130
2012	66,000
2013	66,000
2014	43,206
Thereafter	1,190,085
$8,061,140

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

The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	December 31, 2009	September 4, 2009	June 1, 2009	December 31, 2008
Conversion feature:
Risk-free interest rate	.40%	.42%	1.14%	1.66%
Expected volatility	137.57%	115.22%	88.02%	78.66%
Expected life (in years)	0.75	0.83	2.25	2.67
Expected dividend yield	0.0%	0.0%	0.0%	0.00%

Warrants:
Risk-free interest rate	-	-	2.66%	4.78%
Expected volatility	-	-	88.02%	78.66%
Expected life (in years)	-	-	5.25	5.67
Expected dividend yield	-	-	0.00%	0.00%

Fair Value:
Conversion feature	$896,542	$1,635,977	$3,637,437	$624,385
Warrants	2,025,000	2,025,000	1,528,283	1,502,205
	$2,921,542	$3,660,977	$5,165,720	$2,126,590

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

The value of the 2.7 million warrants at September 4, 2009 and December 31, 2009 was based on the put option price of $0.75 per warrant share (see Note 7).

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

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2009.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The convertible note amount represents the discount recorded upon adoption of the accounting.  This discount will be recognized on a monthly basis through the maturity date of the notes.

As of December 31, 2009, the derivative liabilities amounted to $2,921,552.

12.   STOCKHOLDERS’ EQUITY

Common Stock for Services

On October 9, 2008, a consultant to the Company agreed to convert $13,150 in fees into 12,524 shares of common stock based upon the fair value of the stock at the date of the agreement.

During the year ended December 31, 2009, the Company issued 250,000 shares of its common stock valued at $115,000 based upon the trading price at that date of the agreement for consulting services.

Issuance of Common Stock on Exercise of Stock Options and Warrants

On March 27, 2009 one employee exercised 250 options granted under the Company’s 2007 Employee Stock Option Plan resulting in net proceeds to the Company of $187. On May 15, 2009 one stockholder exercised 6,250 warrants granted by the Company resulting in net proceeds to the Company of $3,750.

Issuance of Common Stock on Conversion of Debt

During the year ended December 31, 2009, GPP (a related entity – see Note 7) agreed to convert $150,000 of amounts owed to them and $164,756 incurred for other fees and costs into 524,594 shares of the Company’s common stock in settlement for amounts due.  On August 1, 2009  accrued interest due under certain investor notes of  $168,528 was converted into 485,150 shares of common stock (See Note 10).

As the trading price of the common shares issued on the date of settlement exceeded the amount of liabilities settled, the Company recognized additional interest expense of $157,193 which has been reflected as an expense in the accompanying statement of operations.

13.   STOCK OPTIONS AND WARRANTS

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

The Company issues stock options to employees, directors and consultants under the 2007 Stock Option Plan.  Employee and Non-employee options vest according to the terms of the specific grant and expire 8 years from date of grant.  Stock option activity for the years ended December 31, 2009 and 2008 was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2008	5,000,193	$1.64
Options granted	173,000	1.35
Options exercised	-	-
Options cancelled	(385,853)	1.44
Options, December 31, 2008	4,787,340	1.65
Options granted	604,500	0.75
Options exercised	(250)	0.75
Options cancelled	(1,991,435)	1.57
Options outstanding, December 31, 2009	3,400,155	$1.54
Options exercisable, December 31, 2009	2,850,776	$1.60

During the years ended December 31, 2009 and 2008, the Company reflected $767,042 and $835,557, respectively, as the fair value of the vested stock compensation. As of December 31, 2009, the value of the remaining compensation to be recognized of $402,509 will be amortized as compensation expense over the next 27 months as the options vest. The options had no intrinsic value at December 31, 2009.

Options outstanding at December 31, 2009 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total options outstanding	Weighted average remaining life in years	Total weighted average exercise price	Options exercisable	Exercisable weighted average exercise price
$48.00	134	3.17	$48.00	134	$48.00
39.00	9,335	3.33	39.00	9,335	39.00
35.10	117	3.58	35.10	117	35.10
30.00	19,229	3.83	30.00	19,229	30.00
25.80	-	-	25.80	-	25.80
6.60	1,535	4.58	6.60	1,305	6.60
2.50	262,000	7.83	2.50	196,484	2.50
1.99	6,000	8.33	1.99	3,750	1.99
1.70	214,000	8.00	1.70	159,617	1.70
1.19	2,373,375	8.08	1.19	2,227,880	1.19
1.10	56,498	7.25	1.10	28,494	1.10
1.05	23,810	8.83	1.05	14,615	1.05
0.75	434,122	8.58	0.75	189,816	0.75
$0.75 - $48.00	3,400,155	7.58	$1.25	2,850,776	$1.25

Warrants

During 2009, the Company issued warrants to acquire 1,234,200 shares of its common stock to related entities valued in the aggregate at $458,476 as follows:

On January 7, 2009 the Board of Directors awarded 70,000 fully vested warrants to a non-employee director serving on the Board of Directors. The warrants are exercisable at $0.75 per share and have a 7 year life as noted per the Company’s board approval. The value of these warrants was calculated at $37,743 and included in the statement of operations for the year ending December 31, 2009.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.66% and expected volatility of 78.66%.

On September 2, 2009 the Board of Directors awarded 880,250 fully vested warrants to purchase common stock of the Company to  three former Vice Presidents. A portion of the warrants are exercisable at $1.19 per share, a portion exercisable at $0.75 per share with the balance exercisable at $1.70 per share. All warrants have a five (5) year term. The value of these warrants was calculated at $235,543 and included in the statement of operations for the year ending December 31, 2009.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 2.33 % and expected volatility of 115.22%.

On June 30, 2009, the Company’s board of directors approved the grant of warrants to GPP, a related party, for its continued advisory services.  The board approved issuance of warrants to purchase up to 185,000 of the Company’s shares at an exercise price of $0.60, with a term of 4 years (48 months).  The value of these warrants was calculated at $117,541 and included in the statement of operations for the year ending December 31, 2009.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 2.33 % and expected volatility of 115.22%.

The Company’s board of directors also approved the issuance of warrants to a consultant to purchase up to 50,000 of the Company’s shares at $0.60, with a term of 4 years (48 months).  The warrants were granted for research services provided to the Company.   The value of these warrants was calculated at $31,768 and included in the statement of operations for the year ending December 31, 2009.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 2.33 % and expected volatility of 115.22%.

On January 1, 2009, the Company’s board of directors approved the grant of warrants to GPP, a related party, for agreeing to open a letter of credit facility on behalf of the Company.  The board approved the issuance of warrants to purchase up to 48,950 of the Company’s shares at an exercise price of $0.60, with a term of 7 years (84 months). The value of these warrants was calculated at $35,881 and included in the statement of operations for the year ending December 31, 2009.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 2.33 % and expected volatility of 115.22%.

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

Previously issued warrants to acquire 242,137 shares of common stock at $.060 per share were set to expire on December 31, 2008.  On December 31, 2008, the company extended the life of these warrants an additional 6.75 years.  These warrants were valued at $128,333 using the Black - Scholes valuation model, and such cost was recognized as an additional finance cost during the year ended December 31, 2008.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 78.66% and an expected term for the warrants of 6.75 years.

	Warrants	Range of Exercise Prices	Intrinsic Value
Warrants outstanding, January 1, 2008	5,981,635	$0.60-$120.00	-
Warrants granted	3,762,000	$0.60-$2.25	-
Warrants exercised	(5,000)	$0.60	-
Warrants expired	(210,741)	$1.20-$120.00	-
Warrants outstanding, December 31, 2008	9,527,894	$0.60-$37.50	$451,813
Warrants granted	2,274,064	$0.52-$4.00	-
Warrants exercised	(6,250)	0.60	-
Warrants expired	(1,384,282)	$0.60-$37.50	-
Warrants outstanding, December 31, 2009	10,411,426	$0.52-$37.50	$-

Warrants outstanding at December 31, 2009 and the related weighted average exercise price and remaining life information is as follows:

Range of exercise prices	Total warrants outstanding	Weighted average remaining life in years	Total weighted average exercise price	Warrants exercisable	Exercisable weighted average exercise price
$37.50	667	0.33	$37.50	667	$37.50
26.10	125,072	3.17	26.10	125,072	26.10
4.00	425,000	9.83	4.00	425,000	4.00
2.75	330,909	4.83	2.75	330,909	2.75
1.70	170,250	4.53	1.70	170,250	1.70
1.38	661,818	4.83	1.38	661,818	1.38
1.20	312,770	1.75	1.20	312,770	1.20
1.19	2,422,500	4.38	1.19	2,422,500	1.19
1.05	35,000	8.58	1.05	35,000	1.05
0.75	130,000	5.47	0.75	130,000	0.75
0.70	1,350,000	4.67	0.70	1,350,000	0.70
0.60	3,783,626	4.56	0.60	3,783,626	0.60
0.52	663,814	2.92	0.52	663,814	0.52
$0.52 - 37.50	10,411,426	4.19	1.35	10,411,426	1.35

The warrants had no intrinsic value at December 31, 2009.

14.   COMMITMENTS AND CONTINGENCIES

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

In the State of California, the environmental regulatory agencies overseeing the Company’s operations require the Company to provide assurance that funds will be available for these costs. The Company has a cash deposit of $900,122 to cover the ultimate cost of closure at its facility and is reflected as restricted cash in the accompanying balance sheet.

LEGAL PROCEEDINGS

On July 5, 2007, a lawsuit was instituted by Romic Environmental Technologies Corp. (“RET”) against the Company and four of its senior executives, all of whom were formerly employed by RET.  The lawsuit was brought in the Superior Court of the State of California, County of Los Angeles.  The lawsuit was settled by the Company in February 2010 with the majority of the settlement payment funded by insurance.

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

15.   INCOME TAXES

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at December 31;

	2009	2008
Deferred tax asset, net operating loss	$19,411,281	$14,184,661
Less valuation allowance	(19,411,281)	(14,184,661)
Net deferred tax asset	$-	$-

As of December 31, 2009, the Company had federal net operating loss carry forwards of approximately $58,132,991 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at December 31, 2009 and  December 31, 2008.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax expense at U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective rate	-	-

Effective January 1, 2007, the Company adopted  a new accounting requirement to Account for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new accounting requirements, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new requirements  also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  December 31, 2009, the Company did not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009 the Company has no accrued interest or penalties related to uncertain tax positions.

16.   SUBSEQUENT EVENTS

On November 25, 2009, General Environmental Management, Inc., a Nevada corporation (“Company”) entered into a Stock Purchase Agreement ("Purchase Agreement") with Luntz Acquisition (Delaware), LLC, ("Luntz") a subsidiary of PSC Environmental Services, LLC (“PSC”), pursuant to which the Company agreed to sell General Environmental Management, Inc. (DE) and its subsidiaries (“GEM DE”), which include five service centers, the TSDF of GEM Rancho Cordova LLC, and the Island Environmental Services business. Consideration for the sale would be cash in the aggregate amount of $14 million and the assumption by Luntz of approximately $1.1 million of long term lease obligations. The final purchase price would be subject to an adjustment based on the computation of net working capital at closing. PSC is a leading provider of industrial cleaning, environmental, remediation, and transportation services. GEM DE, a subsidiary of the Company, is a full-service hazardous waste management and environmental services firm with locations in the western United States.  On February 19, 2010, at a Special Meeting, stockholders approved the Purchase Agreement dated as of November 25, 2009, by and between the Company and Luntz. On February 26, 2010, the Company completed the sale of GEM DE and its subsidiaries.

Luntz retained $1.089 million for the one year period following the closing, to assure payment of certain of the Company’s indemnification obligations, if any, arising under the Purchase Agreement and the related ancillary agreements.   The purchase price was further reduced by $1.8 million based on the computation of net working capital at closing.

Also in conjunction with the closing and the Amended and Restated Warrant to Purchase Shares of Common Stock, CVC of California, The Company's senior lender, exercised its put option related to its warrant for 2,700,000 shares for a cash purchase price of $0.75 per Warrant Share or $2,000,000.  At closing, CVC was paid $500,000 and issued 3,750,000 shares of the Company’s common stock to satisfy the put option.  Also in conjunction with the CVC agreement, General Pacific Partners agreed to convert $575,000 of its related party indebtedness into 1,437,500 shares of the Company’s common stock.

The following unaudited pro forma consolidated balance sheet was prepared from the Company’s consolidated financial statements and gives effect to the sale of the Company’s stock in its wholly owned subsidiary, GEM DE to Luntz as if the sale had been completed at December 31, 2009.  The first adjustment column (A) represents the sale of GEM DE and related expenses.  The second adjustment column (B) represents the application of net proceeds from the sale including payments to the senior lender.

General Environmental Management, Inc.
Unaudited Pro Forma Consolidated Balance Sheet
As of December 31, 2009

	December 31, 2009	Adjustment for Sale of GEM DE	Adjustment for Application of Proceeds	Adjusted December 31, 2009

ASSETS
Current assets:
Cash	$466,891	$11,110,285	$(10,283,332)	$1,293,844	(a)
Accounts receivable, net of allowance for doubtful accounts	974,340	-	-	974,340
Prepaid expenses and current other assets	56,196	-	-	56,196
Total current assets	1,497,427	11,110,285	(10,283,332)	2,324,380

Property and equipment, net of accumulated depreciation	12,662,494	-	-	12,662,494

OTHER ASSETS
Restricted cash	900,122	-	-	900,122
Intangibles, net	1,455,534	-	-	1,455,534
Deposits	184,920	-	-	184,920
Deferred financing fees	158,898	-	-	158,898
Assets of GM Delaware held for sale	2,922,639	(2,922,639)	-	-
Due from buyer - MTS	1,089,341	-	-	1,089,341
TOTAL ASSETS	$20,871,375	$8,187,646	$10,283,332	$18,775,689

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts Payable	$2,176,801	600,000	-	2,776,801	(b)
Payable to related entities	765,628	-	(572,500)	193,128	(c)
Accrued expenses	1,277,662	-	-	1,277,662
Current portion of financing agreement	12,461,780		(6,861,780)	5,600,000
Current portion of long-term obligations	4,822,719	-	-	4,822,719
Current portion of Acquisitions Notes Payable	1,072,974	-	-	1,072,974
Total current liabilities	22,577,564	600,000	(7,434,280)	15,743,284

LONG – TERM LIABILITIES
Long term obligations, net of current portion	3,238,420	-	-	3,238,420
Acquisition Notes Payable, net of current portion	7,921,674	-	-	7,921,674
Derivative liabilities	2,921,552	-	(2,921,552)	-	(d)
Total long-term liabilities	14,081,646	-	(2,921,552)	11,160,094
Stockholders’ equity (deficiency)
Common stock, $.001 par value, 200,000,00 shares authorized 14,557,653 shares issued and outstanding	14,570	-	-	14,570
Additional paid-in capital	54,721,872	-	-	54,721,872
Accumulated deficit	(70,524,277)	7,587,646	72,500	(62,864,131)	(e)
Total stockholders’ equity (deficiency)	(15,787,835)	7,587,646	72,500	(8,127,689)
Total liabilities and stockholders’ deficiency	$20,871,375	$8,187,646	$(10,283,332)	$18,775,689

Descriptions of Pro Forma adjustments:

(a) Cash proceeds from the sale ($11.14 million) are $14.0 million less $1.80 million which is the estimated amount needed to fund the working capital deficit related to the companies being sold, $0.6 million for transaction costs and $1.09 million being held by Buyer for estimated income tax liabilities resulting from the sale ($0.425 million), a lease payment holdback ($0.089 million) and potential contingencies post sale ($0.575 million).

(b) Transaction costs related to the sale

(c )  Conversion of related party debt to equity required by the senior lender as a condition to closing

(d) To remove the derivative liability related to the conversion feature of the retired convertible note

(e) The net change to equity consists of $2.07 million of lender obligations and related party debt converted to equity offset by a $2.0 million expense generated by a put exercised by the senior lender related to the sale.

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

None

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

Name	Age	Position
Timothy J. Koziol	56	Chief Executive Officer, Chairman
Brett M. Clark	58	Chief Financial Officer, Executive Vice President of Finance and Director
James P. Stapleton	50	Director
William J. Mitzel	52	President, Chief Operating Officer
Douglas B. Edwards	53	Executive Vice President and Director

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

William J. Mitzel.  Mr. Mitzel was formerly Vice President of Sales and operations at Teris, a Texas-based environmental services company, which was acquired by Clean Harbors, Inc.  While at Teris, Mr. Mitzel was responsible for the oversight of Teris’ Western Region operations and managed the sales and service for this 13 state region.  From 2000 through 2005 he worked at Romic Environmental Technologies Corporation, serving as President until October 2005 at which point he was elected as Chairman of the Board.  Mr. Mitzel founded Safari Environmental Management Company in 1997 which he sold to U.S. Liquids.  He worked as Regional Vice President for Rollins Environmental Inc from 1992 – 1997 and grew revenue from $38M to $98M in that period.  While as Regional Vice President at Chemical Waste Management, Inc. from 1986 – 1992 he built the revenue from $20M to $40M.  He has a BA in Biology from Occidental College.

Douglas B. Edwards.  Mr. Edwards has been the Chief Executive Officer of SCWW since 2004. Prior to becoming the President and CEO of SCWW, Mr. Edwards was the Rector (President and Senior Priest) of St. Ambrose Episcopal Parish in Claremont, California from 1990 through 2005. He has over twenty years experience in financial and business management. He attended Claremont McKenna College and St. Clare's Hall, Oxford. He obtained a Masters of Divinity from The General Theological Seminary in New York and a Doctorate of Ministry at the Graduate Theological Foundation in Indiana in 1997.

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

AUDIT COMMITTEE

The Audit Committee, which held 3 meetings during fiscal year 2009, recommends the selection of independent public accountants, reviews the scope of approach to audit work, meets with and reviews the activities  of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-K Annual and 10-Q interim reports.

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

ITEM 11. Executive Compensation

The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer, a highly compensated executive officer, other highly compensated individuals who are not executive officers and a Director; all who served during the fiscal year ended December 31, 2009.

The total compensation for the three fiscal years ended December 31, 2009 of Timothy J. Koziol, our Chief Executive Officer, Brett M. Clark, our Chief Financial Officer, William J. Mitzel, our President and James Stapleton, our Director is set forth below in the following Summary Compensation Table.

		Annual Compensation			Long-Term Awards		Compensation Payouts
Name & Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation ($)

Timothy J. Koziol	2009	253,577	-0-	-0-	-0-	100,000(2)	-0-	-0-
Chief Executive Officer	2008	303,308	25,000	-0-	-0-	-0-	-0-	-0-
	2007	249,279	17,500	-0-	-0-	1,425,000(3)	-0-	82,810-

Brett M. Clark	2009	201,750	-0-	-0-	-0-	100,000(4)	-0-	-0-
Chief Financial Officer	2008	213,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	210,000	-0-	-0-	-0-	1,175,000(5)	-0-	85,085

William J. Mitzel	2009	147,346	-0-	-0-	-0-	100,000(6)	-0-	-0-
President	2008	156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	156,000	-0-	-0-	-0-	450,000(7)	-0-	-0-

James P. Stapleton	2009	-0-	-0-	-0-	-0-	70,000(8)	-0-	-0-
Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	35,000 (9)	-0-	-0-

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

(2)	Includes 100,000 incentive stock options exercisable at $0.75 per share.
(3)	Includes 750,000 incentive options exercisable at $1.19 per share, 25,000 incentive stock options exercisable at $1.70 and 650,000 warrants, exercisable at $1.19 per share.
(4)	Includes 100,000 incentive stock options exercisable at $0.75 per share.
(5)	Includes 600,000 incentive stock options, exercisable at $1.19 per share, 75,000 incentive stock options exercisable at $1.70 per share and 500,000 warrants, exercisable at $1.19 per share.
(6)	Includes 100,000 incentive stock options, exercisable at $0.75 per share.
(7)	Includes 100,000 incentive stock options, exercisable at $1.70 per share and 350,000 incentive stock options exercisable at $1.19 per share.
(8)	Includes 70,000 warrants exercisable at $0.75 per share.
(9)	Includes 35,000 warrants exercisable at $1.19 per share.

There were no option exercises by our executive officers during fiscal 2009.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following table sets forth those stockholders who beneficially own 5% or more of the common stock of the Company, the common stock ownership of the directors and executive officers, and the stock ownership of the directors and executive officers as a group:

	No. of		% of Stock
	Shares		Outstanding
Name and Address	Owned		(1)
Kevin P. O’Connell(2)
660 Newport Center Drive, Suite 720
Newport Beach, CA 92660	1,342,483	(3)	9.22. %

Timothy J. Koziol
3191 Temple Ave., Suite 250
Pomona CA 91768	1,435,623	(4)	9.86%

Douglas B. Edwards
3191 Temple Ave., Suite 250
Pomona CA 91768	284,750	(5)	2.51%

James Stapleton
3191 Temple Ave., Suite 250
Pomona CA 91768	114,392	(6)	0.79%

Brett M. Clark
3191 Temple Ave., Suite 250
Pomona CA 91768	1,169,163	(7)	8.03%

William J. Mitzel
3191 Temple Ave., Suite 250
Pomona CA 91768	446,875	(8)	3.07%

Laurus Capital Management, LLC
825 Third Avenue, 14th Floor	1,099,994	(9)	7.56%
New York, NY 10022

CVC California LLC	4,804,900	(10)	33.01%
1 N Clemente # 300 West Palm Beach, FL 33401

Directors and Officers as a Group (5 persons)	3,450,803		23.70%

(1)	Based upon 14,557,653 shares outstanding.
(2)	Kevin P. O’Connell is the Managing Member of Billington Brown Acceptance, LLC, Revete MAK, LLC, Revete Capital Partners LLC, Lapis Solutions, LLC and General Pacific Partners, LLC.
(3)	Includes 1,140,525 warrants to purchase common stock at $0.60, 168,250 warrants to purchase common stock at $1.19 and 26,250 warrants to purchase common stock at $1.05.
(4)
Includes 703,125 options to purchase common stock at $1.19 per share, 18,746 options to purchase common stock at $1.70 per share, 43,750 options to purchase common stock at $0.75 per share and 6,667 options to purchase common stock at $30.00 per share. Includes 650,000 warrants to purchase common stock at $1.19.

(5)	Includes 284,750 warrants to purchase common stock at $4 per share.
(6)	Includes 35,000 warrants to purchase common stock at $1.19 per share and 70,000 warrants to purchase common stock at $0.75 per share.
(7)
Includes 562,500 options to purchase common stock at $1.19 per share, 56,246 options to purchase common stock at $1.70 per share, 43,750 options to purchase common stock at $0.75 per share and 6,667 options to purchase common stock at $39.00 per share. Includes 500,000 warrants to purchase common stock at $1.19.

(8)	Includes 328,125 options to purchase common stock at $1.19 per share, 75,000 options to purchase common stock at $1.70 per share, and 43,750 options to purchase common stock at $0.75 per share.
(9)
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

(10)
Includes 1,350,000 warrants to purchase common stock at $0.60 per share and 1,350,000 warrants to purchase common stock at $0.70 and 2,104,900 shares of common stock issuable on conversion of debt. Mr. Gary Jaggard is the controlling principal of CVC California, LLC. Mr. Gary Jaggard disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, if any.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,400,155	$1.54	2,187,962

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

During 2009, 2008 and 2007, the Board of Directors cancelled 1,852, 10,854 and 24,779 options respectively.

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

During the year ended December 31, 2009 the Stock Option Committee granted a total of 604,500 options, had an exercise of 250 options and cancelled 1,966,656 options.

The weighted average exercise price of the options at December 31, 2009 was $1.54 per share.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

The Company has entered into several transactions with General Pacific Partners (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware. GPP owns 5% of the Company’s common stock at December 31, 2009.

During February and March 2008, General Pacific Partners made two unsecured advances to the Company totaling $472,500. The proceeds were used for working capital purposes. The rate of interest on the advances is 10% per annum. The funds were originally due six months from the date of issuance. On June 30, 2008, the maturity date was extended an additional six months to February 14, 2009 and March 19, 2009. In connection with the note extension the Company issued (i) 200,000 shares of its common stock valued at $220,000 and, (ii) a warrant to purchase up to 225,000 shares of its common stock at a price of $0.60 for a period of seven (7) years. The Company valued the warrants at $222,500 using a Black - Scholes option pricing model.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 75.88 % and an expected term for the warrants of 7 years.  The value of the common shares of $220,000 and value of the warrants of $222,500 has been reflected by the Company as a valuation discount at issuance and offset to the face amount of the Notes.  The Valuation discount is being amortized to interest expense over the life of the loan based upon the effective interest method. Finance costs for the year ended December 31, 2009 includes $109,324 for amortization of this discount. The valuation discount was fully amortized at September 30, 2009.  On February 13, 2009 the maturity date was extended until March 31, 2010. As of December 31, 2009, $534,129 remained outstanding (including accrued interest of $61,719).

In 2008, GPP provided services related to the financing completed with CVC California, LLC. Pursuant to these services the Company agreed to pay GPP $250,000. The cash paid has been reflected as part of deferred financing fees on the accompanying balance sheet at December 31 2009 and December 31, 2008. During the year ended December 31, 2009, GPP agreed to convert $150,000 of the cash owed to them and $164,756 incurred for other fees and costs into 524,594 shares of the Company’s common stock in settlement for amounts due.  The balance due to GPP as of December 31, 2009 is $100,000.

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. During the year ended December 31, 2009 the Company made payments on the advance totaling $7,500. At December 31, 2009 the balance due on the advance was $107,500.

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

Software Support

In 2008, the Company entered into a three year agreement with Lapis Solutions, LLC, (Lapis) a company managed by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, wherein Lapis would provide support and development services for the Company’s proprietary software GEMWARE. Service costs related to the agreement total $10,800 per month. As of December 31, 2008, $92,555 of such fees had been prepaid to Lapis and included in the accompanying balance sheet as part of prepaid expenses.  During 2009, the Company made further advances of $224,454 to Lapis.  At December 31, 2009, the Company determined that the total paid to Lapis no longer had continuing value to the Company given the divestiture of its recycling management business and recorded a charge of  $317,009.

Related Party Lease Agreement

During the third quarter ended September 30, 2007, the Company entered into a lease for $180,846 of equipment with current investors of the Company.  The lease transaction was organized by General Pacific Partners, a related party, with these investors.  The lease has been classified as a capital lease and included in property and equipment (See note 5) and requires payments of $4,000 per month beginning August 1, 2007 through 2012.  As an inducement to enter into the lease, the Company issued the leasing entity 100,000 two year warrants to purchase common stock at $1.20. These warrants were valued at $187,128 using the Black - Scholes valuation model and such cost is being amortized to expense over the life of the lease.  For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.78%, expected volatility of 56.60 % and an expected term for the warrants of 2 years.  As of December 31, 2009, there was $20,000 of accrued payments due under these leases.

ITEM 14.    Principal Accountant Fees and Services

Independent Auditor Fees

Fees for professional services provided by GEM’s independent auditors, Weinberg & Company, for the years ended December 31, 2009 and 2008 are as follows:

Fees	2009	2008
Audit fees	193,210	152,490
Audit related fees	57,571	40,042
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total fees	250,781	192,532

Audit fees consist of fees related to GEM’s year end financial statements and review of GEM’s quarterly reports on Form 10-Q.  Audit related fees principally include audits in connection with the acquisition completed during 2009.

It is the policy of GEM’s audit committee to approve all engagements of GEM’s independent auditors to render audit or non-audit services prior to the initiation of such services.

PART IV

ITEM 15.    Exhibits, Financial Statements Schedules

The following are exhibits filed as part of GEM's Form 10-K for the year ended December 31, 2009:

EXHIBIT NUMBER	DESCRIPTION
2.1	Articles of Incorporation of the Registrant *
3.1	Articles of Amendment of Articles of Incorporation of the Registrant *
3.2	Bylaws of the Registrant *
31.1	CEO Certification **
31.2	CFO Certification **
32.1	CEO Certification **
32.2	CFO Certification **
*      Previously Filed
**    Filed Herewith

Reports on Form 8-K

(1) As filed with the commission on Form 8K dated September 24,2008
(2) As filed with the commission on Form 8K dated June 4, 2009
(3) As filed with the commission on Form 8K dated September 8, 2009
(4) As filed with the commission on Form 8K dated September 11, 2009
(5) As filed with the commission on Form 8K dated November 18, 2009
(6) As filed with the commission on Form 8K dated December 3, 2009
(7) As filed with the commission on Form 8K dated December 23, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated: April 15, 2010	By:	/s/ Timothy J. Koziol
Timothy J. Koziol President, CEO and Chairman of the Board of Directors

Dated: April 15, 2010	By:	/s/ Brett M. Clark
Brett M. Clark Executive Vice President Finance, Chief Financial Officer