Form 10-Q
period 2010-03-31
GENERAL ENVIRONMENTAL MANAGEMENT, INC
filed 2010-05-24
CIK 894556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of March 31, 2010, there were 21,995,153 shares of the issuer’s $.001 par value common stock issued and outstanding.

GENERAL ENVIRONMENTAL MANAGEMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$241,239	$466,891
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $10,000, respectively	1,053,424	974,340
Prepaid expenses and other current assets	167,726	56,196
Total Current Assets	1,462,389	1,497,427

Property and Equipment – net of accumulated depreciation $465,470 and $153,448, respectively	12,616,260	12,662,494
Restricted cash	900,151	900,122
Permits and franchises	1,409,081	1,455,534
Deferred financing fees	163,942	158,898
Deposits	475,759	184,920
Assets of GEM Delaware held for sale	-	2,922,639
Due from buyer - MTS	1,089,341	1,089,341
TOTAL ASSETS	$18,116,923	$20,871,375

(Continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$2,115,138	$2,176,801
Accrued expenses	1,500,747	1,277,662
Payable to related entities	931,726	765,628
Current portion of financing agreement	6,777,027	4,903,775
Current portion of long term obligations	4.049,236	4,822,719
Current portion of acquisition notes payable	564,534	1,072,974
Total Current Liabilities	15,938,408	15,019,559

LONG-TERM LIABILITIES :
Financing agreement, net of current portion	-	7,558,005
Long term obligations, net of current portion	3,783,919	3,238,420
Acquisition notes payable, net of current portion	8,171,674	7,921,674
Derivative liabilities	-	2,921,552
Total Long-Term Liabilities	11,955,593	21,639,651

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 21,995,153 and 14,557,653 shares issued and outstanding	22,008	14,570
Additional paid in capital	56,247,236	54,721,872
Accumulated deficit	(66,046,322)	(70,524,277)
Total Stockholders' Deficiency	(9,777,078)	(15,787,835)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,116,923	$20,871,375

See accompanying notes to the condensed consolidated financial statements.

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31, 2010	March 31, 2009

REVENUES	$1,458,706	$-

COST OF REVENUES	1,285,937	-

GROSS PROFIT	172,769	-

OPERATING EXPENSES	2,588,949	2,103,598

OPERATING LOSS	(2,416,180)	(2,103,598)

OTHER INCOME (EXPENSE):
Interest and financing costs - net	(868,880)	(887,528)
Other non-operating income	-	8,265
Loss on extinguishment of debt	(1,800,861)	-
Gain on extinguishment of derivative financial instruments	1,709,042	552,512
LOSS FROM CONTINUING OPERATIONS	(3,376,879)	(2,430,349)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	(407,298)	889,114
Gain on sale of GEM Delaware	8,687,132	-
	8,279,834	889,114
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,902,955	(1,531,235)
PROVISION FOR INCOME TAXES	(425,000)	-
NET INCOME ( LOSS )	$4,477,955	$(1,531,235)

Net income (loss) per common share, basic and diluted	$.30	$(.12)

Weighted average shares of common stock outstanding,
basic and diluted	15,057,653	12,691,420

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,277)	$(15,787,835)
Stock compensation cost for value of vested options			119,677		119,677
Issuance of shares on conversion of related party debt	1,437,500	1,438	271,687		273,125
Issuance of shares to extinguish warrant liability	3,750,000	3,750	708,750		712,500
Issuance of shares for services	2,250,000	2,250	425,250		427,500
Net income				4,477,955	4,477,955
Balance, March 31, 2010	21,995,153	$22,008	$56,247,236	$(66,046,322)	$(9,777,078)

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net Income (Loss)	$4,477,955	$(1,531,235)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	358,474	-
Amortization of discount on financing agreement		430,331
Fair value of vested options	119,677	261,734
Issuance of shares and warrants for services	427,500	37,743
Amortization of discount on notes	388,602	118,680
Amortization of deferred financing fees	-	48,132
Debt modification	1,512,064
Accrued interest on notes payable	272,459
Gain on change in derivative instruments		(552,512)
Gain on extinguishment of derivative liabilities	(1,709,052)
Gain on sale from discontinued operations	(8,687,131)
Changes in assets and liabilities:
Accounts receivable	(79,084)
Prepaid and other current assets	(111,530)
Accounts payable	(61,663)
Net assets of discontinued operations		1,473,970
Increase in deposits and restricted cash	134,132
Accrued interest on advances		11,651
Accrued interest on notes payable		8,045
Accrued expenses and other liabilities	223,085
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(2,734,512)	306,539
NET CASH PROVIDED BY CHANGE IN NET ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	407,298	889,114
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,327,214)	1,195,653

INVESTING ACTIVITIES
Additions to property and equipment	(265,787)	(251,156)
Proceeds from sale of GEM Delaware	11,542,472	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,276,685	(251,156)

FINANCING ACTIVITIES
Net advances from notes payable – financing agreement		(766,795)
Proceeds from exercise of options and warrants		187
Payment to extinguish warrant liability	(500,000)
Net payment onCVC financing agreement	(8,099,699)
Payment on investor notes payable	(37,500)	(40,686)
Payment of notes payable	(499,924)
Payment to related parties	(38,000)
Payment on capital leases		(156,719)
NET CASH USED IN FINANCING ACTIVITIES	(9,175,123)	(964,013)

DECREASE IN CASH AND CASH EQUIVALENTS	(225,652)	(19,516)

(continued)

GENERAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Cash at beginning of period	466,891	375,983

CASH AT END OF PERIOD	$241,239	$356,467
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest Expense	$78,511	$399,400

SUPPLEMENTAL DISCLOSURE OF NON – CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debt to common stock	$273,126	$-
Issuance of shares to extinguish warrant liability	712,500	-
Tax liability to be reimbursed by buyer	425,000	-
Accrued cost on sale of GEM Delaware	765,000	-
Cumulative effect of adoption of accounting principle and establishment of derivative liability on:
Notes payable		1,408,828
Stockholders’ deficiency		717,763

See accompanying notes to the condensed consolidated financial statements

GENERAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

GEM previously operated as an environmental service firm structured to provide EHS compliance services, field services, transportation, off-site treatment, and on-site treatment services.  On February 26, 2010, GEM completed the sale of this environmental service business.  On November 13, 2009, the Company acquired California Living Waters, which owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW"). SCWW, located in Ventura County, California, is a waste water management company that operates a 12.7 mile pipeline from its facility to the City of Oxnard's water reclamation center.  SCWW has been treating non-hazardous waste water for the oil and gas industry, industrial clients, and domestic waste generators for 50 years.

BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

The results for the interim periods are not necessarily indicative of results for the entire year.

GOING CONCERN

The  accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $ 2,327,214 for the three months  ended March 31, 2010, and as of March 31, 2010  the Company had current liabilities exceeding current assets by $14,476,019 and had a stockholders’ deficiency of $9,777,078. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is executing a plan to divest certain parts of the business in order to satisfy obligations of its senior lender.  In conjunction with that strategy, the assets of GEM Mobile Treatment Services (GEM  MTS) were sold on August 17, 2009 to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM.  Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender.  As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced (see Note 3).

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware  corporation, ("GEM DE") for cash (the “Sale”). Luntz agreed to pay the Company $14 million for the purchased interests.  On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE.  The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company (see Note 4).

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of General Environmental Management, Inc., a Nevada corporation, and it’s wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation, Island Environmental Services, Inc., a California corporation,  General Environmental Management of Rancho Cordova, LLC and California Living Waters Inc. Inter-company accounts and transactions have been eliminated.

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

(c) Revenue Recognition

The Company's business activities include providing wastewater treatment for companies and haulers in Ventura County, California, and in adjacent counties. The Company recognizes revenue at the time its customers unload untreated wastewater at the Company's facility. Concurrent with the recognition of revenue, the Company records the estimated costs to treat and dispose of the wastewater on hand.

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

During the three months ended March 31, 2010, one customer accounted for 21% of revenues.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31,2010 and  December 31, 2009:

	Level 1	Level 2	Level 3	Total
March 31, 2010
Fair value of warrants and embedded derivatives	-	-	$-	$-

December 31, 2009
Fair value of warrants and embedded derivatives	-	-	$2,921,552	$2,921,552

See Notes 7 and 10 for more information on these financial instruments.

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

(g) Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.

Warrants to purchase 10,411,426 shares of common stock and options to purchase 3,208,072 shares of common stock at various prices exceeding $0.19 per share were outstanding during the three months ended March 31, 2010 but were not included in the computation of diluted earnings per share for the period because the respective warrant and option exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be anti-dilutive.

Warrants and options to purchase 16,686,288 shares of common stock have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2009 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted income (loss) per share is the same for the three months ended March 31, 2010 and 2009.

(h) Recent Accounting Pronouncements

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

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll-forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll-forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.       ACQUISITIONS

On November 13, 2009, the Company entered into a Stock Purchase Agreement with United States Environmental Response, LLC, a California limited liability company pursuant to which we purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company. CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (SCWW") a California corporation. SCWW, located in Ventura County, California, is a waste water management company that operates a 12.7 mile pipeline from its facility to the City of Oxnard' water reclamation center The Agreement was subject to a rescission if the Company did not pay certain indebtedness to its senior lender by close of business on March 12, 2010. On February 26, 2010 the Company paid its indebtedness to the senior lender and satisfied its obligations related to this rescission.

In consideration for the sale, GEM issued six promissory notes in the aggregate principal amount of $9,003,000, and warrants to purchase 425,000 shares of GEM's common stock valued at $146,678 based upon a Black Scholes valuation model. The Notes bear interest at 6.5 per cent per annum. Two of the Notes, totaling $3,778,000 are convertible into a total of 15% of GEM's common stock on a fully diluted basis upon the occurrence of certain future events (see Note 9). The acquisition was accounted for as a purchase. As such, the results of SCWW operations have been included in the consolidated financial statements since November 13, 2009.

The following sets out the pro forma operating results for the three months ended March 31, 2009 for the Company had the acquisition occurred as of January 1, 2009:

Three months ended
March 31, 2009
(Unaudited)

Net sales	$1,141,268

Cost of sales	868,831

Gross profit	272,437

Operating expenses	2,393,852

Operating loss	(2,121,415)

Other income (expense):
Interest income	467
Interest expense and amortization of deferred financing costs	(1,010,511)
Gain on derivative liabilities	552,512
Other non-operating income	8,265
Net Loss	$(2,570,682)

Loss per weighted average share, basic and diluted	$(.20)

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

Concurrent with the closing of the sale of GEM MTS, the Company assigned with full recourse and full representation and warranty of title and ownership the promissory note to the Company’s senior lender (See Note 6). The Company also entered into a subordinated collateral agreement with GEM MTS in order to secure potential obligations related to indemnification payments it may hereafter become obligated to make to MTS in accordance with the Agreement.

The transaction resulted in the Company receiving $4,510,659 excess of consideration ($5.6 million note) over the $1,089,341 of net assets to be disposed. The Company analyzed the current accounting guidance and determined that the gain included in this transaction should not be recognized until the consideration is received.  In making  this decision the Company determined that the buyers initial investment did not qualify for recognition of profit by the full accrual method as the company did not receive sufficient cash proceeds upon the consummation of the transaction, and collection of the amounts due are uncertain.  Under this method the note receivable has not been recorded, and no profit will be recognized until cash Payments by the buyer exceed the sellers cost of the assets.  The transaction will be reassessed in the future to determine if it has met the criteria for the full accrual method, and at that time any unrecognized income will be recognized in the income statement. The Company  reflected the $1,089,341 of net assets of MTS sold at the date of the transaction as due from buyer as of March 31, 2010 and December 31,2009 as no payment on the note have been received.

Sale of General Environmental Management Inc.

On November 25, 2009, General Environmental Management, Inc., a Nevada corporation (“Company”) entered into a Stock Purchase Agreement ("Purchase Agreement") with Luntz Acquisition (Delaware), LLC, ("Luntz") a subsidiary of PSC Environmental Services, LLC (“PSC”), pursuant to which the Company agreed to sell General Environmental Management, Inc. (DE) and its subsidiaries (“GEM Delaware”), which include five service centers, the TSDF of GEM Rancho Cordova LLC, and the Island Environmental Services business.  PSC is a leading provider of industrial cleaning, environmental, remediation, and transportation services. GEM Delaware, a subsidiary of the Company, is a full-service hazardous waste management and environmental services firm with locations in the western United States On February 19, 2010, at a Special Meeting, stockholders approved the Purchase Agreement and on February 26, 2010, the Company completed the sale of GEM Delaware and its subsidiaries

Consideration for the sale was cash in the aggregate amount of $14 million,. As agreed, the final purchase price was adjusted by $2,477,400 based on the computation of net working capital at closing, resulting in net proceeds to the Company of $11,542,472 after closing costs.  The net gain to the Company on the sale of DE after consideration of all closing costs was $8,687,132 (including a bonus of $765,000 to be paid to certain officers and directors).  Luntz has retained $1.089 million for the one year period following the Closing, to assure payment of certain of the Company’s indemnification obligations, if any, arising under the Purchase Agreement and the related ancillary agreements.

A summary of the assets and liabilities of General Environmental Management Inc. as of December 31, 2009 :

December 31, 2009

Current assets	$2,453,085
Property and Equipment – net of accumulated depreciation	4,901,641
Goodwill and Intangibles	612,615
Other assets	561,433
TOTAL ASSETS	8,528,774

Current liabilities	4,928,153
Long-term liabilities	677,982
TOTAL LIABILITIES	5,606,135
ASSETS OF GEM DELAWARE HELD FOR SALE	$2,922,639

The unaudited operating results of these discontinued operation for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months ended March 31,
	2010	2009

Net sales	$1,806,747	$8,201,870

Cost of sales	1,817,580	7,196,715

Gross profit (Loss)	(10,833)	1,005,155

Operating expenses	394,830	-

Operating income (loss)	(405,663)	1,005,155

Other income (expense):
Interest expense and financing costs - net	(1,635)	(106,041)
Gain (loss) from discontinued operations	$(407,298)	$899,114

5.       PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land	$3,225,000	$3,225,000
Vehicles	90,776	90,776
Machinery and equipment	957,409	818,606
Land improvements	310,131	310,131
Plant and pipeline	8,435,914	8,308,929
Construction in progress	62,500	62,500
	13,081,730	12,815,942
Less accumulated depreciation and amortization	465,470	153,448
Property and equipment net of accumulated depreciation and amortization	$12,616,260	$12,662,494

The Company recorded depreciation expense of $312,022 for the three months ended March 31, 2010 .  The Company recorded depreciation expense on the  property and equipment related to its discontinued operations $152,862 and $1,370,960 which is in included in net loss from discontinued operations for the three months ending March 31, 2010.

6.       RELATED PARTY TRANSACTIONS

Advances from Related Parties

During 2008, General Pacific Partners  (“GPP”), a company operated by a prior member of the Board of Directors of the Company’s wholly owned subsidiary, General Environmental Management, Inc. of Delaware, made two unsecured advances to the Company totaling $472,500. The rate of interest on the advances was 10% per annum.  As of December 31, 2009, $534,129 was outstanding under this advance (including accrued interest of $61,719). In 2008, GPP also provided certain financing services for which the Company agreed to pay GPP $250,000. The balance due to GPP for these services was $100,000 as of December 31, 2009. During the three month period ended March 31, 2010, General Pacific Partners agreed to convert $575,000 of the indebtedness to GPP into 1,437,500 shares of the Company’s common stock.  The shares issued to GPP were valued at $273,125 based upon the trading price of the shares at the date of the agreement, resulting in a gain to the Company of $301,875. As of March 31, 2010, the remaining balance due to GPP was $69,226.

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. At March 31, 2010 and December 31, 2009 the balance due on the advance was $97,500  and $107,500, respectively.

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of March 31, 2010.

7.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Secured Notes from CVC California	$6,777,027	$14,658,365
Valuation Discount	-	(2,196,585)
	$6,777,027	$12,461,780

Note Agreements with CVC California

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including June 1, 2010, and (ii) a final installment due and payable on June 30, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to (a) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at December 31, 2009 was $6,314,700. The note was paid in full on February 26, 2010 with the  proceed from the sale of GEM Delaware (see Note 4).

The principal amount of the Convertible Note and accrued interest thereon due CVC was convertible into shares of the Company's common stock at a price of $0.60 per share, subject to certain adjustments.  The convertible feature gave rise to a derivative liability that was valued at $896,542 at December 31, 2009. Concurrent with the extinguishment of the convertible note, the derivative liability was extinguished and a gain of $896,542 was recorded.

(ii) an Amended and Restated  Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the " Revolving Note").  The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at March 31, 2010 and December 31, 2009 was $1,177,027 and $1,700,000, respectively.

The Amended and restated Secured Non-convertible Revolving Credit Note was amended on November 25, 2009 with an Overadvance Note in the amount of $1,190,357.The principal amount of the Overadvance Note bears interest at the rate of 15% per annum and is payable on demand or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event.  The balance of the Overadvance Note outstanding at December 31, 2009 was $1,043,665.  The overadvance note was paid in full with the proceeds from the sale of GEM Delaware (see Note 4).

In connection with the Convertible Note and the Amended and restated Secured Non-convertible Revolving Credit Note, the Company had granted to CVC a Warrant  to purchase Two Million Seven Hundred Thousand (2,700,000) fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, for cash at a price of $0.01 per share.  The Company had previously determined that as the exercise price of the warrant contained reset provisions, the warrant was characterized as a derivative liability at December 31, 2009 in accordance with authorative guidance issued by FASB. Concurrent with the payoff of these notes, the warrant was converted to common shares and the derivative liability was extinguished (see Note 10).

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment. The balance of the Term Note outstanding at March 31, 2010 was $5,600,000.

On August 17, 2009, the Company had entered into a Stock Purchase Agreement with MTS Acquisition Company ("MTS"), pursuant to which the Company sold all of the issued and outstanding common stock of GEM Mobile Treatment Services, Inc. (“GEM MTS”). Consideration for the sale of GEM MTS was in the form of a promissory note (“the MTS Note") in the aggregate amount of $5.6 million, (payable on the same dates and terms as the Term Note), the assignment of approximately $1.0 million of accounts payable and possible future royalties.  The consideration was immediately assigned to CVC.  As the MTS Note is paid to CVC by MTS, the Company's indebtedness to CVC will be reduced.

Following the Closing of the sale of GEM Delware and the payoff of the notes to CVC, the Revolving Credit Note was amended and restated so as to provide for (a) the reduced principal balance (after giving effect to the payment described above), (b) the elimination of any right to further Advances; (c) interest on the principal balance from time to time to be paid monthly in arrears as currently provided in the Revolving Credit Note, and (d) principal to be payable (i) as, when and to the extent that payments are received by GEM under the Royalty Provisions, (ii) from amounts paid to or in respect of the Borrower under Section 10.12 of the GEM MTS Purchase Agreement or otherwise in respect of the $900,000 deposit in the Union Bank trust account, and (iii) to the extent not theretofore paid, any remaining balance of the amended and restated Revolving Credit Note shall be due and payable on demand (or, if no demand is earlier made, then on March 1, 2011).  (Other than as stated herein, the Revolving Credit Note shall remain unchanged and shall remain in full force and effect.)  In furtherance of the foregoing, immediately after the Closing, GEM gave irrevocable written instructions to MTS Acquisition Company, Inc. (“MTS”) to remit all payments on the Purchase Money Note and pursuant to the Royalty Provisions directly to CVC, until otherwise instructed in writing by the CVC, and (B) GEM gave irrevocable written instructions to PSC to remit all amounts payable under Section 10.12 of the Purchase Agreement directly to CVC; and GEM shall not agree to any amendment of Section 10.12 of the Purchase Agreement or waive any required performance there-under without the Lender’s prior written consent.  To the extent that, at any time, CVC shall have received payment in full of the amended and restated Revolving Credit Note and all other Obligations pursuant to the direct payments contemplated in the preceding sentence or otherwise, then CVC shall promptly (x) remit any excess amounts collected to GEM, and (y) give written notice to MTS and/or PSC (as applicable) that payments that would otherwise thereafter be made to CVC as aforesaid shall instead be paid directly to GEM or whomever else shall be entitled thereto.  The balance of the revolving credit note was $1,177,027 at March 31, 2010.

Valuation Discount and Modification of Debt

In connection with the CVC financing and subsequent modifications, the Company had recorded valuation discounts against the notes relating to closing fees paid, relative value of warrants issued and the conversion features of the notes.  The note discount was  $2,196,585 as of December 31, 2009.   During the three months ended March 31, 2010, the Company amortized $382,646 of the note discount until February 26, 2010, and recorded a charge of $1,813,939 to remove the discount when the debt was retired.

8.       ACQUISITION NOTES PAYABLE

On November 6, 2009, Company entered into a Stock Purchase Agreement  ("CLW Agreement") with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company. In consideration for the sale, the Company issued six promissory notes (individually a "CLW Note" and collectively, the "CLW Notes") in the aggregate principal amount of $9,003,000.  As of March 31, 2010 and December 31, 2009, aggregate  amounts outstanding under these notes was $8,739,208 and $8,994,648 as follows:

$2,000,000 CLW the Seller's Note-- Payment of the outstanding principal of the CLW the Seller’s Note is due and payable in four (4) installments as follows: (A) Two Hundred Fifty Thousand Dollars ($250,000) in November, 2009, (B) Five Hundred Thousand Dollars ($500,000) and accrued interest on June 30 2010; (C) One Million Dollars ($1,000,000) and accrued interest on January 1, 2011 (D) the balance of all residual principal and accrued interest on March 31, 2011. The balance of the Note at March 31, 2010 and December 31, 2009 was $1,750,000 and $2,000,000, respectively.

$1,700,000 CLW Note One-- Payment of the outstanding principal of CLW Note One is due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2019.  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon” payment. The balance of the Note at March 31, 2010 and December 31, 2009 was $1,693,803 and $1,696,917, respectively.

$1,100,000 CLW Note Two-- Payment of the outstanding principal of this CLW Note Two is due and payable in sixty (60) installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2014. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first fifty-nine (59) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note; and (B) the final, “balloon” payment on November 1, 2014.  The balance of the Note at March 31, 2010 and December 31, 2009 was $1,090,955 and $1,095,501, respectively.

$425,000 CLW Note Three-- Payment of the outstanding principal of the CLW Note is due and payable in 120 installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2019.  Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first one hundred nineteen (119) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note and (B) the one hundred twentieth (120th) Installment shall be a final, “balloon”. CLW Note Three is convertible at any time in full or in part (but if in part, then only in principal increments of $100,000 or an integral multiple thereof) into shares of common stock of Company at the conversion rate of Four Dollars ($4.00) per share, subject to adjustment. The balance of the Note at March 31, 2010 and December 31, 2009 was $423,451 and $424,230, respectively.

$1,600,000 CLW Note Four-- Payment of the outstanding principal of the CLW Note Four is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 5% of the common stock of Company on a fully diluted basis until Company achieves a Capital Restructuring Goal. Capital Restructuring Goal means the concurrent fulfillment of each of the following events: (i) the CLW Seller’s Note shall have been fully paid on the terms thereof as to all theretofore outstanding principal, interest, costs and expenses; (ii) Company shall have available, as properly reflected in Company’s books one million dollars ($1,000,000) in uncommitted working capital (not including any working capital lines of credit); and (iii) Company shall have invested into SCWW capital of at least one million dollars $1,000,000. The balance of the Note at March 31, 2010 and December 31, 2009 was $1,600,000 and $1,600,000, respectively.

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at March 31, 2010 and December 31, 2009 was $2,178,000 and $ 2,178,000, respectively.

	March 31,	December 31,
	2010	2009

Total debt	$8,736,208	$8,994,648
Current portion	(564,534)	(1,072,974)
Long Term portion	$8,171,674	$7,921,674

9.       LONG TERM OBLIGATIONS

Long term obligations consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

(a) Notes Payable, National Bank of California	$3,970,545	$4,175,187
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	279,306
(e) Note payable, Agua de Oro 2	29,900	47,969
(f) Equipment Note payable, OMNI Bank	14,531	19,442
(g) Note payable, Individual	26,400	27,900
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	8,121,055
Less Note discount	50,458	59,916
Less current portion	4,049,236	4,822,719
Notes payable, net of current portion	$3,783,919	$3,238,420

(a)	Notes payable to National Bank of California consists of the following at March 31, 2010 and December 31, 2009 :

	March 31,	December 31,
	2010	2009

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,779,060
(ii) Notes Payable, National Bank of California 2	1,685,997	1,701,137
(iii) Notes Payable, National Bank of California 3	46,331	58,741
(iv) Notes Payable, National Bank of California 4	132,939	145,982
(v) Notes Payable, National Bank of California 5	336,021	490,267
Total	$3,970,545	$4,175,187

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

(v)  Note payable to National Bank of California, secured primarily by accounts receivable, bearing interest at Prime plus 2%.  The note was due on March 5, 2010 and has been extended until June 2010.

The above loans are subject to certain covenants with the senior lender, National Bank of California.  The affirmative covenants apply to the financial results of the Company’s subsidiary, SCWW, and include certain ratio requirements such as current ratio, Debt / Worth ratio and debt service.  At December 31, 2009, SCWW was not in compliance with certain of these covenants, and as such, the notes are in default. The company is currently in discussions to resolve the default, and has classified the notes as current in the accompanying March 31, 2010 balance sheet.

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at March 31, 2010:

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

10.      DERIVATIVE LIABILITIES

In 2009, the Company adopted the FASB’s guidance on “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This guidance requires that instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Secured Financing and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings. In accordance with current guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as an embedded derivative instrument at December 31, 2009. During the three months ended March 31, 2010, the Company eliminated these derivative liabilities.

The derivative liabilities were valued as of March 31, 2010 and December 31, 2009 using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	March 31, 2010	December 31, 2009
Conversion feature:
Risk-free interest rate	-	.40%
Expected volatility	-	137.57%
Expected life (in years)	-	0.75
Expected dividend yield	-	0.0%

Warrants:
Risk-free interest rate	-	-
Expected volatility	-	-
Expected life (in years)	-	-
Expected dividend yield	-	-

Fair Value:
Conversion feature	-	$896,542
Warrants	-	2,025,000
	$-	$2,921,542

The risk-free interest rate was based on rates established by the Federal Reserve.  The expected volatility was based on the Company’s historical volatility for its common stock.  The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Warrant Liability

In connection with the CVC financings described in Note 7, the Company had granted to CVC an Amended and Restated Warrant  to purchase Two Million Seven Hundred Thousand (2,700,000) fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, for cash at a price of $0.01 per share at any time and from time to time from and after the date hereof and until 5:00 p.m. (Pacific time) on August 31, 2014.   CVC  also  had  the right and option, exercisable effective at any time upon or after the consummation of a Sale of the Company’s revenue-generating business units, or upon and after the occurrence and during the continuance of an Event of Default or any other event or circumstance which causes, effects or requires any payment in full under the Loan Agreement and until the Expiration Date, to require the Company to redeem and purchase any or all Warrant Shares or rights to purchase Warrant Shares hereunder, for a cash purchase price of $0.75 per Warrant Share or per right to purchase a Warrant Share hereunder, such option purchase price to be subject to adjustment from time to time in respect of certain events.  The total value of the put if all shares are redeemed was $2,025,000, and was recorded as a derivative liability at December 31, 2009.  In conjunction with the closing and the Amended and Restated Warrant to Purchase Shares of Common Stock, CVC of California exercised its put option related to its warrant for 2,700,000 shares for a cash purchase price of $0.75 per Warrant Share or $2,000,000.  At closing, CVC was paid $500,000 and issued 3,750,000 shares of the Company’s common stock valued at $712,500 to satisfy the put option, resulting in a gain on extinguishment of the derivative liability of $812,500 in the accompanying March 31, 2010 statement of operations.

Conversion feature

The principal amount of the Convertible Note and accrued interest thereon due CVC was convertible into shares of the Company's common stock at a price of $0.60 per share, subject to certain adjustments.  The convertible feature gave rise to a derivative liability that was valued at $896,542 at December 31, 2009. Concurrent with the extinguishment of the convertible note during 2010, the derivative liability was extinguished and a gain of $896,542 was recorded in the accompanying March 31, 2010 statement of operations.

11.      STOCK OPTIONS AND WARRANTS

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.

No options were issued during the quarter ended March 31, 2010.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	(192,083)	1.60	-
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at March 31, 2010.

For the three months ended March 31, 2010 and 2009, the fair value of options vesting during the period was $119,677 and $261,734 respectively, and has been reflected as compensation cost. As of March 31, 2010, the Company has unvested options valued at $151,287 which will be reflected as compensation cost over the estimated remaining vesting period of 24 months.

Warrants

A summary of the warrant activity during the period is as follows:

		Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2010	10,411,426	$0.52-$37.50	4.19
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants expired	-	-	-
Warrants outstanding, March 31, 2010	10,411,426	$0.52-$37.50	3.92

The warrants had no intrinsic value at March 31, 2010.

12.      COMMITMENTS AND CONTINGENCIES

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

13.      INCOME TAXES

The Company's net deferred tax assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)

Deferred tax asset, net operating loss	$9,263,441	$19,411,281
Less valuation allowance	(9,263,441)	(19,411,281)
Net deferred tax asset	$-	$-

As of March 31, 2010, the Company had federal net operating loss carry forwards of approximately $27,245,415 expiring in various years through 2025, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due  to the uncertainty as to their realizability in future periods.

As of March 31, 2010, the Company recorded a gain on the sale of General Environmental Management,  Inc. (DE) and its subsidiaries (“GEM Delaware”), which include five service centers, the TSDF of GEM Rancho Cordova LLC, and the Island Environmental Services business (See Note 4).  Due to the State of California disallowing the use of NOL carryforwards for the calendar year 2010, the Company recorded a state tax provision of $325,000.  Due to the affect of the Federal Alternative Minimum Tax on the gain transaction, the Company recorded a $100,000 federal tax provision.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010		2009

Tax expense at U.S. statutory income tax rate	(34.0	) %	(34.0	) %
Increase in the valuation allowance	34.0		34.0
Effective rate	-		-

Effective January 1, 2007, the Company adopted  a new accounting requirement to Account for Uncertainty in Income Taxes. The interpretation addresses the determination  of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new accounting requirements, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new requirements  also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of  March 31, 2010, the Company did not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2010 the Company has no accrued interest or penalties related to uncertain tax positions.

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

Three Months Ended March 31, 2010

Discontinued Operations

On February 26, 2010, the Company completed the sale of GEM DE and its operating subsidiaries. On August 17, 2009, GEM DE divested the assets of GEM Mobile Treatment Services, Inc. Based on the completion of this divestiture subsequent to year end, the revenues and expenses of all of the GEM DE entities have been classified as discontinued operations and the assets and liabilities of GEM DE also have been classified as discontinued. The revenues and expenses in the accompanying financial statements reflect only the operations of CLW (and its operating subsidiary SCWW) and the operations of GEM Nevada, the corporate parent, for the three months ended March 31, 2010.

Revenues

Total revenues are presented in the income statement for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the three months ended March 31, 2010. Total revenues for 2010 were $1,458,706. Revenues for the three months were approximately 25% above the 2009 levels for the same period.

Cost of Revenues

Cost of revenues are presented in the income statement for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the three months ended March 31, 2010. Cost of  revenues for 2010 were $1,285,937or 88% of revenue for the three months. It is anticipated that in a normal year that cost of sales will be approximately 65% of revenue (which represents the historical average for the latest 24 month period for SCWW).

Operating Expenses

Operating expenses for only the continuing business (i.e., CLW and its only operating subsidiary SCWW) for the three months ended March 31, 2010 were $209,814 or 14.4% of revenue. It is anticipated that in a normal year operating expenses will be approximately 25% of revenue (which represents the historical average for the latest 24 month period for SCWW). Operating expenses for GEM Nevada were $1,668,729 for the three months ended March 31, 2010. Total operating expense for the three months ended March 31, 2010 were $2,588,949 or 177.5% of revenue.

Depreciation and amortization expenses are included in operating expenses, and represent only the expenses of CLW (and its only operating subsidiary SCWW) for the three months ended March 31, 2010. Depreciation and amortization for 2010 was $312,022 or 21.4% of revenue.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2010 were $868,880, or 59.6% of revenue. Interest costs are primarily attributable to: a) interest on the remaining CVC term borrowings of $1,177,077; b) interest on the SCWW acquisition notes of $8,986,208.

Other Non-operating Income

The Company did not have other non-operating income for the three months ended March 31, 2010.

Net Income

The net income for the three months ended March 31, 2010 was $4,477,955 or 307% of revenue. The net loss from continuing operations of $3,376,879 was primarily attributable to the operating and interest expenses detailed above. Net income included a gain on the sale of Gem Delaware of $8,687,132 (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2010 was $2,327,214 as compared to $1,195,653 for the same period in 2009.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net income of $4,477,955 and used cash in operations and discontinued operations of $2,327,214 during the quarter ended March 31, 2010. Continuing operations used cash of $2,734,512 and discontinued operations provided cash of $407,298. As of March 31, 2010 the Company had current liabilities exceeding current assets by $14,476,019 primarily because of the reclassification of long term debt to current resulting from covenant provisions under the ComVest notes and had a stockholders’ deficiency of $9,777,078. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management completed a plan in February 2010 to divest certain parts of the business in order to satisfy obligations of its senior lender. In conjunction with that strategy, the assets of GEM MobileTreatment Services (GEM MTS) were sold on August 17, 2009. GEM MTS was sold to MTS Acquisition Company, Inc., a holding company, and will be owned and operated by two former senior executives of GEM. Consideration for the sale was in the form of promissory notes in the aggregate amount of $5.6 million, the assignment of approximately $1.0 million of accounts payable and possible future royalties. The consideration was immediately assigned to CVC California, LLC, ("CVC") GEM's senior secured lender. As the notes are paid to CVC, GEM's indebtedness to CVC will be reduced. In conjunction with this transaction, all sources of cash from this entity have been classified in discontinued operations.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company has agreed to sell to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiary, General Environmental Management, Inc. a Delaware corporation, ("GEM DE") for cash (the “Sale”).Luntz agreed to pay the Company $14 million for the purchased interests. On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE. The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company (see Note 4).

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

Cash Flows for the Three Months Ended March 31, 2010.

Operating activities for the three months ended March 31, 2010 produced $2,327,214 in cash. Accounts receivable, net of allowances for bad debts, were increased by $79,084 as of March 31, 2010 and accounts payable were decreased by $61,663.  Depreciation and amortization for the three months ended March 31, 2010 totaled $358,474. The net income of $4,477,955 included a number of non-cash items incurred by the Company including expenses of $119,677 representing the fair value of vested options, $388,602 representing amortization of discount on notes, $427,500 representing warrants issued for services, $1,512,064 representing debt modification, $272,459 representing accrued interest on notes payable, $1,709,052 representing a gain on extinguishment of  derivative liabilities and a gain of $8,687,131 on sale from discontinued operations. Prepaid expenses increased by $111,530 and accrued expenses decreased by $223,085.

The Company provided cash for investment in plant, property and equipment and deposits totaling approximately $11,276,685 for the three months ended March 31, 2010. Financing activities used $9,175,123 for the three months ended March 31, 20 to reduce notes payable and make payments on capital leases.

These activities resulted in a $225,652 reduction in cash balances for the three months ended March 31, 2010.

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

(c) Revenue Recognition

The Company's business activities include providing wastewater treatment for companies and haulers in Ventura County, California, and in adjacent counties. The Company recognizes revenue at the time its customers unload untreated wastewater at the Company's facility. Concurrent with the recognition of revenue, the Company records the estimated costs to treat and dispose of the wastewater on hand.

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

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll-forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll-forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on the Company’s results of operations or financial condition.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.      Submission of Matters to a Vote of Security Holders

A Special Meeting of stockholders of General Environmental Management, Inc., a Nevada corporation, was held on February 19, 2010, to approve the sale of the Company's wholly owned subsidiary, General Environmental Management, Inc. a Delaware corporation, pursuant to an Agreement, dated as of November 25, 2009, by and between Luntz Acquisition (Delaware), LLC and the Company.

At the meeting, stockholders approved the Purchase Agreement dated as of November 25, 2009, by and between the Company and Luntz Acquisition (Delaware) LLC.

Item 5.	Other Information

None

Item 6. Exhibits and Reports

(a)         Exhibits

(b)         Reports on Form 8-K

1.	Amendment to Revolving Credit and Term Loan Agreement, filed with the Commission on 6/4/09

2.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 8/21/09

3.	3. Material definitive agreement and Corporate governance and management, filed with the commission on 9/11/2009

4.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 8/21/09

5.	5. Material definitive agreement and Corporate governance and management, filed with the commission on 9/11/2009

6.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 11/18/09

7.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 12/03/09

8.	Material definitive agreement , filed with the commission on 12/23/2009

9.	Material definitive agreement and Amended Completion of acquisition or disposition of assets, filed with the commission on 01/26/10

10.	Material definitive agreement and Amended Completion of acquisition or disposition of assets, filed with the commission on 01/29/10

11.	Material definitive agreement and other events, filed with the commission on 02/24/10

12.	Material definitive agreement and Completion of acquisition or disposition of assets, filed with the commission on 03/02/10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENVIRONMENTAL MANAGEMENT, INC

Dated:	May 24, 2010	/s/ Timothy J. Koziol
Timothy J. Koziol, CEO and Chairman of the Board of Directors

Dated:	May 24, 2010	/s/ Brett M. Clark
Executive Vice President of Finance, Chief Financial Officer