Form 10-K
period 2020-12-31
GENERAL ENTERTAINMENT VENTURES, INC
filed 2021-09-29
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 033-55254-38

General Entertainment Ventures, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	87-2765150
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1740H Del Range Blvd., Suite 166
Cheyenne, WY 82009

(Address of principal executive offices (Zip Code)

(800) 401-4535

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

At June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $229,454 based on the closing sale price of the registrant’s common stock on June 30, 2020.

The number of shares of registrant’s common stock outstanding as of September 27, 2021 was 22,945,388.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business.

Corporate History

General Environmental Management Inc., now General Entertainment Ventures, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 14, 1990. The Company did not have operations from its inception until February 2005, because it was formed for the primary purpose of seeking an appropriate merger candidate.

On February 14, 2005, the Company entered into a transaction with General Environmental Management, Inc., a Delaware corporation (“GEM DE”) in exchange for 630,481 shares of class A common stock and as a result, GEM DE became a wholly owned subsidiary of Ultronics Corporation (“Ultronics”). The acquisition was treated as a reverse merger with GEM DE deemed to be the accounting acquiror, and Ultronics the legal acquiror. Ultronics name was changed to General Environmental Management, Inc. on March 16, 2005.

On March 10, 2006, the Company entered into an Agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California (“K2M”), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M.

On August 31, 2008, GEM DE entered into an agreement with Island Environmental Services, Inc. of Pomona, California (“Island”), a privately held company, pursuant to which GEM DE acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments.

On November 6, 2009, the Company entered into a Stock Purchase Agreement (“CLW Agreement”) with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated (“CLW”), a privately held company. CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (“SCWW”) a California corporation. CLW’s only operating subsidiary is SCWW.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company sold to Luntz all of the issued and outstanding stock of the Company’s primary operating subsidiaries for cash (the “Sale”). On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE. The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company.

Subsequent to the Luntz transaction, the Company’s revenues and expenses, operations, assets and liabilities were discontinued from February 2010 until January 2021.

In January 2021, Board of Directors of the Company approved redomiciling the Company in Delaware. On March 31, 2021, the Company formed General Entertainment Ventures, Inc. (“GEVI”) in Delaware as a wholly owned subsidiary of the Company. The purpose of the formation of GEVI was to merge the Company into GEVI pursuant to Section 251(g) of the General Corporation Law of the State of Delaware. On April 10, 2021, after approval by the board of directors and shareholders of the Company, the Company was merged into GEVI pursuant to an Agreement and Plan of Merger dated as of the same date. GEVI is the accounting and legal acquiror of the Company.

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is a development stage company in the home essentials technology space, and owns a provisional patent for a safe and secure night light.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Item 1A. Risk Factors.

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

Our stock could be the subject of short selling and, if this occurs, the market price of our stock could be adversely affected and, in turn, adversely affect our ability raise additional capital through the sale of our common stock.

It is conceivable that our stock could be subject to the practice of short owned directly by the seller; rather, the stock is “loaned” for the sale by a broker-dealer to someone who “shorts” the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in our common stock, there could be a negative effect on the trading price of our stock. If the trading price of our common stock decreases, this may negatively impact our ability to raise additional capital through the sale of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

We currently have no legal proceeding to which we are a party to or to which our property is subject to and, to the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Pink under the symbol “GEVI.” Our stock is thinly traded on the OTC Markets and there can be no assurance that a liquid market for our common stock will ever develop.

Security Holders

As of September 27, 2021, we estimate there were approximately 719 holders of record. As of September 27, 2021, 22,945,388 shares of our Common Stock were issued and outstanding.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended December 30, 2020 and the year ended December 30, 2019

Our results of operations for the years ended December 31, 2020 and 2019 are summarized below:

	Years Ended
	December 31,
	2020	2019	Change
Revenue	$-	$-	$-
Operating expenses	$109,355	$-	109,355
Net loss	$(109,355)	$-	$109,355

Revenues and Other Income

During the years ended December 31, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted of management fees of $109,355 in the year ended December 31, 2020, compared to $0 in the year ended December 31, 2019. The Company recorded management fees to the Chief Executive Officer (CEO) for salary of $19,355 and stock based compensation of $90,000 for the issuance of Series A Preferred Shares.

Net Loss

As a result of the foregoing, we incurred a net loss of $109,355, for the year ended December 31, 2020, compared to a net loss of $0 for the corresponding year ended December 31, 2019.

Liquidity and Capital Resources

	December 31,	December 31.
	2020	2019	Change
Cash and cash equivalents	$-	$-	$-

Current Assets	$-	$-	$-
Current Liabilities	$9,355	$-	$9,355
Working Capital (Deficiency)	$(9,355)	$-	$(9,355)

As of December 31, 2020 and 2019, we had no cash.

As of December 31, 2020, we had no current assets, we had liabilities of $9,355, and our working capital deficiency was $9,355.

Cash Flows

Years Ended
December 31,
	2020	2019
Cash from operating activities	$-	$-
Cash from Investing Activities	$-	$-
Cash from financing activities	$-	$-
Net Change In Cash	$-	$-

Operating Activities

For the year ended December 31, 2020, net cash flows from operating activities was $0, consisting of a net loss of $109,355, reduced by stock -based compensation of 100,000, and due to related party of $9,355. For the year ended December 31, 2019, net cash used in operating activities was $0.

Off-balance sheet arrangements

We have no “off-balance sheet arrangements”.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting using the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. This is due to the lack of segregation of duties throughout our accounting and finance group as a result of our limited resources and staff, which may be considered a material weakness. We do not have a formal process in reviewing, approving, closing, or finalizing the financial reporting or closing process.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness. To address these material weaknesses, a number of the procedures have been implemented, including the retention of qualified accounting and finance staff and we are also working with an outside financial firm to assist with the preparation and review of our financial statements and periodic reports, to ensure that the financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Jason R. Tucker	President and Chairman	45	12/22/2021

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Mr. Tucker has 15 years experience in New Business Development, Project Management, Account Management and Sales Engineering; and through Strategic Asset Holdings, LLC. Mr. Tucker filed for a provisional patent for the Safe and Secure Night Light, a home security essentials i.o.t. product.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Compliance with Section 16(a) of the Exchange Act

 Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.generalentertainmentventuresinc.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended December 31, 2020 and 2019. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	None-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earrings	All Other Compensation	Total
		$	$	$	$	$	$	$
Jason Tucker (1)	2019	-	-	-	-	-	-	-
(Chief Executive Officers, Chief Financial Officer)	2020	-	-	-	-	-	-	-

Jason Black(2)	2019	-	-	-	-	-	-	-
(Chief Executive Officers, Chief Financial Officer)	2020	19,355	-	-	-	-	90,000	109,355

(1)	Jason Tucker has served as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since December 22, 2020.

(2)	Jason Black has server as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director From March 18, 2019 to December 22, 2020.

Stock-Based Compensation

In November 2020, the Company recorded $100,000 for stock based compensation to Jason Black for the issuance of 10,000,000 Series A Preferred Stock. The Compensation was for $10,000 of accrued salary and $90,000 of additional compensation.

Director Compensation

None.

Employment Agreement

We have no employment agreements with any of our officers, and have not issued any incentive or other stock options, profit sharing or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 27, 2021 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 1740H Del Range Blvd., Suite 166 Cheyenne, WY 82009

Name and Address of Beneficial Owner	Title of Class	Amounts and nature of Beneficial Owner	Percent of Class
5% Stockholder		Shares	%
Janis Ralston	Preferred A Shares	10,000,000	100%
CVC California, LLC	Common stock	3,750,000	16.34%
Don Danks	Common stock	2,000,000	8.72%
General Pacific Partners, LLC	Common stock	1,437,500	6.26%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During our last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction worth more than $120,000 to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

(a)	any director or officer of our company;

(b)	any proposed director of officer of our company;

(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or,

(d)	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the year ended December 31, 2020 and 2019, the Company accrued of $19,355, and $0, for management fees to the Company’s former Chief Executive Officer (CEO). As at December 31, 2020 and 2019, due to related party, for accrued salary to the former CEO was $9,355 and $0, respectively

During the year ended December 31, 2020, the Company issued 10,000,000 shares of Convertible Series A Preferred Stock, valued $100,000 to the Company’s former CEO, for settlement of management fee and compensation.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees:	$6,500	$6,500
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$6,500	$6,500

Audit Fees

- This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

- This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

- This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

- This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-7.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit Number	Description

21.1	Wholly-owned Subsidiary of the Registrant – Strategic Asset Holdings, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

________

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Entertainment Ventures, Inc.

Dated: September 29, 2021	By:	/s/ Jason Tucker
Jason Tucker
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

General Entertainment Ventures, Inc.

Dated: September 29, 2021	By:	/s/ Jason Tucker
Jason Tucker
Chief Executive Officer and Chief Financial Officer

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Entertainment Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of General Entertainment Ventures, Inc. as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses each year from inception through December 31, 2020 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2021.

Seattle, Washington

September 27, 2021

F-1

General Entertainment Ventures, Inc.

Balance Sheets

	December 31,	December 31.
	2020	2019
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)
Due to related party	9,355	-
Total Current Liabilities	9,355	-

Total Liabilities	9,355	-

Stockholders' Equity (Deficit)
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares and 0 shares issued and outstanding, respectively	10,000	-
Common Stock par value $0.001, authorized 1,000,000,000 shares, 22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,336,299	56,246,299
Accumulated deficit	(56,378,599)	(56,269,244)
Total Stockholders' Equity (Deficit)	(9,355)	-

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See the accompanying Notes, which are an integral part of these audited Financial Statements.

F-2

General Entertainment Ventures, Inc.

Statement of Operations

	Years Ended
	December 31,
	2020	2019

Operating Expenses
Management compensation	109,355	-
Total operating expenses	109,355	-

Net Loss before Taxes	(109,355)	-

Provision for income taxes	-	-
Net Loss	$(109,355)	$-

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388

   See the accompanying Notes, which are an integral part of these audited Financial Statements.

F-3

General Entertainment Ventures, Inc.

Statements of Change in Stockholders’ Equity

For the years ended December 31, 2020 and 2019

	Convertible Series A				Additional		Total Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2018	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Net loss	-	-	-	-	-	-	-
Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Issuance Convertible Series A Preferred Stock - related party compensation	10,000,000	10,000	-	-	90,000	-	100,000
Net loss	-	-	-	-	-	(109,355)	(109,355)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

See the accompanying Notes, which are an integral part of these audited Financial Statements.

F-4

General Entertainment Ventures, Inc.

Statement of Cash Flows

	Years Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(109,355)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100,000	-
Changes in operating assets and liabilities:
Due to related party	9,355	-
Net Cash Provided by (Used in) Operating Activities	-	-

Change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See the accompanying Notes, which are an integral part of these Financial Statements.

F-5

General Entertainment Ventures, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

The Company’s fiscal year is December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash and cash equivalents at December 31, 2020 and 2019.

Fair Value Measurements

The Company’s financial instruments, including due to related parties, are carried at historical cost. At December 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. ASU 2018-13 removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty, and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. The impact of this new standard on the Company’s financial statements is not material.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements.

F-6

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 2 – Liquidity and Going Concern

The accompanying financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

Note 3 – Stockholders’ Equity

Preferred Shares

The Company has authorized 10,000,000 shares of Convertible Series A Preferred Stock, par value $0.001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock.  The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

On November 25, 2020, the Company’s board of directors approved issuance of 10,000,000 Convertible Series A Preferred Stock, valued at $100,000, for compensation to our former CEO.

As of December 31, 2020, and 2019, 10,000,000 and 0 shares of Convertible Series A Preferred Stock had been issued and outstanding, respectively.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 . Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2020, and 2019, there were 22,945,388 shares of the Company’s common stock issued and outstanding, respectively.

Note 4 – Related Party Transactions

•	During the year ended December 31, 2020 and 2019, the Company accrued of $19,355, and $0, for management fees to the Company’s former Chief Executive Officer (CEO). As at December 31, 2020 and 2019, due to related party, for accrued salary to the former CEO was $9,355 and $0, respectively

•	During the year ended December 31, 2020, the Company issued 10,000,000 shares of Convertible Series A Preferred Stock, valued $100,000 to the Company’s former CEO, for settlement of management fee and compensation.

F-7

Note 5 – Subsequent Events

The Company has reviewed subsequent events through September 28, 2021 and have the following material events to disclose:

Corporate Changes

General Environmental Management Inc., now General Entertainment Ventures, Inc. (the “Company” “GEVI”), was originally incorporated under the laws of the State of Nevada on March 14, 1990.

In January 2021, Board of Directors of the Company approved redomiciling the Company in Delaware. On March 31, 2021, the Company formed General Entertainment Ventures, Inc. in Delaware as a wholly owned subsidiary of the Company. The purpose of the formation of GEVI was to merge the Company into GEVI pursuant to Section 251(g) of the General Corporation Law of the State of Delaware. On April 10, 2021, after approval by the board of directors and shareholders of the Company, the Company was merged into GEVI pursuant to an Agreement and Plan of Merger dated as of the same date. GEVI is the accounting and legal acquiror of the Company.

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is a development stage company in the home essentials technology space, and owns a provisional patent for a safe and secure night light. SAH is controlled by the Company's Chief Executive Officer.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Change of Control

On April 14, 2021, Jan Ralston acquired 10,000,000 Series A Preferred Stock from Jason Black, our former Chief Executive Officer, in a private transaction. The transaction constituted a change of control in the Company, due to the preferred shares super voting rights.

F-8