Form 10-Q
period 2021-03-31
GENERAL ENTERTAINMENT VENTURES, INC
filed 2021-10-04
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 033-55254-38

GENERAL ENTERTAINMENT VENTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	87-2765150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1740H Del Range Blvd, Suite 166 Cheyenne, WY	82009
(Address of principal executive offices)	(Zip Code)

(800) 401-4535

(Registrant’s telephone number, including area code)

 _____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES     ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

22,945,388 shares of common stock issued and outstanding as of October 4, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Entertainment Ventures, Inc.

Balance Sheets

  (Unaudited)

	March 31,	December 31.
	2021	2020
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)
Due to related party	9,355	9,355
Total Current Liabilities	9,355	9,355

Total Liabilities	9,355	9,355

Stockholders' Equity (Deficit)
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares,
10,000,000 shares and 0 shares issued and outstanding, respectively	10,000	10,000
Common Stock par value $0.001, authorized 1,000,000,000 shares,
22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,336,299	56,336,299
Accumulated deficit	(56,378,599)	(56,378,599)
Total Stockholders' Equity (Deficit)	(9,355)	(9,355)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

3

General Entertainment Ventures, Inc.

Statement of Operations

 (Unaudited)

Three Months Ended
March 31,
	2021	2020

Operating Expenses
Total operating expenses	-	-

Net Loss before Taxes	-	-

Provision for income taxes	-	-
Net Loss	$-	$-

Net Loss Per Common Share – Basic and Diluted	$-	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388

   See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2021

							Total
	Convertible Series A				Additional		Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

For the three months ended March 31, 2020

							Total
	Convertible Series A				Additional		Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2020	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Statement of Cash Flows

 (Unaudited)

Three Months Ended
March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$-	$-
Changes in operating assets and liabilities:
Net Cash Provided by (Used in) Operating Activities	-	-

Change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2021

(Unaudited)

Note 1 – Organization and Going Concern

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on September 29, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Note 3 – Related Party Transactions

As at March 31, 2021 and December 31, 2020, $9,355 is accrued for salary to our former Chief Executive Officer.

Note 4 – Subsequent Events

The Company has reviewed subsequent events through October 4, 2021 and have the following material events to disclose:

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is an early-stage company in the home essentials technology space, and owns a provisional patent for a safe and secure night light. SAH is controlled by the Company's Chief Executive Officer.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Change of Control

On April 14, 2021, Jan Ralston acquired 10,000,000 Series A Preferred Stock from our former Chief Executive Officer, in a private transaction. The transaction constituted a change of control in the Company, due to the preferred shares super voting and conversion rights, entitling the holder to one thousand (1,000) shares and votes of common stock for every one (1) share of Convertible Series A Preferred Stock owned.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Our unaudited financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean General Entertainment Ventures, Inc.

General Overview

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

Results of Operations

For three months ended March 31, 2021, compared to three months ended March 31, 2020.

The Company has not generated revenues for the three months ended March 31, 2021 and 2020.

Our net loss for the three months ended March 31, 2021, was $0 compared to a net loss of $0 for three months ended March 31, 2020.

As of March 31,2021 and December 31,2020, the number of shares outstanding was 22,945,388.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021 and December 31, 2020, our total assets were $0, respectively.

As of March 31, 2021, and December 31, 2020, our total liabilities were $9,355, due to related party for salary to our former Chief Executive Officer, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended March 31, 2021, net cash flows used in operating activities was $0. Cash flows used in operating activities for the three months ended March 31, 2020, was $0.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended March 31, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended March 31, 2021, net cash provided by financing activities was $0. For the three months ended March 31, 2020, net cash from financing activities was $0.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Entertainment Ventures, Inc.
(Registrant)

Dated: October 4, 2021	/s/ Jason Tucker
Jason Tucker
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

