Form 10-Q
period 2021-06-30
GENERAL ENTERTAINMENT VENTURES, INC
filed 2021-10-08
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 033-55254-38

GENERAL ENTERTAINMENT VENTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	87-0485313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1740H Del Range Blvd, Suite 166 Cheyenne, WY	82009
(Address of principal executive offices)	(Zip Code)

(800) 401-4535

(Registrant’s telephone number, including area code)

__________________________________________________________

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

22,945,388 shares of common stock issued and outstanding as of October 6, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Entertainment Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$4,057	$-
Total Current Assets	4,057	-

Total Assets	$4,057	$-

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$524	$-
Loan payable	17,260	-
Note payable - related party	50,000	-
Due to related party	9,355	9,355
Total Current Liabilities	77,139	9,355

Total Liabilities	77,139	9,355

Stockholders’ Deficit
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares,
10,000,000 shares and 0 shares issued and outstanding, respectively	10,000	10,000
Common Stock par value $0.001, authorized 1,000,000,000 shares,
22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,336,299	56,336,299
Accumulated deficit	(56,442,326)	(56,378,599)
Total Stockholders’ Deficit	(73,082)	(9,355)

Total Liabilities and Stockholders’ Deficit	$4,057	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses
General and administration	3,822	-	3,822	-
Management compensation	6,405	-	6,405	-
Impairment loss	52,976	-	52,976	-
Total operating expenses	63,203	-	63,203	-

Loss from Operations	(63,203)	-	(63,203)	-

Other Income (Expense)
Interest expense	(524)	-	(524)	-
Total other expense	(524)	-	(524)	-

Net Loss before Taxes	(63,727)	-	(63,727)	-

Provision for income taxes	-	-	-	-
Net Loss	$(63,727)	$-	$(63,727)	$-

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$-	$(0.00)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388	22,945,388	22,945,388

 See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

 For the six months ended June 30, 2021

	Convertible Series A				Additional		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	10,000	22,945,388	22,945	56,336,299	(56,378,599)	(9,355)

Net loss	-	-	-	-	-	(63,727)	(63,727)
Balance - June 30, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,442,326)	$(73,082)

For the six months ended June 30, 2020

							Total
	Convertible Series A Preferred stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2020	-	-	22,945,388	22,945	56,246,299	(56,269,244)	-

Net loss	-	-	-	-	-	-	-
Balance - June 30, 2020	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(63,727)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	52,976
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,767)	-
Net Cash Used in Operating Activities	(12,518)	-

Cash Flows from Investing Activities:
Acquisition of Strategic Asset Holdings	14,075	-
Net Cash Provided by Investing Activities	14,075	-

Cash Flows from Financing Activities:
Proceed from loan	2,500	-
Net Cash Provided by Financing Activities	2,500	-

Change in cash	4,057	-
Cash, beginning of period	-	-
Cash, end of period	$4,057	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Disclosure:
Issuance of note payable for acquisition	$50,000	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Notes to Consolidated  Financial Statements

June 30, 2021

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

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is an early-stage company in the home essentials technology space, and owns a provisional patent for a safe and secure night light. SAH is controlled by the Company’s Chief Executive Officer.

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

Going Concern

The accompanying consolidated  financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Note 3 – Acquisition

On May 10, 2021, the Company acquired 100% of the outstanding common shares of Strategic Assets Holdings, Inc. (SAH), a company controlled by Jason Tucker, our sole officer and director. The goodwill arising from the acquisition consists solely for the coast in excess of company net asset value. The Company impaired goodwill on acquisition and recorded an impairment of $52,976 to operating expenses.

The following table summarizes the consideration paid for SAH and the amounts of the assets acquired, and liabilities assumed recognized at the acquisition date at May 10, 2021:

Consideration:
Note payable	$50,000

Unaudited combined proforma results of operations for the six months ended June 30, 2021 and 2020 as though the Company acquired SAH on June 8, 2020 (Inception), are set forth below:

	Six Months Ended
	June 30,
	2021	2020
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses	87,741	-
Operating loss	(87,741)	-

Other expense	(524)	-

Net Loss	$(88,265)	$-

Note 4 – Related Party Transactions

Note Payable

Pursuant to corporate change (see Note 1), the Company issued a promissory note of $50,000 to the Company’s CEO, bearing interest at an annual rate of 7.5% and mature on May 10, 2022. For the six months ended June 30,2021, the Company recorded interest expenses of $524. As of June 30, 2021, the Company was obliged for this interest-bearing promissory note with a balance of $50,000 and accrued interest of $524.

Other

As at June 30, 2021 and December 31, 2020, $9,355 is accrued for salary to our former Chief Executive Officer.

During the six months ended June 30, 2021, the Company paid $6,405 management fees to the Company’s sole member.

Note 5 –Loan Payable

On June 3, 2020, the Company entered in a line of credit agreement with third party for financing up to of $40,000 upon request of the Company for unlimited period. The line of credit was unsecured and each draw will incur 0% interest per annum at the time it was issued if repaid within 2 years. If after 2 years each draw shall incur, the interest is 9% per annum. During the six months ended June 30, 2021, the Company utilized $2,500 of line of credit. As of June 30, 2021, the unpaid balance of line of credit was $17,260.

Note 6 – Subsequent Events

The Company has reviewed subsequent events through October 6, 2021 and have the following material events to disclose:

•         On September 20, 2021, the Company borrowed $3,000 against the line of credit.

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

Our unaudited consolidated financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Results of Operations

For three months ended June 30, 2021, compared to three months ended June 30, 2020.

The Company has not generated revenues for the three months ended June 30, 2021 and 2020.

Our net loss for the three months ended June 30, 2021, was $63,727 compared to a net loss of $0 for three months ended June 30, 2020.

For six months ended June 30, 2021, compared to six months ended June 30, 2020.

The Company has not generated revenues for the six months ended June 30, 2021 and 2020.

Our net loss for the six months ended June 30, 2021, was $63,727compared to a net loss of $0 for six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the number of shares outstanding was 22,945,388.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, our total assets were $4,057 and $0, respectively.

As of June 30, 2021, and December 31, 2020, our total liabilities were $77,139 and $9,355, respectively. As of June 30, 2021, the total liabilities consist of note payable -related party of $50,000, loan payable of $17,260, due to related party for salary to our former Chief Executive Officer of $9,355 and accrued interest of $524.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months ended June 30, 2021, net cash flows used in operating activities was $12,518. Cash flows used in operating activities for the six months ended June 30, 2020, was $0.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, cash flows from investing activities were $14,075 from acquisition of Strategic Asset Holdings, LLC. We have not generated cash flows from investing activities for the six months ended June 30, 2020.

Cash Flows from Financing Activities

For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $2,500 from proceeds from loan and $0, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Entertainment Ventures, Inc.
(Registrant)

Dated: October 7, 2021	/s/ Jason Tucker
Jason Tucker
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

