Form 10-Q
period 2021-09-30
General Enterprise Ventures, Inc.
filed 2021-10-19
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 033-55254-38

General Enterprise Ventures, Inc.
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

22,945,388 shares of common stock issued and outstanding as of October 18, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Entertainment Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$686	$-
Total Current Assets	686	-

Total Assets	$686	$-

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$1,469	$-
Loan payable	20,260	-
Note payable - related party	50,000	-
Due to related parties	11,094	9,355
Total Current Liabilities	82,823	9,355

Total Liabilities	82,823	9,355

Stockholders' Deficit

Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares and 0 shares issued and outstanding, respectively	10,000	10,000
Common Stock par value $0.001, authorized 1,000,000,000 shares, 22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,336,299	56,336,299
Accumulated deficit	(56,451,381)	(56,378,599)
Total Stockholders' Deficit	(82,137)	(9,355)

Total Liabilities and Stockholders' Deficit	$686	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	2,015	-	5,837	-
Management compensation	6,095	-	12,500	-
Impairment of goodwill	-	-	52,976	-
Total operating expenses	8,110	-	71,313	-

Loss from Operations	(8,110)	-	(71,313)	-

Other Income (Expense)
Interest expense	(945)	-	(1,469)	-
Total other expense	(945)	-	(1,469)	-

Net Loss before Taxes	(9,055)	-	(72,782)	-

Provision for income taxes	-	-	-	-
Net Loss	$(9,055)	$-	$(72,782)	$-

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$-	$(0.00)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388	22,945,388	22,945,388

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the nine months ended September 30, 2021

	Convertible Series A						Total
	Preferred stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	10,000	22,945,388	22,945	56,336,299	(56,378,599)	(9,355)

Net loss	-	-	-	-	-	(63,727)	(63,727)
Balance - June 30, 2021	10,000,000	10,000	22,945,388	22,945	56,336,299	(56,442,326)	(73,082)

Net loss	-	-	-	-	-	(9,055)	(9,055)
Balance - September 30, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,451,381)	$(82,137)

For the nine months ended September 30, 2020

	Convertible Series A						Total
	Preferred stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2020	-	-	22,945,388	22,945	56,246,299	(56,269,244)	-

Net loss	-	-	-	-	-	-	-
Balance - June 30, 2020	-	-	22,945,388	22,945	56,246,299	(56,269,244)	-

Net loss	-	-	-	-	-	-	-
Balance - September 30, 2020	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(72,782)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	52,976
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,469	-
Due to related party	(552)	-
Net Cash Used in Operating Activities	(18,889)	-

Cash Flows from Investing Activities:
Cash proceeds from acquisition of Strategic Asset Holdings, Inc.	14,075	-
Net Cash Provided by Investing Activities	14,075	-

Cash Flows from Financing Activities:
Proceeds from loan payable	5,500	-
Net Cash Provided by Financing Activities	5,500	-

Change in cash	686	-
Cash, beginning of period	-	-
Cash, end of period	$686	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of note payable for acquisition of Strategic Asset Holdings, Inc,	$50,000	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

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

Unaudited combined proforma results of operations for the nine months ended September 30, 2021 and 2020 as though the Company acquired SAH on June 8, 2020 (Inception), are set forth below:

	Nine Months Ended
	September 30,
	2021	2020
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses	95,851	-
Operating loss	(95,851)	-

Other expense	(1,469)	-

Net Loss	$(97,320)	$-

Note 4 – Related Party Transactions

Note Payable

Pursuant to corporate change (see Note 1), the Company issued a promissory note of $50,000 to the Company’s CEO, bearing interest at an annual rate of 7.5% and mature on May 10, 2022. For the nine months ended September 30, 2021, the Company recorded interest expenses of $1,469. As of September 30, 2021, the Company was obliged for this interest-bearing promissory note with a balance of $50,000 and accrued interest of $1,469.

Other

As at September 30, 2021 and December 31, 2020, $9,355 is accrued for salary to our former Chief Executive Officer.

During the three and nine months ended September 30, 2021, the Company paid $4,356 and $10,553 management fees to the Company’s sole member, respectively.

Note 5 –Loan Payable

On June 3, 2020, the Company entered in a line of credit agreement with third party for financing up to of $40,000 upon request of the Company for unlimited period. The line of credit was unsecured and each draw will incur 0% interest per annum at the time it was issued if repaid within 2 years. If after 2 years each draw shall incur, the interest is 9% per annum. During the three and nine months ended September 30, 2021, the Company utilized $3,000 and $5,500 of line of credit. As of September 30, 2021, the unpaid balance of line of credit was $20,260.

Note 6 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2021 through the date these financial statements were issued on October 18, 2021.

•	Effictive October 11, 2021, the Company amended their articles of incorporation to change the name to General Enterprise Ventures Inc.

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

On October 11, 2021, after approval by the board of directors and shareholders of the Company, the Company changed its name to General Enterprise Ventures, Inc.

Results of Operations

For three months ended September 30, 2021, compared to three months ended September 30, 2020.

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	8,110	-	8,110
Other expenses	945	-	945
Net loss	$(9,055)	$-	$8,110

The Company has not generated revenues for the three months ended September 30, 2021 and 2020.

Our net loss for the three months ended September 30, 2021, was $9,055 compared to a net loss of $0 for three months ended September 30, 2020.

Our operating expenses for the three months ended September 30, 2021 were $8,110 compared to $0 for the three months ended September 30, 2020. For the three months ended September 30, 2021, operating expenses consisted of management compensation of $6,095 and general and administrative expenses of $2,015.

Our other expenses for the three months ended September 30, 2021 was $945 compared to $0 for the three months ended September 30, 2020. For the three months ended September 30, 2021, other expenses consist of interest expense of $945.

For nine months ended September 30, 2021, compared to nine months ended September 30, 2020.

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	$71,313	$-	71,313
Other expenses	1,469	-	1,469
Net loss	$(72,782)	$-	$72,782

The Company has not generated revenues for the nine months ended September 30, 2021 and 2020.

Our net loss for the nine months ended September 30, 2021, was $72,782 compared to a net loss of $0 for nine months ended September 30, 2020.

Our operating expenses for the nine months ended September 30, 2021 were $71,313 compared to $0 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, operating expenses consists of management compensation of $12,500, general and administrative expenses of $5,837 and impairment loss of $52,976 in relation to impairment of goodwill on acquisition of Strategic Asset Holdings, LLC.

Our other expenses for the nine months ended September 30, 2021 was $1,469 compared to $0 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, other expenses consist of interest expense of $1,469.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2021 and December 31, 2020.

Working Capital

	September 30,	December 31,
	2021	2020	Change
Cash	$686	$-	$686

Current Assets	$686	$-	$686
Current Liabilities	$82,823	$9,355	$73,468
Working Capital (Deficiency)	$(82,137)	$(9,355)	$(72,782)

As of September 30, 2021 and December 31, 2020, our total assets were $686 and $0, respectively.

As of September 30, 2021 and December 31, 2020, our total liabilities were $82,823 and $9,355, respectively.

As of September 30, 2021, the total liabilities consist of note payable - related party of $50,000, loan payable of $20,260, due to related party for salary to our current and former Chief Executive Officer of $11,094 and accrued interest of $1,469. As of December 31, 2020, the total liabilities consist of due to related party for salary to our former Chief Executive Officer of $9,355.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Cash used in operating activities	$(18,889)	$-
Cash provided by Investing Activities	$14,075	$-
Cash provided by financing activities	$5,500	$-
Net Change In Cash	$686	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months ended September 30, 2021, net cash flows used in operating activities was $18,889. Cash flows used in operating activities for the nine months ended September 30, 2020, was $0.

For the nine months ended September 30,2021, net cash flow used in operating activities was $18,889 consisting of a net loss of 72,782, reduced by impairment loss of $52,976, accrued interest of $1,469 and offset by an increase due to related party of $552.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, cash flows from investing activities were $14,075 from acquisition of Strategic Asset Holdings, LLC. We have not generated cash flows from investing activities for the nine months ended September 30, 2020.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $5,500 from proceeds from loan and $0, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Entertainment Ventures, Inc.
(Registrant)

Dated: October 19, 2021	/s/ Jason Tucker
Jason Tucker
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

