Form 10-Q/A
period 2021-09-30
General Enterprise Ventures, Inc.
filed 2022-03-22
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

(888) 278-4669

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

EXPLANATORY NOTE

General Enterprise Ventures, Inc., formerly known as General Entertainment Ventures, Inc. ("GEVI” or the “Company”), is filing this Amendment No. 1 (the “Amendment”) to its Quarter Report on Form 10-Q for the period ended September 30, 2021 (the “2021 10-Q”) originally filed with the U.S. Securities and Exchange Commission (“SEC”) on October 19, 2021. This Amendment is being filed to restate its financial statements as of and for the period ended September 30, 2021, and accompanying notes to the financial statements included in the Amendment.

The restatement primarily relates to the inclusion of professional fees paid to our independent public accounting firm during the third quarter ended September 30, 2021 and which were not recorded in the original 2021 10-Q filing.

Although this Form amends and restates the original Form in its entirety, except for the information described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and unless otherwise stated herein, the information contained in this Amendment is current only as of the date of the original filing. Except as noted herein, no other changes have been made to the original 2021 0-Q. Accordingly, this form should be read in conjunction with the Company's filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Forms. The sections of the original Forms affected by the restatement should no longer be relied upon.

The following items are amended in this Amendment: (i) Part I, Item 1. Financial Statements and (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Entertainment Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Restated)
Assets
Current Assets
Cash	$686	$-
Total Current Assets	686	-

Total Assets	$686	$-

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$1,469	$-
Loan payable	20,260	-
Note payable - related party	50,000	-
Due to related parties	22,605	9,355
Total Current Liabilities	94,334	9,355

Total Liabilities	94,334	9,355

Stockholders' Deficit

Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares and 0 shares issued and outstanding, respectively	10,000	10,000
Common Stock par value $0.001, authorized 1,000,000,000 shares, 22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,336,299	56,336,299
Accumulated deficit	(56,462,892)	(56,378,599)
Total Stockholders' Deficit	(93,648)	(9,355)

Total Liabilities and Stockholders' Deficit	$686	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	13	-	100	-
Management compensation	6,358	-	16,498	-
Impairment of goodwill	-	-	52,976	-
Professional fees	13,250	-	13,250	-
Total operating expenses	19,621	-	82,824	-

Loss from Operations	(19,621)	-	(82,824)	-

Other Income (Expense)
Interest expense	(945)	-	(1,469)	-
Total other expense	(945)	-	(1,469)	-

Net Loss before Taxes	(20,566)	-	(84,293)	-

Provision for income taxes	-	-	-	-
Net Loss	$(20,566)	$-	$(84,293)	$-

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$-	$(0.00)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388	22,945,388	22,945,388

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the nine months ended September 30, 2021 (Restated)

	Convertible Series A						Total
	Preferred stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	10,000	22,945,388	22,945	56,336,299	(56,378,599)	(9,355)

Net loss	-	-	-	-	-	(63,727)	(63,727)
Balance - June 30, 2021	10,000,000	10,000	22,945,388	22,945	56,336,299	(56,442,326)	(73,082)

Net loss	-	-	-	-	-	(20,566)	(20,566)
Balance - September 30, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,462,892)	$(93,648)

For the nine months ended September 30, 2020

	Convertible Series A						Total
	Preferred stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2020	-	-	22,945,388	22,945	56,246,299	(56,269,244)	-

Net loss	-	-	-	-	-	-	-
Balance - June 30, 2020	-	-	22,945,388	22,945	56,246,299	(56,269,244)	-

Net loss	-	-	-	-	-	-	-
Balance - September 30, 2020	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Entertainment Ventures, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(Restated)

Cash Flows from Operating Activities:
Net loss	$84,293	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	52,976
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,469	-
Due to related party	10,959	-
Net Cash Used in Operating Activities	(18,889)	-

Cash Flows from Investing Activities:
Cash proceeds from acquisition of Strategic Asset Holdings, Inc.	14,075	-
Net Cash Provided by Investing Activities	14,075	-

Cash Flows from Financing Activities:
Proceeds from loan payable	5,500	-
Net Cash Provided by Financing Activities	5,500	-

Change in cash	686	-
Cash, beginning of period	-	-
Cash, end of period	$686	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of note payable for acquisition of Strategic Asset Holdings, Inc,	$50,000	$-

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

Unaudited combined proforma results of operations for the nine months ended September 30, 2021 and 2020 as though the Company acquired SAH on June 8, 2020 (Inception), are set forth below:

	Nine Months Ended
	September 30,
	2021	2020
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses	107,362	-
Operating loss	(107,362)	-

Other expense	(1,469)	-

Net Loss	$(108,831)	$-

Note 4 – Related Party Transactions (Restated)

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

Other

As at September 30, 2021 and December 31, 2020, $9,355 is accrued for salary to our former Chief Executive Officer.

During the three and nine months ended September 30, 2021, the Company paid $6,358 and $16,498 management fees to the Company’s sole member, respectively.

During three months ended September 30, 2021, a related party advanced to the Company a restated amount of $13,250 by paying for operating expenses on behalf of the Company.

As of September 30,2021, and December 31, 2021, the Company was obliged to the related party, for an unsecured, non-interest bearing demand loan with balance of $13,250 and $0.

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

Note 6 –Restatement of Financial Statements

The Company's financial statements as of September 30, 2021, contained the following errors: (i) understatement of professional fees expenses of $13,250 (ii) understatement of due to related party of $13,250 and (iii).reclassified general and administrative expenses related to management compensation.

The effects of the adjustments on the Company’s previously issued financial statements as at September 30, 2021 and for the three and nine months ended September 30, 2021 are summarized as follows:

	Originally	Restatement	As
	Reported	Adjustment	Restated
Liabilities and Stockholders' Deficit
Current Liabilities
Due to related party	$11,094	$11,511	$22,605

Total Liabilities	82,823	11,511	94,334

Stockholders' Deficit
Accumulated deficit	(56,451,381)	(11,511)	(56,462,892)
Total Stockholders' Deficit	(82,137)	(11,511)	(93,648)

Total Liabilities and Stockholders' Deficit	$686	$-	$686

Three Months Ended September 30, 2021
	Originally	Restatement	As
	Reported	Adjustment	Restated
Operating Expenses
General and administration	$2,015	$(2,002)	$13
Management compensation	6,095	263	6,358
Professional fees	-	13,250	13,250

Total operating expenses	8,110	11,511	19,621

Loss from Operations	(8,110)	(11,511)	(19,621)

Net Loss	$(9,055)	$(11,511)	$(20,566)

Nine Months Ended September 30, 2021
	Originally	Restatement	As
	Reported	Adjustment	Restated
Operating Expenses
General and administration	$5,837	$(5,737)	$100
Management compensation	12,500	3,998	16,498
Professional fees	-	13,250	13,250

Total operating expenses	71,313	11,511	82,824

Loss from Operations	(71,313)	(11,511)	(82,824)

Net Loss	$(72,782)	$(11,511)	$(84,293)

Cash Flows from Operating Activities
	Originally	Restatement	As
	Reported	Adjustment	Restated
Net loss	$(72,782)	$(11,511)	$(84,293)
Due to related party	(552)	11,511	10,959
Net Cash Used in Operating Activities	$(18,889)	$-	$(18,889)

Note 7 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2021, through the date these financial statements were issued on October 18, 2021.

•	Effective October 11, 2021, the Company amended their articles of incorporation to change the name to General Enterprise Ventures Inc.

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

	Three Months Ended
	September 30,
	2021	2020	Change
	(Restated)		(Restated)
Revenue	$-	$-	$-
Operating expenses	19,621	-	19,621
Other expenses	945	-	945
Net loss	$(20,566)	$-	$20,566

The Company has not generated revenues for the three months ended September 30, 2021 and 2020.

Our net loss for the three months ended September 30, 2021, was $20,566 compared to a net loss of $0 for three months ended September 30, 2020.

Our operating expenses for the three months ended September 30, 2021 were $19,621 compared to $0 for the three months ended September 30, 2020. For the three months ended September 30, 2021, operating expenses consisted of professional fees of $13,250, management compensation of $6,358 and general and administrative expenses of $13.

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

	Nine Months Ended
	September 30,
	2021	2020	Change
	(Restated)		(Restated)
Revenue	$-	$-	$-
Operating expenses	$82,824	$-	82,824
Other expenses	1,469	-	1,469
Net loss	$(84,293)	$-	$84,293

The Company has not generated revenues for the nine months ended September 30, 2021 and 2020.

Our net loss for the nine months ended September 30, 2021, was $84,293 compared to a net loss of $0 for nine months ended September 30, 2020.

Our operating expenses for the nine months ended September 30, 2021 were $82,824 compared to $0 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, operating expenses consists of professional fees of $13,250, management compensation of $16,498, general and administrative expenses of $100 and impairment loss of $52,976 in relation to impairment of goodwill on acquisition of Strategic Asset Holdings, LLC.

Our other expenses for the nine months ended September 30, 2021 was $1,469 compared to $0 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, other expenses consist of interest expense of $1,469.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2021 and December 31, 2020.

Working Capital

	September 30,	December 31,
	2021	2020	Change
	(Restated)		(Restated)
Cash	$686	$-	$686

Current Assets	$686	$-	$686
Current Liabilities	$94,334	$9,355	$84,979
Working Capital (Deficiency)	$(93,648)	$(9,355)	$(84,293)

As of September 30, 2021 and December 31, 2020, our total assets were $686 and $0, respectively.

As of September 30, 2021 and December 31, 2020, our total liabilities were $94,334 and $9,355, respectively.

As of September 30, 2021, the total liabilities consist of note payable - related party of $50,000, loan payable of $20,260, due to related parties of $22,605 and accrued interest of $1,469. As of December 31, 2020, the total liabilities consist of due to related party for salary to our former Chief Executive Officer of $9,355.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
	(Restated)
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

For the nine months ended September 30,2021, net cash flows used in operating activities was $18,889 consisting of a net loss of $84,293, reduced by impairment loss of $52,976, accrued interest of $1,469 and due to related party of $10,959.

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

General Entertainment Ventures, Inc.
(Registrant)

Dated: March 22, 2022	/s/ Joshua Ralston
Joshua Ralston
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

