Form 10-K
period 2021-12-31
General Enterprise Ventures, Inc.
filed 2022-04-12
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,327,081 based on the closing sale price of the registrant’s common stock on June 30, 2021 of $0.145 per share.

The number of shares of registrant’s common stock outstanding as of April 12, 2022 was 22,945,388.

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

PART I

Item 1. Business.

Corporate History

General Enterprise Ventures, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 14, 1990. The Company did not have operations from its inception until February 2005, because it was formed for the primary purpose of seeking an appropriate merger candidate.

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

On November 6, 2009, the Company entered into a Stock Purchase Agreement (“CLW Agreement”) with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated (“CLW”), a privately held company. CLW owns all of the issued and outstanding capital stock of Santa Clara Waste Water Company (“SCWW”) a California corporation. CLW's only operating subsidiary is SCWW.

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company sold to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiaries for cash (the “Sale”). On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE. The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company.

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

On October 17, 2021, the Board of Directors approved the corporate name change from General Entertainment Ventures, Inc. to General Enterprise Ventures, Inc.

On October 19, 2021 after the approval of the Board of Directors GEVI accepted the appointment of Josh Ralston as the new CEO and Chairman of the board, immediately following the Board of Directors accepted the resignation of Jason R. Tucker from ALL offices. Additionally, in the same resolution GEVI approved the divesting of all equity and ownership of Strategic Asset Holdings, LLC (“SAH”), a Wyoming Limited liability company. A severance payment in the amount of $15,000 was paid to Mr. Tucker to satisfy his tenure with GEVI.

Current operations

Fully Integrated Services

We are a fully integrated technology company structured to provide mergers and acquisitions of new and available technology. Through our services, we incubate first-to-market products and help existing companies accelerate their product development within all regulatory requirements.

Crypto-Currency Services

We have expanded our services by building upon its foundation of emerging technology development, by creating a Crypto-Currency mining operation (farm).  Currently, General Enterprise has 20 Bitmain Antminer SJ19 PRO 104t/h and 99 Mini-Doge 185 m/h miners deployed, which are mining, Bitcoin, Doge, and Litecoin through the F2Pool and utilizes its 8,000 Sq Ft Commercial space to house these ASIC Miners.

Additional Operation Information

General Enterprise Ventures is a year-round operation that is not subject to any material cost increases or economic impacts of Government regulations or contracts.  The crypto-currency market has had supply and demand issues of micro-processors which have reduced the number of new units available to the retail market for purchase; however, General Enterprise has no intention of expanding the current mining farm at this time rendering the availability of new crypto-currency mining equipment a non-issue.

Environmental Impact

At this time, there are no significant environmental impacts occurring from the services, products, or activities of General Enterprise Ventures.

Human Services

The Company currently employees, 2 people full-time and hosts several consultants, attorneys, and independent contractors that all perform tasks on behalf of the company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Company owns no real property. Our physical office is located at 2170 Allentown Rd, Lima OH 45808 which is a 8,000 Square Feet Commercial Space, based on one year lease agreement to pay $700 monthly lease.

Item 3. Legal Proceedings.

We currently have no legal proceeding to which we are a party to or to which our property is subject to and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Pink under the symbol “GEVI.” Our stock is thinly traded on the OTC Markets and there can be no assurance that a liquid market for our common stock will ever develop.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$0.260	$0.054
Second Quarter	$0.310	$0.086
Third Quarter	$0.146	$0.005
Fourth Quarter	$0.150	$0.005

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$0.034	$0.012
Second Quarter	$0.040	$0.005
Third Quarter	$0.007	$0.004
Fourth Quarter	$0.220	$0.003

Security Holders

As of April 12, 2022 we estimate there were approximately 719 holders of record and 22,945,388 shares of our Common Stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31,2021 and 2020, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations for the year ended December 31, 2021 and the year ended December 31, 2020

Our results of operations for the years ended December 31, 2021 and 2020 are summarized below:

	Years Ended
	December 31,
	2021	2020	Change
Revenue	$38,918	$-	$38,918
Cost of revenue	18,614	-	18,614
Operating expenses	58,213	109,355	(51,142)
Other expenses	7,064	-	7,064
Net loss from continuing operations	$(44,973)	$(109,355)	$6,390

Loss from discontinued operations	70,179	-	70,179
Gain on disposition of Strategic Asset Holdings, LLC	(20,179)	-	(20,179)
Net loss from discontinued operations	$(50,000)	$-	$(50,000)

Net loss	$(94,973)	$(109,355)	$14,382

Revenue

Our Company generated $38,919 and $0 revenue from digital currency mining for the years ended December 31,2021 and 2020, respectively. The Company commenced the mining of Cryptocurrency in November 2021

Cost of Revenue

The cost of Cryptocurrency mining revenue was $18,613 and $0 for the years ended December 31,2021 and 2020, respectively. Cost of revenue consisted of electricity expenses of $8,877 and amortization of digital asset machines of $9,736.

Continuing Operating Expenses

Continuing operating expenses consisted of management fees of $15,000, professional fess of 39,541 and general and administrative expenses of $3,672 in the year ended December 31, 2021, compared to management fees of $109,355 in the year ended December 31, 2020. During the years ended December 31,2021 and 2020, the Company recorded management fees related to former Chief Executive Officer (CEO) for salary of $15,000 and $ 9,355 and stock-based compensation of $0 and $100,000 for the issuance of Series A Preferred Shares, respectively.

Other expenses

For the year ended December 31,2021, the other expenses consisted of $1,469 interest related to note payable to former Chief Executive Officer (CEO) and $5,595 impairment loss on digital assets. As result of divesture of Strategic Assets Holdings, LLC. (SAH) on October 19,2021, the accrued interest of $1,469 and note payable of $50,000 released and recognized as additional paid in capital.

Discontinuing Operating Expenses

On October 19,2021, the board of Directors approved the divesture of Strategic Assets Holdings, LLC. (SAH). The discontinuing operating expenses of SAH consisted of management compensation of $17,101 and general and administrative of $102. As result of divesture, the Company recognized $20,179 gain from disposition of SAH (see ‘Note 3” Financial Statements).

Net Loss

As a result of the foregoing, we incurred a net loss of $94,973, for the year ended December 31, 2021, compared to a net loss of $109,355 for the corresponding year ended December 31, 2020.

Liquidity and Capital Resources

	December 31,	December 31,
	2021	2020	Change
Cash	$5,469	$-	$5,469

Current Assets	$5,469	$-	$5,469
Current Liabilities	$383,090	$9,355	$373,735
Working Capital (Deficiency)	$(377,621)	$(9,355)	$(368,266)

As of December 31, 2021, and 2020, we had $5,469 and $0 in cash, respectively.

As of December 31, 2021, and 2020, we had current assets of $5,469 and $0, we had current liabilities of $383,090 and $9,355, and our working capital deficiency were $377,621 and $9,355, respectively.  The increase in working capital deficiency in 2021, was primarily from the increase in due to related party for the purchase of crypto currency mining equipment.

As of December 31,2021, and 2020, the current assets consisted of cash of $5,469 and $0, respectively.

As of December 31,2021, and 2020, the current liabilities consisted of accounts payable and accrued liabilities of $311,916 and $0 and due to related party of $71,174 and $9,355, respectively.

Cash Flows

	Years Ended
	December 31,
	2021	2020
Cash provided by operating activities	$276,969	$-
Cash used in Investing Activities	$(287,100)	$-
Cash provided by financing activities	$15,600	$-
Net Change In Cash	$5,469	$-

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash flows from operating activities were $276,969, consisting of a net loss of $94,973, reduced by impairment loss of $52,976, impairment loss on digital assets of $5,595, amortization of digital asset machines of $9,737, related party advances funding operating expenses of $51,719 and change in accounts payable and accrued liabilities of $316,012 and increased by a gain on disposition of Strategic Assets Holdings, LLC. of $20,179. an increase in digital assets of $38,919 and decreased in due to related party of $4,999.

For the year ended December 31,2020, net cash flows from operating activities were $0, consisting of a net loss of $109,355, reduced by stock -based compensation of 100,000, and due to related party of $9,355.

Cash Flows from Investing Activities

For the year ended December 31, 2021, cash flows from investing activities increased by $14,075 cash raised from acquisition of Strategic Asset Holdings, LLC and reduced by acquisition digital assets machines of $301,175. We have not generated cash flows from investing activities for the year ended December 31, 2020.

Cash Flows from Financing Activities

For the year ended December 31,2021 net cash provided by financing activities were $5,500 from proceeds from loan and $10,100 from related party’s loan. We have not generated cash flows from financing activities for the year ended December 31,2020.

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

Off-balance sheet arrangements

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

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. This is due to the lack of segregation of duties throughout our accounting and finance group as a result of our limited resources and staff, which may be considered a material weakness. We do not have a formal process in reviewing, approving, closing, or finalizing the financial reporting or closing process.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Joshua Ralston	President, Chief Executive Officer, and Chairman	33	10/19/2021

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Effective October 17, 2021 Joshua Ralston, age 33, was appointed as CEO and new Chairman of the Board of General Enterprise Ventures, Inc. Mr. Ralston, has been serving in the U.S. Coast Guard for the past 7 years. He is proficient in security network management and business marketing.

Family Relationships

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of the Company to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.generalenterpriseventures.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended December 31, 2021 and 2020. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	None-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earrings	All Other Compensation	Total
			$	$	$	$	$	$
Jason Tucker (1)	2021	29,071	-	-	-	-	-	29,071
(Chief Executive Officers, Chief Financial Officer)	2020	-	-	-	-	-	-	-

Jason Black (2)	2020	19,355	-	-	-	-	90,000	109,355
(Chief Executive Officers, Chief Financial Officer)

Joshua Ralston (3)	2021	-	-	-	-	-	-	-
(Chief Executive Officers, Chief Financial Officer)

(1)	Jason Tucker has served as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from December 22, 2020 to October 19, 2021.

(2)	Jason Black has server as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director From March 18, 2019 to December 22, 2020.

(3)	Joshua Ralston has server as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since October 19, 2021.

Stock-Based Compensation

In November 2020, the Company recorded $100,000 for stock-based compensation to Jason Black for the issuance of 10,000,000 Series A Preferred Stock. The Compensation was for $10,000 of accrued salary and $90,000 of additional compensation.

Director Compensation

None.

Employment Agreement

We have no employment agreements with any of our officers and have not issued any incentive or other stock options, profit sharing or similar benefits.

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

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 12, 2022 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 1740H Del Range Blvd., Suite 166 Cheyenne, WY 82009

Name and Address of Beneficial Owner	Title of Class	Amounts and nature of Beneficial Owner	Percent of Class
5% Stockholder		Shares	%
Jan Ralston	Preferred A Shares	10,000,000	100%
CVC California, LLC	Common stock	4,350,000	18.95%

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

During the year ended December 31, 2020, the Company accrued $9,355 for salary to our former Chief Executive Officer

During the years ended December 31, 2021 and 2020, the Company paid $29,392 and $0 management fees to the Company’s executive officer, respectively.

During the year ended December 31, 2020, the Company paid $100,000 compensation to our former CEO by issuance of 10,000,000 Convertible Series A Preferred Stock.

During the year ended December 31, 2021, the Company’s Chief Executive Officer paid $29,469 operating expenses on behalf of the Company and advanced $10,100 cash to the Company. As of December 31, 2021, the Company was obliged for this non-interest bearing, due on demand loan of $39,569.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees:	$28,500	$7,000
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$28,500	$7,000

Audit Fees

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-15.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit Number	Description
4.1*	Description of Securities
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

Item 16. Form 10-K Summary.

None.

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Index to Audited Financial Statements

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of General Enterprise Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of General Enterprise Ventures, Inc. (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

April 12, 2022

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Entertainment Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of General Entertainment Ventures, Inc. as of December 31, 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

September 27, 2021

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$5,469	$-
Prepaid expenses	-	-
Total Current Assets	5,469	-

Digital currency equipment, net	291,438	-
Digital currency	33,324	-

Total Assets	$330,231	$-

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$10,741	$-
Due to related party	372,349	9,355
Total Current Liabilities	383,090	9,355

Total Liabilities	383,090	9,355

Stockholders' Deficit
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock par value $0.001, authorized 1,000,000,000 shares,
22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,387,768	56,336,299
Accumulated deficit	(56,473,572)	(56,378,599)
Total Stockholders' Deficit	(52,859)	(9,355)

Total Liabilities and Stockholders' Deficit	$330,231	$-

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Consolidated Statement of Operations

	Years Ended
	December 31,
	2021	2020
Revenues
Cryptocurrency mining	$38,919	$-
Cost of revenue	18,613	-
Gross Profit	20,306	-

Operating Expenses
General and administration	3,672	-
Management compensation	15,000	109,355
Professional fees	39,541	-
Total operating expenses	58,213	109,355

Loss from Operations	(37,909)	(109,355)

Other Income (Expense)
Interest expense	(1,469)	-
Impairment loss on digital currency	(5,595)	-
Total other expense	(7,064)	-

Loss from continuing operations before taxes	(44,973)	(109,355)

Provision for income taxes	-	-

Loss from continuing operations	(44,973)	(109,355)

Discontinued operations:
Loss from discontinued operations	(70,179)	-
Gain on disposition of Strategic Asset Holdings, LLC	20,179	-
Loss from discontinued operations, net of tax	(50,000)	-

Net Loss	$(94,973)	$(109,355)

Loss from continuing operations per commons share – basic and diluted	$(0.00)	$(0.00)
Loss from discontinued operations per common share – basic and diluted	$(0.00)	$-
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	22,945,388	22,945,388

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

	Convertible Series A				Additional		Total Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2019	-	$-	22,945,388	$22,945	$56,246,299	$(56,269,244)	$-

Issuance Convertible Series A Preferred Stock - related party compensation	10,000,000	10,000	-	-	90,000	-	100,000
Net loss	-	-	-	-	-	(109,355)	(109,355)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Debt forgiveness - related party	-	-	-	-	51,469	-	51,469
Net loss	-	-	-	-	-	(94,973)	(94,973)
Balance - December 31, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,387,768	$(56,473,572)	$(52,859)

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(94,973)	$(109,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	100,000
Impairment loss	52,976	-
Impairment loss on digital assets	5,595	-
Amortization digital assets machines	9,737	-
Gain on discontinue operation -Strategic Asset Holdings, LLC	(20,179)	-
Changes in operating assets and liabilities:
Digital currency	(38,919)	-
Related party advances funding operating expense	51,719	-
Accounts payable and accrued liabilities	14,837	-
Due to related party	(4,999)	9,355
Net Cash Used in Operating Activities	(24,206)	-

Cash Flows from Investing Activities:
Cash proceeds from acquisition of Strategic Asset Holdings, LLC.	14,075	-
Acquisition digital currency equipment	(301,175)	-
Net Cash Used in Investing Activities	(287,100)	-

Cash Flows from Financing Activities:
Proceed from loan	5,500	-
Proceed from loan - related party	311,275	-
Net Cash Provided by Financing Activities	316,775	-

Change in cash	5,469	-
Cash, beginning of period	-	-
Cash, end of period	$5,469	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of note payable for acquisition of Strategic Asset Holdings, LLC.	$50,000	$-
Debt forgiveness - related party	$51,469	$-

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

(Formerly General Entertainment Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., (the “Company” “GEVI”), was originally incorporated under the laws of the State of Nevada on March 14, 1990.

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

On October 17, 2021, the Board of Directors approved the corporate name change from General Entertainment Ventures, Inc. to General Enterprise Ventures, Inc.

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is an early-stage company in the home essentials technology space, and owns a provisional patent for a safe and secure night light. SAH is controlled by the Company’s former Chief Executive Officer.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Effective October 19, 2021 Strategic Asset Holdings, LLC., was divested completely as a wholly owned subsidiary of General Enterprise Ventures, Inc.

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

Business

We have expanded our services by building upon its foundation of emerging technology development, by creating a Crypto-Currency mining operation (farm).  Currently, General Enterprise has 20 Bitmain Antminer SJ19 PRO 104t/h and 99 Mini-Doge 185 m/h miners deployed, which are mining, Bitcoin, Doge, and Litecoin through the F2Pool and utilizes its 8,000 Sq Ft Commercial space to house these ASIC Miners.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Note 2 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. Currently our assets consist solely of crypto mining equipment which we amortize over a useful life of 5 years.

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Digital Assets

We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within other income (expense) on the statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets held within other income (expense). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

As of December 31, 2021, the Company’s carrying cost value of digital assets exceeded the market value $5,595, which amount is recorded as impairment loss on digital currency.

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2021 and 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s revenues and operations are currently in the United States.

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin, Litecoin, and Dogecoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital asset through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, Litecoin, and Dogecoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the digital asset on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment depreciation and monitoring services are recorded as cost of revenues.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital assets and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital assets. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260,” Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. On January 1, 2021, we adopted the ASU, but did not have a material impact on our financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3 – Acquisition and Divesture

On May 10, 2021, the Company acquired 100% of the outstanding common shares of Strategic Assets Holdings, LLC., (“SAH”) a company controlled by Jason Tucker, our sole officer and director, at the time of acquisition. The goodwill arising from the acquisition consisted solely for the cost in excess of company net asset value. The Company impaired goodwill on acquisition and recorded an impairment of $52,976 to operating expenses.

The following table summarizes the consideration paid for SAH and the amounts of the assets acquired, and liabilities assumed recognized at the acquisition date at May 10, 2021:

Consideration:
Note payable	$50,000

Asset
Cash	14,075
Liabilities
Loan payable	(14,760)
Due to related party	(2,291)

Goodwill	$52,976

On October 19, 2021, the Board of Directors approved the divesture of SAH. The separation was amicable, and no severance was determined to be owed to Mr. Jason Tucker or SAH. As result of divesture, the Company recognized $20,179 gain from disposition of SAH.

The following is a summary of the assets and liabilities of SAH as of October 19,2021 and December 31, 2020:

	October 19,	December 31,
	2021	2020

Cash and bank	81	-
Total assets from discontinued operations	$81	$-

Loan payable	20,260	-
Total liabilities from discontinued operations	$20,260	$-

The following is a summary of discontinued operations expenses for the period of ended October 19, 2021, and December 31, 2020:

	October 19.	December 31,
	2021	2020

Revenues	$-	$-

General and administration	102	-
Management compensation	17,101	-
Impairment loss	52,976	-
Total operating expenses	70,179	-

Loss from discontinued operations	$(70,179)	$-

Note 4 – Digital Asset Machines

At December 31, 2021 and 2020, property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Cost:
Digital asset machines	$301,175	$-

Less: accumulated depreciation	(9,737)	-
Property and equipment, net	$291,438	$-

During the year ended December 31, 2021, the Company acquired digital asset machines of $301,175. The machines started in operation from November 1, 2021.

During the year ended December 31, 2021, the Company recorded depreciation of $9,737, as part of the cost of revenue.

Note 5 – Related Party Transactions

Note Payable

Pursuant to corporate change (see Note 1), the Company issued a promissory note of $50,000 to the Company’s former CEO, bearing interest at an annual rate of 7.5% and matures on May 10, 2022. For the year ended December 31, 2021, the Company recorded interest expense of $1,469. On October 19, 2021, as result of divesture of SAH (see “Note 3), the former CEO waived and cancelled the principal amount $50,000 and accrued interest of $1,469. The Company recognized the forgiveness of note payable and accrued interest of $51,469 as additional paid in capital.

Other

During the year ended December 31, 2020, the Company accrued $9,355 for salary to our former Chief Executive Officer. As of December 31,2021, the Company own $9,355 accrued salary.

During the years ended December 31, 2021, the Company paid $29,071 in management fees to the former Company’s CEO.

During the year ended December 31, 2020, the Company paid $100,000 compensation to our former CEO by issuance of 10,000,000 Convertible Series A Preferred Stock.

During the year ended December 31, 2021, a related party paid $51,719 operating expenses on behalf of the Company and advanced $10,100 cash to the Company. As of December 31,2021, the Company was obliged for this non-interest bearing and due on demand payable of $61,819.

During the year ended December 31, 2021, the Company acquired digital currency computer equipment value at $301,175, which was financed by a related party. As of December 31, 2021, the Company was obliged for this non-interest bearing and due on demand loans of $301,175.

Note 6 – Stockholders’ Equity

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

As of December 31, 2021, and 2020, 10,000,000 and 0 shares of Convertible Series A Preferred Stock had been issued and outstanding, respectively.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2021, and 2020, there were 22,945,388 shares of the Company’s common stock issued and outstanding, respectively.

Note 7 - Income Taxes

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31,2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Net loss for the year	$(94,973)	$(109,355)
Effective Tax rate	21%	21%
Tax Recovery	(19,944)	(22,965)
Less: Valuation Allowance	19,944	22,965
Net deferred asset	$-	$-

Net deferred tax assets consist of the following components as of December 31,2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Net operating loss carryforward	$11,859,450	$11,839,506
Less: Valuation Allowance	(11,859,450)	(11,839,506)
Net deferred asset	$-	$-

At December 31, 2021, the Company had approximately $11,859,450 of net operating losses (“NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31,2018 can be carryforward indefinitely

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in April 14, 2021. Due to change of control, the Company will not be able to carryover approximately $56,378,599 of NOL generated before April 14, 2021 to offset future income.

Note 8 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Entertainment Ventures, Inc.

Dated: April 12, 2022	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

General Entertainment Ventures, Inc.

Dated: April 12, 2022	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

19