Form 10-Q
period 2022-03-31
General Enterprise Ventures, Inc.
filed 2022-05-16
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

22,945,388 shares of common stock issued and outstanding as of May 13, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Enterprise Ventures, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$46,670	$5,469
Total Current Assets	46,670	5,469

Digital currency equipment, net	276,379	291,438
Digital currency	26,825	33,324

Total Assets	$349,874	$330,231

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$12,286	$10,741
Due to related party	410,842	372,349
Total Current Liabilities	423,128	383,090

Total Liabilities	423,128	383,090

Stockholders' Deficit
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares issued and outstanding	10,000	10,000
Convertible Series C Preferred Stock, par value $0.001, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common Stock par value $0.001, authorized 1,000,000,000 shares, 22,945,388 shares issued and outstanding	22,945	22,945
Additional paid-in capital	56,397,123	56,387,768
Accumulated deficit	(56,503,322)	(56,473,572)
Total Stockholders' Deficit	(73,254)	(52,859)

Total Liabilities and Stockholders' Deficit	$349,874	$330,231

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Enterprise Ventures, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Cryptocurrency mining	$46,976	$-
Cost of revenue	27,835	-
Gross Profit	19,141	-

Operating Expenses
General and administration	2,595	-
Professional fees	40,171	-
Total operating expenses	42,766	-

Loss from Operations	(23,625)	-

Other Income (Expense)
Impairment loss on digital currency	(6,125)
Total other expense	(6,125)	-

Net Loss	$(29,750)	$-

Net loss per common share - basic and diluted	$(0.00)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,945,388	22,945,388

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Enterprise Ventures, Inc.

 Statements of Change in Stockholders’ Deficit

(Unaudited)

For the Three Months ended March 31, 2022

	Convertible Series A				Additional		Total Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,387,768	$(56,473,572)	$(52,859)

Debt forgiveness - former related party	-	-	-	-	9,355	-	9,355
Net loss	-	-	-	-	-	(29,750)	(29,750)
Balance - March 31, 2022	10,000,000	$10,000	22,945,388	$22,945	$56,397,123	$(56,503,322)	$(73,254)

For the Three Months ended March 31, 2021

							Total
	Convertible Series A				Additional		Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Enterprise Ventures, Inc.

 Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(29,750)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on digital assets	6,125	-
Amortization digital assets machines	15,059	-
Changes in operating assets and liabilities:
Digital currency	374	-
Related party advances funding operating expense	40,171	-
Accounts payable and accrued liabilities	1,545	-
Net Cash Provided by Operating Activities	33,524	-

Cash Flows from Financing Activities:
Repayment of loan- related party	(47,323)	-
Proceed from loan - related party	55,000	-
Net Cash Provided by Financing Activities	7,677	-

Change in cash	41,201	-
Cash, beginning of period	5,469	-
Cash, end of period	$46,670	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Debt forgiveness - related party	$9,355	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements.

General Enterprise Ventures, Inc.

Notes to Financial Statements

March 31, 2022

(Unaudited)

Note 1 – Nature of Operations and Going Concern

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

Series C Preferred Stock

On April 13, 2022, The Company designated 5,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends

Going Concern

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on April 12, 2022.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had $46,670 and $5,469 cash equivalents at March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, the market value of digital currencies was lower than the Company’s cost basis by $6,125, which amount is recorded as impairment loss on digital currency.

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

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At March 31, 2022 and December 31,2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Note 3 – Digital Asset Machines

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Cost:
Digital currency equipment	$301,175	$301,175

Less: accumulated depreciation	(24,796)	(9,737)
Property and equipment, net	$276,379	$291,438

During the year ended December 31, 2021, the Company acquired digital asset machines of $301,175. The machines started in operation from November 1, 2021.

During the three months ended March 31, 2022, the Company recorded depreciation of $15,059, as part of the cost of revenue.

Note 4 – Digital currencies intangible assets

The Company mined Crypto currencies with a total aggregate value of $46,976. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and deprotection of digital assets machines). After impairment of $6,125, the Company’s digital currency asset consists of the following at March 31, 2022 and December 31,2021:

	March 31,	December 31,
Digital currencies held	2022	2021
Opening balance	$33,324	$-
Additional earned	46,976	38,919
Remittance as operating cost	(27)	-
Repayment of related party loan	(47,323)	-
Impairment	(6,125)	(5,595)
	$26,825	$33,324

Note 5 – Related Party Transactions

During the three months ended March 31, 2022, our former officer forgave $9,355 in accrued salary and the Company recognized it as additional paid-in-capital.

During the three months ended March 31, 2022, a related party advanced to the Company an amount of $55,000 and  paid $40,171 for operating expenses on behalf of the Company. The Company repaid $47,323 owing of the loan.

As of March 31, 2022 and December 31, 2021, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $410,842 and $372,349, respectively.

Note 6 – Subsequent Events

Subsequent to March 31, 2022, and through the date that these financials were made available, the Company had the following subsequent events:

On April 13, 2022, General Enterprise Ventures, Inc. acquired Mighty Fire Breaker LLC and all associated IP, in exchange for 1,000,000 Preferred C Shares.

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

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean General Enterprise Ventures, Inc.

General Overview

General Enterprise Ventures, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 14, 1990.

On April 13, 2022, General Enterprise Ventures, Inc. acquired Mighty Fire Breaker LLC and all associated IP, in exchange for 1,000,000 Preferred C Shares.

On April 13, 2022, The Company designated 5,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 Preferred A shares to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder.

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

Results of Operations

 For the three months ended March 31, 2022, compared to three months ended March 31, 2021

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Revenue	$46,976	$-
Cost of revenue	27,835	-
Operating expenses	42,766	-
Other expenses	6,125	-
Net loss	$(29,750)	$-

Revenue

Our Company generated $46,976 and $0 revenue from Cryptocurrency currency mining for the three months ended March 31, 2022 and 2021, respectively. The Company commenced the mining of Cryptocurrency in November 2021

Cost of Revenue

The cost of Cryptocurrency mining revenue was $27,835 and $0 for the three months ended March 31, 2022 and 2021, respectively. Cost of revenue consisted of electricity expenses of $12,776 and amortization of digital asset machines of $15,059.

Operating Expenses

For the three months ended March 31, 2022, operating expenses consisted of professional fees of 40,171 and general and administrative expenses of $2,595.

Other expenses

For the three months ended March 31, 2022, the other expenses consisted of $6,125 impairment loss on Cryptocurrency assets.

Net Loss

As a result of the foregoing, we incurred a net loss of $29,750, for the three months ended March 31, 2022, compared to a net loss of $0 for the corresponding the three months ended March 31, 2021.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021	Change
Cash	$46,670	$5,469	$41,201

Current Assets	$46,670	$5,469	$41,201
Current Liabilities	$423,128	$383,090	$40,038
Working Capital (Deficiency)	$(376,458)	$(377,621)	$1,163

As of March 31, 2022, and December 31, 2021, we had $46,670 and $5,469 in cash, respectively.

As of March 31, 2022, and December 31,2021, we had current assets of $46,670 and $5,469, we had current liabilities of $423,128 and $383,090, and our working capital deficiency were $376,458 and $377,621, respectively. The decrease in working capital deficiency of $1,163, was primarily from an increase in current assets resulting from cash.

As of March 31, 2022, and December 31, 2021, the current assets consisted of cash of $46,670 and $5,469, respectively.

As of March 31,2022, and December 31,2021, the current liabilities consisted of accounts payable and accrued liabilities of $12,286 and $10,741 and due to related parties of $410,842 and $372,349, respectively.

Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Cash provided by operating activities	$33,524	$-
Cash used in investing activities	$-	$-
Cash provided by financing activities	$7,677	$-
Net Change in Cash	$41,201	$-

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash flows from operating activities were $33,524, consisting of a net loss of $29,750, reduced by impairment loss on digital assets of $6,125, amortization of digital asset machines of $15,059, related party advances funding operating expenses of $40,171, change in accounts payable and accrued liabilities of $1,545 and an increase in digital assets of $374.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2022, and 2021.

Cash Flows from Financing Activities

For the three months ended March 31,2022 net cash provided by financing activities were $7,677, consisting of $55,000 proceeds from related party’s loan and repayment of $47,323 owing of the loan. We have not generated cash flows from financing activities for the three months ended March 31, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.
(Registrant)

Dated: May 16, 2022	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

