Form 10-Q
period 2022-06-30
General Enterprise Ventures, Inc.
filed 2022-08-22
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

93,945,388 shares of common stock issued and outstanding as of August 19, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$102,252	$5,469
Inventory	114,413	-
Total Current Assets	216,665	5,469

Intangible assets	4,195,353	-
Operating lease right-of-use asset	67,961	-
Equipment, net	2,572	291,438
Digital currency	-	33,324

Total Assets	$4,482,551	$330,231

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$15,133	$10,741
Due to related party	493,814	372,349
Operating lease liability - current portion	9,977	-
Total Current Liabilities	518,924	383,090

Operating lease liability	57,984	-

Total Liabilities	576,908	383,090

Stockholders' Equity (Deficit)
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares and 0 shares issued and outstanding	10,000	10,000
Convertible Series C Preferred Stock, par value $0.001, authorized 5,000,000 shares, 950,000 and 0 shares issued and outstanding, respectively	950	-
Common Stock par value $0.001, authorized 1,000,000,000 shares, 93,945,388 and 22,945,388 shares issued and outstanding, respectively	93,945	22,945
Additional paid-in capital	62,625,173	56,387,768
Accumulated deficit	(58,824,425)	(56,473,572)
Total Stockholders' Equity (Deficit)	3,905,643	(52,859)

Total Liabilities and Stockholders' Equity (Deficit)	$4,482,551	$330,231

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Revenue	$41,468	$-	$41,468	$-

Operating Expenses
General and administration	78,111	-	80,706	-
Depreciation	135	-	135	-
Management compensation	2,100,000	-	2,100,000	-
Professional fees	182,295	-	222,466	-
Total operating expenses	2,360,541	-	2,403,307	-

Loss from Operations	(2,319,073)	-	(2,361,839)	-

Other Income (Expense)
Interest expense	-	(524)	-	(524)
Total other income (expense)	-	(524)	-	(524)

Loss from continuing operations before taxes	(2,319,073)	(524)	(2,361,839)	(524)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(2,319,073)	$(524)	$(2,361,839)	$(524)

Discontinued operations:
Income (Loss) from discontinued operations	$-	$(63,203)	$13,016	$(63,203)
Loss on disposition of digital currency and digital currency assets	(2,030)	-	(2,030)	-
Loss from discontinued operations, net of tax	$(2,030)	$(63,203)	$10,986	$(63,203)

Net Loss	$(2,321,103)	$(63,727)	$(2,350,853)	$(63,727)

Loss from continuing operations Per Common Share – Basic and Diluted	$(0.06)	$(0.00)	$(0.08)	$(0.00)
Gain (loss) from discontinuing operations Per Common Share– Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.08)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	37,055,278	22,945,388	30,039,311	22,945,388

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

(Unaudited)

  For the six months ended June 30, 2021

	Convertible Series A		Convertible Series C				Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	10,000,000	$10,000	-	$-	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Net loss	-	-	-	-	-	-	-	-	-
Balance - March 31, 2021	10,000,000	10,000	-	-	22,945,388	22,945	56,336,299	(56,378,599)	(9,355)

Net loss	-	-	-	-	-	-	-	(63,727)	(63,727)
Balance - June 30, 2021	10,000,000	$10,000	-	$-	22,945,388	$22,945	$56,336,299	$(56,442,326)	$(73,082)

  For the six months ended June 30, 2022

	Convertible Series A		Convertible Series C				Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	10,000,000	$10,000	-	$-	22,945,388	$22,945	$56,387,768	$(56,473,572)	$(52,859)

Debt forgiveness - former related party	-	-	-	-	-	-	9,355	-	9,355
Net loss	-	-	-	-	-	-	-	(29,750)	(29,750)
Balance - March 31, 2022	10,000,000	10,000	-	-	22,945,388	22,945	56,397,123	(56,503,322)	(73,254)

Shares issued for acquisition of Mighty Fire Breakers	-	-	1,000,000	1,000	-	-	4,199,000	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(50)	1,000,000	1,000	(950)	-	-
Stock based compensation	-	-	-	-	70,000,000	70,000	2,030,000	-	2,100,000
Net loss	-	-	-	-	-	-	-	(2,321,103)	(2,321,103)
Balance - June 30, 2022	10,000,000	$10,000	950,000	$950	93,945,388	$93,945	$62,625,173	$(58,824,425)	$3,905,643

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

 Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,350,853)	$(63,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,100,000	-
Loss on disposition of digital currency and digital currency assets	2,029	-
Impairment loss on digital assets	6,125	52,976
Non-cash lease expense	14,647	-
Depreciation and amortization	15,194	-
Changes in operating assets and liabilities:
Inventory	(114,413)	-
Digital currency	374	-
Related party advances funding operating expense	58,231	-
Accounts payable and accrued liabilities	4,392	(1,767)
Fixed cash payments related to operating leases	(10,000)	-
Net Cash Used in Operating Activities	(274,274)	(12,518)

Cash Flows from Investing Activities:
Purchase of equipment	(2,707)	-
Cash proceeds from acquisition of Strategic Asset Holdings, LLC.	-	14,075
Net Cash (Used in) Provided by Investing Activities	(2,707)	14,075

Cash Flows from Financing Activities:
Proceeds from loan - related party	429,484	-
Repayment of loan- related party	(55,720)	-
Proceeds from loan	-	2,500
Net Cash Provided by Financing Activities	373,764	2,500

Change in cash	96,783	4,057
Cash, beginning of period	5,469	-
Cash, end of period	$102,252	$4,057

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$70,000	$-
Issuance of Preferred C Stock for acquistion of Mighty Fire Breakers	$4,200,000	$-
Common stock issued upon conversion of Preferred C stock	$1,000	$-
Debt forgiveness - related party	$9,355	$-
Issuance of note payable for acquisition of Strategic Asset Holdings, LLC.	$-	$50,000

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 1 – Nature of Operations and Going Concern

General Enterprise Ventures, Inc., (the “Company” or “GEVI”), was originally incorporated under the laws of the State of Nevada on March 14, 1990.

Corporate changes

On April 13th, 2022 General Enterprise Ventures, Inc. acquired MFB and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible.

Effective April 1, 2022, the Company implemented a plan to divest its Crypto Mining operations and focus resources on the operations of Mighty Fire Breaker LLC (“MFB”). We expanded our services by building upon its foundation of emerging technology development, by creating a Crypto-Currency mining operation (farm).  Previously, he Company had 20 Bitmain Antminer SJ19 PRO 104t/h and 99 Mini-Doge 185 m/h miners deployed, which are mining, Bitcoin, Doge, and Litecoin through the F2Pool and utilized its 8,000 Sq Ft Commercial space to house these ASIC Miners.

Change of control

On April 28th, 2022, Jan Ralston transferred ownership of 10,000,000 Preferred A shares to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had $102,252 and $5,469 cash equivalents at June 30, 2022 and December 31, 2021, respectively.

Inventory

Inventories consist of raw materials which are stated at lower of cost or net realizable value, with cost being determined on the weighted average method. As of June 30, 2022 and December 31, 2021, the Company held inventories of $114,413 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. Currently our assets consist solely of furniture and equipment which we amortize over a useful life of 5 years. The Company previously held crypto mining equipment which was amortized over a useful life of 5 years. As of June 30, 2022, the Company no longer has any crypto mining operations and had divested all such equipment (see note 4).

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

During the six months ended June 30, 2022, the Company recorded an impairment loss of $6,125 associated with market value of digital currencies in excess of the Company’s cost basis. As of June 30, 2022, the Company has divested all of its digital currency holdings and the impairment loss has been recorded within the Company’s income from discontinued operations.

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

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At June 30, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 10).

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

Our revenues currently consist of products used for lumber products for fire prevention. Revenue is recognized at a point in time that is which the risks and rewards of ownership of the products transfer from the Company to the customer.

In prior periods our revenues included cryptocurrency mining revenues. The Company earned its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin, Litecoin, and Dogecoin. The Company satisfied its performance obligations at the point in time that the Company was awarded a unit of digital asset through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company received Bitcoin, Litecoin, and Dogecoin, net of applicable network fees, which was recorded as revenue using the closing U.S. dollar price of the digital asset on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which consisted of utilities, equipment depreciation and monitoring services were recorded as cost of revenues. On April 1, 2022, the Company implemented a plan to discontinue its crypto mining operations and divest all related assets. As of June 30, 2022, all of the crypto mining assets had been discarded and as the Company no longer engages in crypto mining all revenue during the six months ended June 30, 2022 has been reclassified to income from discontinued operations (see note 4).

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

Note 3 – Acquisition

On April 13th, 2022 General Enterprise Ventures, Inc. acquired MFB and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible.

The following table summarizes the consideration paid for MFB and the amounts of the assets acquired and liabilities assumed at the acquisition date of April 13, 2022:

Consideration:
Convertible Preferred C stock	$4,200,000

Assets acquired and liabilities assumed:
Intangible assets	$4,195,353
Operating lease right-of-use assets	81,967
Operating lease liabilities	(77,320)

Note 4 – Discontinued operations

(a) Crypto mining

On April 1, 2022, the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition (see note 3). The Company recognized a loss of $2,030 from the disposition of its crypto mining operations, which consisted of the relinquishment of the digital currency assets in exchange for settlement of the related party note payable associated with the acquisition of the equipment.

The following is a summary of the assets and liabilities of the Company’s crypto mining operations as of April 1, 2022 and December 31, 2021:

	April 1,	December 31,
	2022	2021
Digital currency	26,825	-
Digital currency equipment, net	276,379	-
Total assets from discontinued operations	$303,204	$-

Due to related party	301,175	-
Total liabilities from discontinued operations	$301,175	$-

The following is a summary of discontinued operations for the period ended April 1, 2022 and 2021:

	2022	2021
Revenue	$46,976	$-
Cost of revenue	27,835	-
Gross Profit	19,141	-

Operating expenses:
Impairment loss	6,125	-
Total operating expenses	6,125	-

Income from discontinued operations	$13,016	$-

(b) Strategic Assets Holdings, LLC. (“SAH”)

On October 19, 2021, the Board of Directors approved the divesture of SAH. The separation was amicable, and no severance was determined to be owed to Mr. Jason Tucker or SAH. As result of divesture, the Company recognized $20,179 gain from disposition of SAH during the year ended December 31, 2021.

The following is a summary of the assets and liabilities of SAH as of October 19,2021 and December 31, 2020:

	October 19,	December 31,
	2021	2020
Cash	81	-
Total assets from discontinued operations	$81	$-

Loan payable	20,260	-
Total liabilities from discontinued operations	$20,260	$-

The following is a summary of discontinued operations for the six months ended June 30, 2022 and 2021:

	2022	2021
Revenues	$-	$-

General and administration	-	3,822
Management compensation	-	6,405
Impairment loss	-	52,976
Total operating expenses	-	63,203

Loss from discontinued operations	$-	$(63,203)

Note 5 – Inventory

The Company’s inventory consists of raw materials. During the six months ended June 30, 2022 and 2021, the Company recorded cost of goods sold of $0 and $0 associated with the cost of inventories sold. The Company did not write-off any inventories as unsalable during the six months ended June 30, 2022 or 2021.

Note 6 – Equipment, net

At June 30, 2022 and December 31, 2021, equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Cost:
Furniture and equipment	$2,707	$-
Digital currency equipment	-	301,175
Less: accumulated depreciation	(135)	(9,737)
Property and equipment, net	$2,572	$291,438

During the year ended December 31, 2021, the Company acquired digital asset machines with a cost of $301,175. The machines started in operation from November 1, 2021. On April 1, 2022, the Company sold digital asset machines with a net book value of $276,379 as part of the divestiture of the Company’s digital asset operations (see note 4).

During the six months ended June 30, 2022, the Company recorded depreciation of $15,194, of which $15,059 is included within the Company’s income from discontinued operations (see note 4).

Note 7 – Digital currencies intangible assets

The Company mined Crypto currencies with a total aggregate value of $46,976. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and deprotection of digital assets machines). During the six months ended June 30, 2022, the Company recorded impairment of $6,125 associated with the fair market value in excess of the cost. On April 1, 2022, the Company sold digital currency intangible assets with a net book value of $26,825 as part of the divestiture of the Company’s digital asset operations (see note 4). The Company’s digital currency assets consist of the following at June 30, 2022 and December 31,2021:

	June 30,	December 31,
Digital currencies held	2022	2021
Opening balance	$33,324	$-
Additional earned	46,976	38,919
Remittance as operating cost	(27)	-
Repayment of related party loan	(47,323)	-
Impairment	(6,125)	(5,595)
Disposition	(26,825)	-
	$-	$33,324

Note 8 – Intangible assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB (see note 3) at a value of $4,195,353 million and $0 as of June 30, 2022, and December 31, 2021, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the six months ended June 30, 2022, no additional costs met the criteria for capitalization as an intangible asset.

Note 9 – Lease

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of June 30, 2022:

6 months ended
June 30,
2022
Lease cost
Operating lease cost	$10,000

Other information
Cash paid for operating cash flows from operating leases	$10,000
Right-of-use assets obtained upon acquisition	$81,967

Weighted-average remaining lease term — operating leases (year)	1.17
Weighted-average discount rate — operating leases	5.50%

Future minimum lease payments under the operating lease liability has the following non-cancellable lease payments as of June 30, 2022:

Total
Year Ended December 31,
2022 (excluding the six months ended June 30, 2022)	$60,000
2023	10,000
70,000
Less: Imputed interest	(2,038)
Operating lease liabilities	67,962

Operating lease liability - current	$57,984
Operating lease liability - non-current	$9,977

Note 10 – Stockholders’ Equity

Preferred shares

The Company’s preferred shares consist of the following:

•

10,000,000 authorized shares of Convertible Series A Preferred Stock, par value $0.001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends. Issued and outstanding Convertible Series A Preferred stock as of June 30, 2022, and December 31, 2021, were 10,000,000 and 0, respectively.

•

5,000,000 authorized shares of non-voting Convertible Series C Preferred Stock, par value $0.001. The Series C Preferred Stock shares are convertible into common stock of the Corporation at a conversion rate of one (1) Preferred C share for twenty (20) shares of common stock. Issued and outstanding Convertible Series A Preferred stock as of June 30, 2022, and December 31, 2021, were 950,000 and 0, respectively.

On November 25, 2020, the Company’s board of directors approved issuance of 10,000,000 Convertible Series A Preferred Stock, valued at $100,000, for compensation to our former CEO.

On April 13, 2022, the Company’s board of directors approved the issuance of 1,000,000 Convertible Series C Preferred Stock, with a value of $4,200,000 to be issued to the vendor of MFB as consideration for the acquisition of the entity (see note 3). The holder may exercise shares after an initial lock up period of six (6) months following the date of the agreement and may only exchange a maximum of four (4) million shares in a twelve (12) month period and may not hold or beneficially hold more than 10% of outstanding at any time. On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

Common shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of June 30, 2022, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Shares”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted shares shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the six months ended June 30, 2022.

Common shares issued and outstanding as of June 30, 2022 and December 31, 2021 was 93,945,388 and 22,945,388 respectively.

On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

Stock-based compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Shares to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the six months ended June 30, 2022:

	Six months ended
	June 30, 2022
	Restricted Shares	Weighted-Average Grant Price
Balance, December 31, 2021	-	$-
Granted	70,000,000	0.03
Vested	-	-
Forfeited	-	-
Balance, June 30, 2022	70,000,000	$0.03

Note 11 – Related Party Transactions

During the six months ended June 30, 2022, our former officer forgave $9,355 in accrued salary and the Company recognized it as additional paid-in-capital.

During the six months ended June 30, 2022, a related party advanced to the Company an amount of $429,484 and paid $58,231 for operating expenses on behalf of the Company. The Company repaid $55,720 owing of the loan.

During the six months ended June 30, 2022, as part of the Company’s divestiture of its digital asset operations, a related party forgave loans payable of $301,175 in exchange for digital asset equipment with a net book value of $276,379 and digital currency intangible assets of $26,825, of which the Company recorded a loss on disposition of $2,030.

As of June 30, 2022 and December 31, 2021, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $445,966 and $372,349, respectively.

Note 12 – Contingencies

As part of the consideration for the Company’s acquisition of MFB (see note 4), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products, to be paid on or before the fifteenth (15th) day of the following month.

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

General Overview

General Enterprise Ventures, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 14, 1990.

Effective April 1, 2022, the Company implemented a plan that is now complete to divest its Crypto Mining operations out of the company. The Company intends to focus resources on the operations of the Mighty Fire Breaker LLC acquisition.

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

Results of Operations

 For the three months ended June 30, 2022, compared to three months ended June 30, 2021

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,
	2022	2021	Change
Revenue	$41,468	$-	$41,468
Operating expenses	2,360,541	-	2,360,541
Other expense	-	524	(524)
Net loss from continuing operations	$(2,319,073)	$(524)	$2,402,009

Loss from discontinued operations	-	(63,203)	63,203
Gain on disposition of Strategic Holdings, LLC	(2,030)	-	(2,030)
Net loss from discontinued operations	$(2,030)	$(63,203)	$61,173

Net loss	$(2,321,103)	$(63,727)	$(2,257,376)

Revenue

Our Company generated $41,468 and $0 revenue for the three months ended June 30, 2022 and 2021, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

For the three months ended June 30, 2022, operating expenses consisted of management compensation of $2,100,000 associated with the issuance of 70,000,000 shares of common stock as compensation professional fees of $182,295, general and administrative expenses of $78,111 and depreciation of $135.

Other expenses

For the three months ended June 30, 2021, the other expenses consisted of interest expense $524.

Discontinued operations

During the three months ended June 30, 2022, loss on discontinued operations of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired. During the three months ended June 30, 2021, loss on discontinued operations of $63,203 was the result of the net loss incurred from the operations of Strategic Asset Holdings, which was divested in October 2021.

Net Loss

As a result of the foregoing, we incurred a net loss of $2,321,103, for the three months ended June 30, 2022, compared to a net loss of $63,727 for the three months ended June 30, 2021.

 For the six months ended June 30, 2022, compared to three months ended June 30, 2021

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021	Change
Revenue	$41,468	$-	$41,468
Cost of revenue	-	-	-
Operating expenses	2,403,307	-	2,403,307
Other expenses	-	524	(524)
Net loss from continuing operations	$(2,361,839)	$(524)	$2,444,775

Loss from discontinued operations	(13,016)	63,203	(76,219)
Gain on disposition of Strategic Holdings, LLC	2,030	-	2,030
Net loss from discontinued operations	$10,986	$(63,203)	$74,189

Net loss	$(2,350,853)	$(63,727)	$(2,287,126)

Revenue

Our Company generated $41,468 and $0 revenue for the six months ended June 30, 2022 and 2021, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

For the six months ended June 30, 2022, operating expenses consisted of management compensation of $2,100,000 associated with the issuance of 70,000,000 shares of common stock as compensation, professional fees of $222,466, general and administrative expenses of $80,706 and depreciation of $135.

Other expenses

For the six months ended June 30, 2021, the other expenses consisted of interest expense $524.

Discontinued operations

During the three months ended June 30, 2022, income from discontinued operations of $10,986 was the result of net income generated from the Company’s crypto mining activities of $13,016 less a loss on disposition of the Company’s digital currency assets of $2,030, which includes the disposition of equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired. During the three months ended June 30, 2021, loss on discontinued operations of $63,203 was the result of the net loss incurred from the operations of Strategic Asset Holdings, which was divested in October 2021.

Net Loss

As a result of the foregoing, we incurred a net loss of $2,350,853, for the six months ended June 30, 2022, compared to a net loss of $63,727 for the six months ended June 30, 2021.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021	Change
Cash	$102,252	$5,469	$96,783

Current Assets	$216,665	$5,469	$211,196
Current Liabilities	$518,924	$383,090	$135,834
Working Capital Deficiency	$(302,259)	$(377,621)	$75,362

As of June 30, 2022, and December 31, 2021, we had $102,252 and $5,469 in cash, respectively.

As of June 30, 2022, and December 31, 2021, we had current assets of $216,665 and $5,469, current liabilities of $518,924 and $383,090, and our working capital deficiency were $302,259 and $377,621, respectively.  The decrease in working capital deficiency of $75,362, was primarily the result of increases in cash on hand and inventory offset by increases in accounts payable and accrued liabilities, due to related party and current portion of operating lease liability.

As of June 30, 2022, and December 31, 2021, the current assets consisted of cash of $102,252 and $5,469, respectively and inventory of $114,413 and $0, respectively.

As of June 30, 2022, and December 31, 2021, the current liabilities consisted of accounts payable and accrued liabilities of $15,133 and $10,741, respectively, due to related parties of $493,814 and $372,349, respectively, and current portion of operating lease liability of $9,977 and $0, respectively.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Cash used in operating activities	$(274,274)	$(12,518)
Cash (used in) provided by investing activities	$(2,707)	$14,075
Cash provided by financing activities	$373,764	$2,500
Net Change in Cash	$96,783	$4,057

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash flows used in operating activities were $274,274, which was the result of a net loss of $2,350,853, a non-cash adjustment of $114,413 for the change in inventory and fixed cash payments on operating leases of $10,000, offset by a management compensation of $2,100,000 associated with the issuance of 70,000,000 shares of common stock as compensation, loss on disposition of digital currency and digital currency assets of $2,029, impairment loss on digital assets of $6,125, non-cash lease expense of $14,647, depreciation of $15,194, related party advances funding operating expenses of $58,231, change in accounts payable and accrued liabilities of $4,392 and an increase in digital assets of $374.

For the six months ended June 30, 2021, net cash flows used in operating activities of $12,518 was the result of a net loss of $63,727 and an increase of $1,727 in accounts payable and accrued liabilities offset by an impairment loss on digital assets of $52,976.

Cash Flows from Investing Activities

Cash flows used in investing activities of $2,707 during the six months ended June 30, 2022, was $2,707 which related to the purchase of equipment. Cash flows provided by investing activities of $14,075 during the six months ended June 30, 2021, was the result of cash acquired from the acquisition of SAH.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $373,764, consisting of $429,484 received from related parties and repayments of $55,720 to related parties. Cash flows provided by financing activities of $2,500 was the result of a loan received of the same amount.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Enterprise Ventures, Inc.
(Registrant)

Dated: August 22, 2022	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

