Form 10-Q
period 2010-06-30
General Enterprise Ventures, Inc.
filed 2023-03-27
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 33-55254-38

General Enterprise Ventures, Inc.

(Exact name of Small Business Issuer as specified in its charter)

WYOMING	87-2765150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1740h Del Range Blvd, Suite 166 Cheyenne, Wyoming 82009
(Address of principal executive offices, Zip Code )

(800) 401-4535
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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date. As of March 21, 2023 there were 93,945,388 shares of the issuer’s $0.001 par value common stock issued and outstanding.

GENERAL ENTERPRISE VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$–	$466,891
Accounts receivable, net	–	974,340
Prepaid and other current assets	–	56,196
Total current assets	–	1,497,427
Property and equipment, net	–	12,662,494
Restricted cash	–	900,122
Permits and franchises	–	1,455,534
Deferred financing fees	–	158,898
Deposits	–	184,920
Assets of Gem Delaware held for sale	–	2,922,639
Due from buyer -MTS	–	1,089,341
Total assets	$–	$20,871,375

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,115,138	$2,176,801
Accrued expenses	2,369,627	1,277,662
Payable to related entities	931,726	765,628
Current portion of financing agreement	6,777,027	4,903,775
Current portion of long term obligations	4,049,236	4,822,719
Current portion of acquisition notes payable	564,534	1,072,974
Total current liabilities	16,807,288	15,019,559

Financing agreement, net of current portion	–	7,558,005
Long term obligations, net of current portion	3,783,919	3,238,420
Acquisition notes payable, net of current portion	8,171,674	7,921,674
Derivative liabilities	–	2,921,552
Total liabilities	28,762,881	36,659,210

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 21,995,153 and 14,557,653 shares issued and outstanding of shares as of June 30, 2010 and December 31, 2009, respectively	22,008	14,570
Additional paid in capital	56,247,236	54,721,872
Accumulated deficit	(85,032,125)	(70,524,277)
Total stockholders’ deficit	(28,762,881)	(15,787,835)
Total liabilities and stockholders' deficit	$–	$20,871,375

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Operating expenses
Disposition of assets to a related party	18,116,923	–	12,345,088	–
Total operating expenses	18,116,923	7,959,334	12,345,088	9,355,390
Loss from discontinued operations	(18,116,923)	(7,824,155)	(12,345,088)	(9,355,390)

Other income (expenses)
Total other income (expenses), net	(868,880)	–	(1,737,760)	–

Income (loss) before provision for income tax	(868,880)	(7,824,155)	(1,737,760)	(9,355,390)
Provision for income taxes	–	–	–	–
Net income(loss)	$(18,985,803)	$(7,824,155)	$(14,082,848)	$(9,355,390)

Basic and diluted loss per share -continuing operations	$(0.04)	$(0.60)	$(0.09)	$(0.73)
Basic and diluted loss per share -discontinued operations	$(0.82)	$–	$(0.67)	$–
Basic and diluted loss per share consolidated	$(0.86)	$(0.60)	$(0.76)	$(0.73)

Weighted average number of shares outstanding	21,995,153	13,053,274	18,526,403	12,873,347

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)
Cumulative effect of change in accounting principle	–	–	(1,674,036)	956,273	(717,763)
Fair value of warrants issued for services	–	–	293,035	–	293,035
Stock compensation cost for value of vested options	–	–	453,075	–	453,075
Issuance of shares on exercise of options	250	–	187	–	187
Issuance of shares on exercise of warrants	6,250	6	3,744	–	3,750
Issuance of shares to related party on conversion of debt	524,594	526	314,230	–	314,756
Issuance of shares to secured lender	600,000	600	449,400	–	450,000
Net loss	–	–	–	(9,355,390)	(9,355,390)
Balance, June 30, 2009	13,822,503	$13,824	$53,424,670	$(64,927,224)	$(11,488,730)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,277)	$(15,787,835)
Stock compensation cost for value of vested options	–	–	119,677	–	119,677
Issuance of shares on conversion of related party debt	1,437,500	1,438	271,687	–	273,125
Issuance of shares to extinguish warranty liability	3,750,000	3,750	708,750	–	712,500
Issuance of shares for services	2,250,000	2,250	425,250	–	427,500
Net income	–	–	–	(14,082,848)	(14,082,848)
Balance, June 30, 2010	21,995,153	$22,008	$56,247,236	$(84,607,125)	$(28,337,881)

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(14,082,848)	$(9,355,390)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,474	837,325
Amortization of discount on financing arrangement	–	908,543
Impairment of assets	18,116,923	–
Fair value of vested options	119,677	453,075
Issuance of shares and warrants for services	427,500	293,035
Amortization of discount on notes	388,602	128,037
Amortization of deferred financing fees	–	96,264
Debt modification	1,512,064	–
Accrued interest on notes payable	272,459	–
Loss on the extinguishment of debt	–	2,187,351
Gain on the change in derivative instruments	–
Gain on the extinguishment of derivative liabilities	(1,709,052)	1,700,110
Gain on the sale from discontinued operations	(8,687,131)	–
Changes in assets and liabilities
Accounts receivable	(79,084)	2,160,203
Prepaid and other current assets	(111,530)	(91,276)
Deposits and restricted cash		139,726
Accounts payable	(302,902)	1,836,877
Net assets of discontinued operations	–	–
Increase in deposits and restricted cash	134,132	–
Accrued interest on advances	–	–
Accrued interest on notes payable	–	23,430
Accrued interest on convertible notes	–	15,759
Accrued expenses and other liabilities	1,091,965	(636,809)
Net cash provided by used in continuing operations	(2,550,751)	696,260
Net cash provided by change in net assets and liabilities of discontinued operations	407,298	–
Net cash provided by (used in) operating activities	(2,143,453)	696,260

Cash Flows from Investing Activities
Additions to property and equipment	(265,787)	(229,859)
Proceeds from the sale of GEM Delaware	11,542,472	–
Net cash (used in) provided by investing activities	11,276,685	(229,859)

Cash Flows From Financing Activities
Net advances from notes payable	–	(542,232)
Advances from related parties	–	217,888
Proceeds from exercise of options and warrants	–	3,937
Payments to extinguish warrant liability	(500,000)	–
Net payment on CVC financing agreement	(8,099,699)	–
Payment on investor notes payable	(37,500)	(21,639)
Payment of notes payable	(499,924)	(37,500)
Payment to related parties	(38,000)	–
Payment on capital leases	–	(377,963)
Net cash provided by financing activities	(9,175,123)	(757,509)

Net (decrease) increase in cash and cash equivalents	(41,891)	(291,108)
Cash and cash equivalents, beginning of period	466,891	375,983
Cash and cash equivalents, end of period	$425,000.00	$84,875

(continued)

Supplemental disclosure of cash flow information
Cash paid for interest expense	$78,511	$84,875

Acquisition of leased equipment	$–	$2,391,309
Conversion of debt to common stock	$273,126	$–
Issuance of common stock to related party for conversion of liabilities	$–	$314,756
Fair value of warrants and valuation discount after modification	$–	$5,165,750
Issuance of shares to extinguish warrant liability	$712,500	$–
Tax liability to be reimbursed by buyer	$425,000	$–
Accrued cost on sale of GEM Delaware	$765,000	$–
Cumulative effect of adoption of accounting principle-notes payable	$–	$1,408,828
Cumulative effect of adoption of accounting principle-accumulated deficit	$–	$717,763

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

General Enterprise Ventures, Inc. (the “Company”) was incorporated as Ultronics Corporation (the “UC”) under the laws of the State of Nevada on March 14, 1990. UC never had operations and was formed to investigate potential companies that would be interested in merging with it.

On December 21, 2004, UC formed a subsidiary, Ultronics Acquisition Corporation (“UAC”) for the purpose of facilitating an agreement and plan of merger. UAC was incorporated in the State of Nevada. On December 23, 2004, UC, UAC and General Environmental Management, Inc. (“GEM”) entered into an Agreement and Plan of Merger whereby UAC would be merged into GEM (“Merger”) with GEM to be the surviving corporation. On February 14, 2005, a Certificate of Merger was filed in Delaware; however, there is no evidence of a Certificate of Merger being filed in Nevada. As such, GEM did not cease to exist in Nevada.

The acquisition was treated as a reverse merger with GEM deemed to be the accounting acquiror, and UAC the legal acquiror. UAC’s name was changed to General Environmental Management, Inc. (the “Company”) on March 16, 2005. On March 10, 2006, the Company entered into an Agreement with K2M Mobile Treatment Services, Inc. of Long Beach, California (“K2M”), a privately held company, pursuant to which the Company acquired all of the issued and outstanding common stock of K2M.

On August 31, 2008, The Company entered into an agreement with Island Environmental Services, Inc. of Pomona, California (“Island”), a privately held company, pursuant to which The Company acquired all of the issued and outstanding common stock of Island, a California-based provider of hazardous and non-hazardous waste removal and remediation services to a variety of private and public sector establishments.

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

On November 25, 2009, the Company entered into an Agreement with Luntz Acquisition (Delaware), LLC. (“Buyer”) pursuant to which the Company sold to Luntz all of the issued and outstanding stock of the Company's primary operating subsidiaries for cash (the “Sale”). On February 26, 2010, after approval of the transaction by the Company’s shareholders at a special meeting held on February 19, 2010, the Company completed the sale of the entities created out of GEM DE. The net cash proceeds from the transaction were used by the Company to retire senior debt and other obligations of the Company. The Company was not merged out of Nevada pursuant to this transaction.

Subsequent to the Luntz transaction, the Company’s revenues and expenses, operations, assets and liabilities were discontinued from February 2010 until January 2021.

On March 19, 2019, Small Cap Compliance, LLC was awarded custodianship of the Company by the Eighth Judicial District Court of Nevada. On May 19, 2019, the Company was revived in Nevada. On May 30, 2019, the custodian filed an Amendment to the Designations of the Series A Convertible Preferred Shares of the Company, and filed a Custodian’s Certification of Amendment certifying the same.

On January 15, 2021, the Company filed a Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation, and the associated Certificate of Incorporation, to become a corporation in Delaware. Delaware recognized this domestication of the Company.

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

On October 11, 2021, after approval by the board of directors and shareholders of the Company, the Company was renamed General Enterprise Ventures, Inc., in the State of Wyoming.

The Company’s year-end is December 31st

BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, in the opinion of management, include all adjustments which, except, as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented.

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of for no value and fully impaired for quarter beginning April 1, 2010. All Company activities at that became discontinued operations with the exception of accrued interest recorded on outstanding debt. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $2,568,453 for the six months ended June 30, 2010 and as of June 30, 2010 the Company had a working capital deficiency of $16,807,288 and had a stockholders’ deficit of $85,032,125. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures Inc. and its wholly owned subsidiaries, General Environmental Management, Inc., a Delaware corporation, Island Environmental Services, Inc., a California corporation,  General Environmental Management of Rancho Cordova, LLC and California Living Waters Inc. Inter-company accounts and transactions have been eliminated.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements .

3.	RELATED PARTY TRANSACTIONS

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

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of June 30, 2010.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Secured Notes from CVC California	$6,777,027	$14,658,365
Valuation Discount	–	(2,196,585)
	$6,777,027	$12,461,780

Note Agreements with CVC California

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including June 1, 2010, and (ii) a final installment due and payable on June 30, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to ( a ) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at December 31, 2009 was $6,314,700. The note was paid in full on February 26, 2010 with the  proceed from the sale of GEM Delaware (see Note 4).

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

(ii) an Amended and Restated  Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the “Revolving Note”). The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at March 31, 2010 and December 31, 2009 was $1,177,027 and $1,700,000, respectively.

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

Following the Closing of the sale of GEM Delaware and the payoff of the notes to CVC, the Revolving Credit Note was amended and restated so as to provide for (a) the reduced principal balance (after giving effect to the payment described above), (b) the elimination of any right to further Advances; (c) interest on the principal balance from time to time to be paid monthly in arrears as currently provided in the Revolving Credit Note, and (d) principal to be payable (i) as, when and to the extent that payments are received by GEM under the Royalty Provisions, (ii) from amounts paid to or in respect of the Borrower under Section 10.12 of the GEM MTS Purchase Agreement or otherwise in respect of the $900,000 deposit in the Union Bank trust account, and (iii) to the extent not theretofore paid, any remaining balance of the amended and restated Revolving Credit Note shall be due and payable on demand (or, if no demand is earlier made, then on March 1, 2011).  (Other than as stated herein, the Revolving Credit Note shall remain unchanged and shall remain in full force and effect.)  In furtherance of the foregoing, immediately after the Closing, GEM gave irrevocable written instructions to MTS Acquisition Company, Inc. (“MTS”) to remit all payments on the Purchase Money Note and pursuant to the Royalty Provisions directly to CVC, until otherwise instructed in writing by the CVC, and (B) GEM gave irrevocable written instructions to PSC to remit all amounts payable under Section 10.12 of the Purchase Agreement directly to CVC; and GEM shall not agree to any amendment of Section 10.12 of the Purchase Agreement or waive any required performance there-under without the Lender’s prior written consent.  To the extent that, at any time, CVC shall have received payment in full of the amended and restated Revolving Credit Note and all other Obligations pursuant to the direct payments contemplated in the preceding sentence or otherwise, then CVC shall promptly (x) remit any excess amounts collected to GEM, and (y) give written notice to MTS and/or PSC (as applicable) that payments that would otherwise thereafter be made to CVC as aforesaid shall instead be paid directly to GEM or whomever else shall be entitled thereto.  The balance of the revolving credit note was $1,177,027 at March 31, 2010.

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

5.	ACQUISITION NOTES PAYABLE

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at June 30, 2010 and December 31, 2009 was $2,178,000 and $ 2,178,000, respectively.

	June 30,	December 31,
	2010	2009

Total debt	$8,736,208	$8,994,648
Current portion	(564,534)	(1,072,974)
Long Term portion	$8,171,674	$7,921,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

(a) Notes Payable, National Bank of California	$3,970,545	$4,175,187
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	279,306
(e) Note payable, Agua de Oro 2	29,900	47,969
(f) Equipment Note payable, OMNI Bank	14,531	19,442
(g) Note payable, Individual	26,400	27,900
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	8,121,055
Less Note discount	50,458	59,916
Less current portion	4,049,236	4,822,719
Notes payable, net of current portion	$3,783,919	$3,238,420

(a)	Notes payable to National Bank of California consists of the following at June 30, 2010 and December 31, 2009 :

	June 30,	December 31,
	2010	2009

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,779,060
(ii) Notes Payable, National Bank of California 2	1,685,997	1,701,137
(iii) Notes Payable, National Bank of California 3	46,331	58,741
(iv) Notes Payable, National Bank of California 4	132,939	145,982
(v) Notes Payable, National Bank of California 5	336,021	490,267
Total	$3,970,545	$4,175,187

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at June 30, 2010:

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

7.	DERIVATIVE LIABILITIES

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

The derivative liabilities were valued as of June 30, 2010 and December 31, 2009 using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	June 30, 2010	December 31, 2009
Conversion feature:
Risk-free interest rate	–	.40%
Expected volatility	–	137.57%
Expected life (in years)	–	0.75
Expected dividend yield	–	0.0%

Warrants:
Risk-free interest rate	–	–
Expected volatility	–	–
Expected life (in years)	–	–
Expected dividend yield	–	–

Fair Value:
Conversion feature	–	$896,542
Warrants	–	2,025,000
	$–	$2,921,542

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

8.	STOCK OPTIONS AND WARRANTS

On March 28, 2007 the Board of Directors approved and implemented the 2007 Stock Option Plan (the “Plan”).  The plan authorized option grants to employees and other persons closely associated with the Company for the purchase of up to 5,500,000 shares.

No options were issued during the quarter ended June 30, 2010.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

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

Warrants

A summary of the warrant activity during the period is as follows:

	Shares outstanding	Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2010	10,411,426	$0.52-$37.50	4.19
Warrants granted	–	–	–
Warrants exercised	–	–	–
Warrants expired	–	–	–
Warrants outstanding, March 31, 2010	10,411,426	$0.52-$37.50	3.92

The warrants had no intrinsic value at June 30, 2010.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)

Deferred tax asset, net operating loss	$9,263,441	$19,411,281
Less valuation allowance	(9,263,441)	(19,411,281)
Net deferred tax asset	$–	$–

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

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Six months
	2010

Tax expense at U.S. statutory income tax rate	(34.0%	)
Increase in the valuation allowance	34.0
Effective rate	–

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Because these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

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

 The words “we,” “us,” “our,” and the “Company,” refer to General Enterprise Ventures, Inc.  The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to:  (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Quarterly Report or included in our previous filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of for no value and fully impaired for quarter beginning April 1, 2010. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations. As a result no MD&A is being provided.

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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of June 30, 2010 are deemed to be ineffective.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2010 that internal control over financial reporting is deemed to be ineffective.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

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

Not applicable

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

GENERAL ENTERPRISE VENTURES, INC

Dated:	March 27, 2023	/s/ Joshua Ralston
Joshua Ralston CEO and CFO (Principal Executive and Accounting Officer)

