Form 10-Q
period 2010-09-30
General Enterprise Ventures, Inc.
filed 2023-03-27
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

or

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

GENERAL ENTERPRISE VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$–	$466,891
Accounts receivable, net	–	974,340
Prepaid and other current assets	–	56,196
Total current assets	–	1,497,427
Property and equipment, net	–	12,662,494
Restricted cash	–	900,122
Permits and franchises	–	1,455,534
Deferred financing fees	–	158,898
Deposits	–	184,920
Assets of Gem Delaware held for sale	–	2,922,639
Due from buyer -MTS	–	1,089,341
Total assets	$–	$20,871,375

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,115,138	$2,176,801
Accrued expenses	3,238,507	1,277,662
Payable to related entities	931,726	765,628
Current portion of financing agreement	6,777,027	4,903,775
Current portion of long term obligations	4,049,236	4,822,719
Current portion of acquisition notes payable	564,534	1,072,974
Total current liabilities	17,676,168	15,019,559

Financing agreement, net of current portion	–	7,558,005
Long term obligations, net of current portion	3,783,919	3,238,420
Acquisition notes payable, net of current portion	8,171,674	7,921,674
Derivative liabilities	–	2,921,552
Total liabilities	29,631,761	36,659,210

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 21,995,153 and 14,557,653 shares issued and outstanding of shares as of September 30, 2010 and December 31, 2009, respectively	22,008	14,570
Additional paid in capital	56,247,236	54,721,872
Accumulated deficit	(85,901,005)	(70,524,277)
Total stockholders’ deficit	(29,631,761)	(15,787,835)
Total liabilities and stockholders' deficit	$–	$20,871,375

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Other income (expenses)
Interest and financing costs	$(868,880)	$–	$(2,606,640)	$–

Loss from continuing operations	(868,880)	–	(2,606,640)	–
Loss from discontinued operations -net	–	(3,155,131)	(12,770,088)	(12,510,521)
Provision for income taxes	–	–	–	–
Net income(loss)	$(868,880)	$–	$(15,376,728)	$–

Basic and diluted loss per share -continuing operations	$(0.04)	$–	$(0.13)	$–
Basic and diluted loss per share -discontinued operations	$–	$(0.22)	$(0.02)	$(0.94)
Basic and diluted loss per share consolidated	$(0.04)	$(0.22)	$(0.78)	$(0.94)

Weighted average number of shares outstanding	21,995,153	14,283,470	19,682,653	13,348,530

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)
Cumulative effect of change in accounting principle	–	–	(1,674,036)	956,273	(717,763)
Fair value of warrants issued for services	–	–	458,476	–	458,476
Stock compensation cost for value of vested options	–	–	642,843	–	642,843
Issuance of shares on exercise of options	250	–	187	–	187
Issuance of shares on exercise of warrants	6,250	6	3,744	–	3,750
Issuance of shares to related party on conversion of debt	1,009,744	1,022	639,456	–	640,478
Issuance of warrants on conversion of interest			231,140	–	231,140
Issuance of shares to secured lender	600,000	600	449,400	–	450,000
Issuance of shares for services	250,000	250	114,750	–	115,000
Net loss	–	–	–	(12,510,521)	(12,510,521)
Balance, September 30, 2009	14,557,653	$14,570	$54,450,995	$(68,082,355)	$(13,616,790)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,277)	$(15,787,835)
Stock compensation cost for value of vested options	–	–	119,677	–	119,677
Issuance of shares on conversion of related party debt	1,437,500	1,438	271,687	–	273,125
Issuance of shares to extinguish warranty liability	3,750,000	3,750	708,750	–	712,500
Issuance of shares for services	2,250,000	2,250	425,250	–	427,500
Net income	–	–	–	(15,376,728)	(15,376,728)
Balance, September 30, 2010	21,995,153	$22,008	$56,247,236	$(85,901,005)	$(29,631,761)

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities
Net (loss) continuing operations	$(2,606,640)	$(12,510,521)
Loss from discontinued operations	(12,770,088)	–
	(15,376,728)	(12,510,521)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,474	738,534
Amortization of discount on financing arrangement	–	1,657,287
Impairment of assets	18,116,923	–
Fair value of vested options	119,677	642,843
Issuance of shares and warrants for services	427,500	573,476
Amortization of discount on notes	388,602	137,393
Amortization of deferred financing fees	–	144,397
Debt modification	1,512,064	–
Cost to induce conversion of debt		388,333
Accrued interest on notes payable	272,459	–
Loss on the extinguishment of debt	–	2,962,021
Gain on the extinguishment of derivative liabilities	(1,709,052)	(988,342)
Gain on the sale from discontinued operations	(8,687,131)	–
Changes in assets and liabilities
Accounts receivable	(79,084)	2,187,903
Prepaid and other current assets	(111,530)	(275,303)
Deposits and restricted cash		352,840
Accounts payable	(302,902)	914,314
Increase in deposits and restricted cash	134,132	–
Accrued interest on notes payable	–	260,236
Accrued interest on convertible notes	–	–
Accrued expenses and other liabilities	1,960,845	(169,057)
Net cash provided by used in continuing operations	(2,975,751)	(2,983,646)
Net cash provided by change in net assets and liabilities of discontinued operations	407,298	3,366,451
Net cash provided by (used in) operating activities	(2,568,453)	382,805

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	–	30,674
Additions to property and equipment	(265,787)	–
Proceeds from the sale of GEM Delaware	11,542,472	–
Net cash (used in) provided by investing activities for continuing operations	11,276,685	30,674
Net cash (used in) investing activities of discontinued operations	–	(269,571)
Net cash provided by (used in) investing activities	11,276,685	(238,897)

Cash Flows From Financing Activities
Net advances from notes payable	–	(132,581)
Advances from related parties	–	204,943
Proceeds from exercise of options and warrants	–	3,937
Payments to extinguish warrant liability	(500,000)	–
Net payment on CVC financing agreement	(8,099,699)	–
Payment on investor notes payable	(37,500)	–
Payment of notes payable	(499,924)	(37,500)
Payment to related parties	(38,000)	–
Payment on capital leases	–	(202,142)
Net cash (used in) provided by financing activities from continuing operations	(9,175,123)	(163,343)
Net cash (used in) financing activities from discontinued operations	–	(316,872)
Net cash (used in) financing activities	(9,175,123)	(480,215)

Net (decrease) increase in cash and cash equivalents	(466,891)	(336,307)
Cash and cash equivalents, beginning of period	466,891	375,983
Cash and cash equivalents, end of period	$–	39,676

(continued)

Supplemental disclosure of cash flow information
Cash paid for interest expense	$78,511	72,044

Conversion of debt to common stock	$273,126	$483,284
Issuance of common stock to related party for conversion of liabilities	$–
Fair value of warrants and valuation discount after modification	$–	$8,826,697
Issuance of shares to extinguish warrant liability	$712,500	$–
Tax liability to be reimbursed by buyer	$425,000	$–
Accrued cost on sale of GEM Delaware	$765,000	$–
Cumulative effect of adoption of accounting principle-notes payable	$–	$1,408,828
Cumulative effect of adoption of accounting principle-accumulated deficit	$–	$717,763

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

GOING CONCERN

The  accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $2,568,453 for the nine months ended September 30, 2010 and as of September 30, 2010  the Company had a working capital deficiency of $17,676,168 and had a stockholders’ deficit of $85,901,005. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of September 30, 2010.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Secured Notes from CVC California	$6,777,027	$14,658,365
Valuation Discount	–	(2,196,585)
	$6,777,027	$12,461,780

Note Agreements with CVC California

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including September 1, 2010, and (ii) a final installment due and payable on September 30, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to ( a ) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at December 31, 2009 was $6,314,700. The note was paid in full on February 26, 2010 with the  proceed from the sale of GEM Delaware (see Note 4).

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

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-nine (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment. The balance of the Term Note outstanding at March 31, 2010 was $5,600,000.

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

On November 6, 2009, Company entered into a Stock Purchase Agreement  ("CLW Agreement") with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company has purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated ("CLW"), a privately held company. In consideration for the sale, the Company issued nine promissory notes (individually a "CLW Note" and collectively, the "CLW Notes") in the aggregate principal amount of $9,003,000.  As of March 31, 2010 and December 31, 2009, aggregate  amounts outstanding under these notes was $8,739,208 and $8,994,648 as follows:

$2,000,000 CLW the Seller's Note-- Payment of the outstanding principal of the CLW the Seller’s Note is due and payable in four (4) installments as follows: (A) Two Hundred Fifty Thousand Dollars ($250,000) in November, 2009, (B) Five Hundred Thousand Dollars ($500,000) and accrued interest on September 30 2010; (C) One Million Dollars ($1,000,000) and accrued interest on January 1, 2011 (D) the balance of all residual principal and accrued interest on March 31, 2011. The balance of the Note at March 31, 2010 and December 31, 2009 was $1,750,000 and $2,000,000, respectively.

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

$1,100,000 CLW Note Two-- Payment of the outstanding principal of this CLW Note Two is due and payable in ninety (60) installments commencing on December 1, 2009 and continuing on the first day of each calendar month through November 1, 2014. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first fifty-nine (59) Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note; and (B) the final, “balloon” payment on November 1, 2014.  The balance of the Note at March 31, 2010 and December 31, 2009 was $1,090,955 and $1,095,501, respectively.

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at September 30, 2010 and December 31, 2009 was $2,178,000 and $ 2,178,000, respectively.

	September 30,	December 31,
	2010	2009

Total debt	$8,736,208	$8,994,648
Current portion	(564,534)	(1,072,974)
Long Term portion	$8,171,674	$7,921,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

(a) Notes Payable, National Bank of California	$3,970,545	$4,175,187
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	279,306
(e) Note payable, Agua de Oro 2	29,900	47,969
(f) Equipment Note payable, OMNI Bank	14,531	19,442
(g) Note payable, Individual	26,400	27,900
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	8,121,055
Less Note discount	50,458	59,916
Less current portion	4,049,236	4,822,719
Notes payable, net of current portion	$3,783,919	$3,238,420

(a)	Notes payable to National Bank of California consists of the following at September 30, 2010 and December 31, 2009 :

	September 30,	December 31,
	2010	2009

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,779,060
(ii) Notes Payable, National Bank of California 2	1,685,997	1,701,137
(iii) Notes Payable, National Bank of California 3	46,331	58,741
(iv) Notes Payable, National Bank of California 4	132,939	145,982
(v) Notes Payable, National Bank of California 5	336,021	490,267
Total	$3,970,545	$4,175,187

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

(v) Note payable to National Bank of California, secured primarily by accounts receivable, bearing interest at Prime plus 2%.  The note was due on March 5, 2010 and has been extended until September 2010.

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at September 30, 2010:

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

The derivative liabilities were valued as of September 30, 2010 and December 31, 2009 using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	September 30, 2010	December 31, 2009
Conversion feature:
Risk-free interest rate	–	.40%
Expected volatility	–	137.57%
Expected life (in years)	–	0.75
Expected dividend yield	–	0.0%

Warrants:
Risk-free interest rate	–	–
Expected volatility	–	–
Expected life (in years)	–	–
Expected dividend yield	–	–

Fair Value:
Conversion feature	–	$896,542
Warrants	–	2,025,000
	$–	$2,921,542

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

No options were issued during the quarter ended September 30, 2010.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at September 30, 2010.

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

The warrants had no intrinsic value at September 30, 2010.

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)

Deferred tax asset, net operating loss	$9,263,441	$19,411,281
Less valuation allowance	(9,263,441)	(19,411,281)
Net deferred tax asset	$–	$–

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

	Nine months
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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of September 30, 2010 are deemed to be ineffective.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2010 that internal control over financial reporting is deemed to be ineffective.

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

