Form 10-K
period 2010-12-31
General Enterprise Ventures, Inc.
filed 2023-03-27
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NO.: 33-55254-38

GENERAL ENTERPRISE VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	87-2765150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740H Del Range Blvd. Suite 166 Cheyenne Wyoming	82009
(Address of principal executive offices)	(Zip Code)

(800) 401-4535

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 21, 2023 there were 93,945,388 shares of the issuer's $.001 par value common stock issued and outstanding.

GENERAL ENTERPRISE VENTURES, INC.

2010 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents General Enterprise Ventures, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

ii

PART I

ITEM 1.  Description of Business

Company Background

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

1

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

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of to a related party for no value for the quarter beginning April 1, 2010. All Company activities at that time became discontinued operations with the exception of accrued interest recorded on outstanding debt. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations.

ITEM 1A.  Risk Factors

Business Risk Factors

The Company had a history of losses and became a discontinued operation in April 2010.

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of to a related party for no value for the quarter beginning April 1, 2010. All Company activities at that time became discontinued operations with the exception of accrued interest recorded on outstanding debt. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 2.  Description of Property

Not applicable

ITEM 3.  Legal Proceedings

Not applicable

ITEM 4.  Submission of Matters to a Vote of the Security Holders

None.

2

PART II

ITEM 5.  Market for Common Equity and Restated Stockholder Matters

Not applicable

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

OVERVIEW

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of to a related party for no value for the quarter beginning April 1, 2010. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations. As a result no MD&A is being provided.

3

ITEM 8.  Financial Statements

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of General Enterprise Ventures, Inc.:

We were engaged to audit the accompanying balance sheets of General Enterprise Ventures, Inc. (“the Company”) as of December 31, 2010 and 2009 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

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

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until February of 2023 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2010 and 2009, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

/s/ BF Borgers CPA PC

B F Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO
March 21, 2023

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$–	$466,891
Accounts receivable, net	–	974,340
Prepaid and other current assets	–	56,196
Total current assets	–	1,497,427
Property and equipment, net	–	12,662,494
Restricted cash	–	900,122
Permits and franchises	–	1,455,534
Deferred financing fees	–	158,898
Deposits	–	184,920
Assets of Gem Delaware held for sale	–	2,922,639
Due from buyer -MTS	–	1,089,341
Total assets	$–	$20,871,375

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,115,138	$2,176,801
Accrued expenses	4,107,387	1,277,662
Payable to related entities	931,726	765,628
Current portion of financing agreement	6,777,027	4,903,775
Current portion of long term obligations	4,049,236	4,822,719
Current portion of acquisition notes payable	564,534	1,072,974
Total current liabilities	18,545,048	15,019,559

Financing agreement, net of current portion	–	7,558,005
Long term obligations, net of current portion	3,783,919	3,238,420
Acquisition notes payable, net of current portion	8,171,674	7,921,674
Derivative liabilities	–	2,921,552
Total liabilities	30,500,641	36,659,210

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 22,945,388 and 14,557,653 shares issued and outstanding of shares as of December 31, 2010 and December 31, 2009, respectively	22,958	14,570
Additional paid in capital	56,426,831	54,721,872
Accumulated deficit	(86,950,430)	(70,524,277)
Total stockholders’ deficit	(30,500,641)	(15,787,835)
Total liabilities and stockholders' deficit	$–	$20,871,375

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Other income (expenses)
Interest and financing costs	$(3,475,520)	$–

Loss from continuing operations	(3,475,520)	–
Loss from discontinued operations -net	(12,950,633)	(14,952,442)
Provision for income taxes	–	–
Net income(loss)	$(16,426,153)	$(14,952,442)

Basic and diluted loss per share -continuing operations	$(0.17)	$–
Basic and diluted loss per share -discontinued operations	$(0.63)	$–
Basic and diluted loss per share consolidated	$(0.80)	$(1.10)

Weighted average number of shares outstanding	20,498,337	13,653,295

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2008	12,691,409	$12,692	$53,585,035	$(56,528,107)	$(2,930,380)
Cumulative effect of change in accounting principle	–	–	(1,674,036)	956,273	(717,763)
Fair value of warrants issued for services	–	–	458,476	–	458,476
Stock compensation cost for value of vested options			767,042	–	767,042
Issuance of shares on exercise of warrants	6,500	6	3,931	–	3,937
Issuance of shares to related party on conversion of debt	1,009,744	1,022	639,456	–	640,478
Issuance of warrants on conversion of interest			231,140	–	231,140
Issuance of shares to secured lender	600,000	600	449,400	–	450,000
Issuance of shares for services	250,000	250	114,750	–	115,000
Fair value of warrants issued in connection with acquisition	–	–	146,678	–	146,678
Net loss	–	–	–	(14,952,442)	(14,952,442)
Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,276)	$(15,787,835)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,277)	$(15,787,835)
Stock compensation cost for value of vested options			119,677	–	119,677
Issuance of shares on conversion of related party debt	1,437,500	1,438	271,687	–	273,125
Issuance of shares to extinguish warranty liability	3,750,000	3,750	708,750	–	712,500
Issuance of shares for services	3,200,235	3,200	604,845	–	608,045
Net income	–	–	–	(16,426,153)	(16,426,153)
Balance, December 31, 2010	22,945,388	$22,958	$56,426,831	$(86,950,430)	$(30,500,641)

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009
Cash Flows From Operating Activities
Net (loss) continuing operations	$(3,475,520)	$(14,952,442)
Loss from discontinued operations	(12,950,633)	–
	(16,426,153)	(14,952,442)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,474	184,417
Amortization of discount on financing arrangement	–	109,324
Impairment of assets	18,116,923	–
Fair value of vested options	119,677	767,042
Issuance of shares and warrants for services	608,045	–
Amortization of discount on notes	388,602	2,755,580
Fair value of shares and warrants issued for services	–	458,476
Fair value of common stock issued for services	–	115,000
Debt modification	1,512,064	–
Cost to induce conversion of debt	–	157,196
Cost to induce conversion of accrued interest to common stock	–	231,140
Accrued interest on notes payable	272,459	237,604
Amortization of deferred financing fees	–	3,956
Gain on the change in derivative instruments	–	4,039,358
Gain on the extinguishment of derivative liabilities	(1,709,052)	(2,998,369)
Gain on the sale from discontinued operations	(8,687,131)	–
Changes in assets and liabilities
Accounts receivable	(79,084)	356,883
Prepaid and other current assets	(111,530)	29,165
Accounts payable	(302,902)	(5,550)
Net assets of discontinued operations	–	780,113
Increase in deposits and restricted cash	134,132	–
Accrued interest on notes payable	–	156,692
Accrued expenses and other liabilities	2,829,725	1,039,831
Net cash provided by used in continuing operations	(2,975,751)	(6,534,584)
Net cash provided by change in net assets and liabilities of discontinued operations	407,298	5,566,947
Net cash provided by (used in) operating activities	(2,568,453)	(967,637)

Cash Flows from Investing Activities
Acquisitions net of cash received	–	492,193
Additions to property and equipment	(265,787)	(106,971)
Proceeds from the sale of GEM Delaware	11,542,472	–
Net cash (used in) provided by investing activities	11,276,685	385,222

Cash Flows From Financing Activities
Net advances from notes payable	–	946,455
Advances on letters of credit	–	90,000
Advances from related parties	–	107,500
Proceeds from exercise of options and warrants	–	3,937
Payments to extinguish warrant liability	(500,000)	–
Net payment on CVC financing agreement	(8,099,699)	–
Payment on investor notes payable	(37,500)	–
Payment of notes payable	(499,924)	(98,586)
Payment to related parties	(38,000)	–
Net cash (used in) provided by financing activities from continuing operations	(9,175,123)	1,049,306

Net (decrease) increase in cash and cash equivalents	(466,891)	466,891
Cash and cash equivalents, beginning of period	466,891	–
Cash and cash equivalents, end of period	$–	466,891

(continued)

Supplemental disclosure of cash flow information
Cash paid for interest expense	$78,511	1,166,551

Conversion of debt to common stock	$273,126	$314,756
Conversion of notes payable and accrued interest to common stock	$–	$108,526
Issuance of common stock to related party for conversion of liabilities	$–
Fair value of warrants and valuation discount after modification	$–	$8,826,697
Issuance of shares to extinguish warrant liability	$712,500	$–
Tax liability to be reimbursed by buyer	$425,000	$–
Reclassification of net assets of GEM	$–	$1,089,341
Accrued cost on sale of GEM Delaware	$765,000	$–
Cumulative effect of adoption of accounting principle-notes payable	$–	$1,408,828
Cumulative effect of adoption of accounting principle-accumulated deficit	$–	$717,763

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of for no value to a related party for the quarter beginning April 1, 2010. All Company activities at that time became discontinued operations with the exception of accrued interest recorded on outstanding debt. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations.

GOING CONCERN

The  accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $7,734,743 for the year ended December 31, 2010 and as of December 31, 2010  the Company had a working capital deficiency of $18,545,048 and had a stockholders’ deficit of $86,950,430. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. At December 31, 2010 and December 31, 2009 the balance due on the advance was $97,500  and $107,500, respectively.

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of December 31, 2010.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009

Secured Notes from CVC California	$6,777,027	$14,658,365
Valuation Discount	–	(2,196,585)
	$6,777,027	$12,461,780

Note Agreements with CVC California

On September 4, 2009, the Company entered into a series of agreements with CVC that amended these agreements, including an Amended and Restated Revolving Credit and Term Loan Agreement, an Amended and Restated Revolving Credit Note, an Amended and Restated Convertible Term Note, a new Term Note, and Amended and Restated Warrants to purchase shares of the Company's common stock. Pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, (the "Amended Agreement") dated as of September 4, 2009 the Company issued to CVC:

(i) an Amended and Restated secured convertible term note (“ Convertible Note”) in the principal amount of $6,314,700. The principal amount of the Convertible Note bears an interest rate of fourteen percent, subject to adjustment, with interest payable monthly commencing November 1, 2009. The principal of the convertible Note is payable on demand or, in the absence of demand, (i) in seven (7) equal monthly installments of $138,000 each, due and payable on the first day of each calendar month commencing December 1, 2009 and continuing through and including June 1, 2010, and (ii) a final installment due and payable on December 31, 2010 in an amount equal to the entire remaining principal balance of this note.  In the event of a prepayment of the Convertible Note, the Company must pay a prepayment premium in an amount equal to ( a ) two (2%) percent of the principal amount being prepaid if the prepayment is made on or prior to February 28, 2010, and (b) one (1%) percent of the principal amount being prepaid if such prepayment is made subsequent to February 28, 2010 and prior to August 1, 2011, unless the prepayment is  made with the proceeds received from the sale of any business unit or units of the Company.  The balance of the note outstanding at December 31, 2009 was $6,314,700. The note was paid in full on February 26, 2010 with the  proceed from the sale of GEM Delaware (see Note 4).

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

(ii) an Amended and Restated Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the " Revolving Note").  The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at December 31, 2010 and December 31, 2009 was $1,177,027 and $1,700,000, respectively.

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

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment. The balance of the Term Note outstanding at December 31, 2010 was $5,600,000.

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

Following the Closing of the sale of GEM Delaware and the payoff of the notes to CVC, the Revolving Credit Note was amended and restated so as to provide for (a) the reduced principal balance (after giving effect to the payment described above), (b) the elimination of any right to further Advances; (c) interest on the principal balance from time to time to be paid monthly in arrears as currently provided in the Revolving Credit Note, and (d) principal to be payable (i) as, when and to the extent that payments are received by GEM under the Royalty Provisions, (ii) from amounts paid to or in respect of the Borrower under Section 10.12 of the GEM MTS Purchase Agreement or otherwise in respect of the $900,000 deposit in the Union Bank trust account, and (iii) to the extent not theretofore paid, any remaining balance of the amended and restated Revolving Credit Note shall be due and payable on demand (or, if no demand is earlier made, then on March 1, 2011).  (Other than as stated herein, the Revolving Credit Note shall remain unchanged and shall remain in full force and effect.)  In furtherance of the foregoing, immediately after the Closing, GEM gave irrevocable written instructions to MTS Acquisition Company, Inc. (“MTS”) to remit all payments on the Purchase Money Note and pursuant to the Royalty Provisions directly to CVC, until otherwise instructed in writing by the CVC, and (B) GEM gave irrevocable written instructions to PSC to remit all amounts payable under Section 10.12 of the Purchase Agreement directly to CVC; and GEM shall not agree to any amendment of Section 10.12 of the Purchase Agreement or waive any required performance there-under without the Lender’s prior written consent.  To the extent that, at any time, CVC shall have received payment in full of the amended and restated Revolving Credit Note and all other Obligations pursuant to the direct payments contemplated in the preceding sentence or otherwise, then CVC shall promptly (x) remit any excess amounts collected to GEM, and (y) give written notice to MTS and/or PSC (as applicable) that payments that would otherwise thereafter be made to CVC as aforesaid shall instead be paid directly to GEM or whomever else shall be entitled thereto.  The balance of the revolving credit note was $1,177,027 at December 31, 2010.

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

$2,000,000 CLW the Seller's Note-- Payment of the outstanding principal of the CLW the Seller’s Note is due and payable in four (4) installments as follows: (A) Two Hundred Fifty Thousand Dollars ($250,000) in November, 2009, (B) Five Hundred Thousand Dollars ($500,000) and accrued interest on December 31 2010; (C) One Million Dollars ($1,000,000) and accrued interest on January 1, 2011 (D) the balance of all residual principal and accrued interest on March 31, 2011. The balance of the Note at March 31, 2010 and December 31, 2009 was $1,750,000 and $2,000,000, respectively.

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at December 31, 2010 and December 31, 2009 was $2,178,000 and $ 2,178,000, respectively.

	December 31,	December 31,
	2010	2009

Total debt	$8,736,208	$8,994,648
Current portion	(564,534)	(1,072,974)
Long Term portion	$8,171,674	$7,921,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

(a) Notes Payable, National Bank of California	$3,970,545	$4,175,187
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	279,306
(e) Note payable, Agua de Oro 2	29,900	47,969
(f) Equipment Note payable, OMNI Bank	14,531	19,442
(g) Note payable, Individual	26,400	27,900
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	8,121,055
Less Note discount	50,458	59,916
Less current portion	4,049,236	4,822,719
Notes payable, net of current portion	$3,783,919	$3,238,420

(a)	Notes payable to National Bank of California consists of the following at December 31, 2010 and December 31, 2009 :

	December 31,	December 31,
	2010	2009

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,779,060
(ii) Notes Payable, National Bank of California 2	1,685,997	1,701,137
(iii) Notes Payable, National Bank of California 3	46,331	58,741
(iv) Notes Payable, National Bank of California 4	132,939	145,982
(v) Notes Payable, National Bank of California 5	336,021	490,267
Total	$3,970,545	$4,175,187

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

(c) During the period March 4, 2004 through June 22, 2004, the Company entered into a Loan and Security Agreement with several investors to provide the funding necessary for the purchase of the Transfer Storage Disposal Facility (TSDF) located in Rancho Cordova, California.  The notes were secured by the TSDF, carried an interest rate of eight percent (8%) per annum, and principal and interest are convertible at $30.00 per share into common stock.  In addition, the note holders were issued warrants to purchase common stock.  The notes were initially due December 31, 2009, but were extended to September 30, 2011.   As of December 31, 2008, notes payable of $422,500 plus accrued interest of $67,105 remained outstanding.

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at December 31, 2010:

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

The derivative liabilities were valued as of December 31, 2010 and December 31, 2009 using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	December 31, 2010	December 31, 2009
Conversion feature:
Risk-free interest rate	–	.40%
Expected volatility	–	137.57%
Expected life (in years)	–	0.75
Expected dividend yield	–	0.0%

Warrants:
Risk-free interest rate	–	–
Expected volatility	–	–
Expected life (in years)	–	–
Expected dividend yield	–	–

Fair Value:
Conversion feature	–	$896,542
Warrants	–	2,025,000
	$–	$2,921,542

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

No options were issued during the year ended December 31, 2010.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at December 31, 2010.

For the three months ended March 31, 2010 and 2009, the fair value of options vesting during the period was $119,677 and $261,734 respectively, and has been reflected as compensation cost. As of March 31, 2010, the Company has unvested options valued at $151,287 which will be reflected as compensation cost over the estimated remaining vesting period of 24 months.

Warrants

A summary of the warrant activity during the period is as follows:

	Shares outstanding	Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2010	10,411,426	$0.52-$37.50	4.19
Warrants granted	–	–
Warrants exercised	–	–
Warrants expired	–	–
Warrants outstanding, March 31, 2010	10,411,426	$0.52-$37.50	3.92

The warrants had no intrinsic value at December 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Deferred tax asset, net operating loss	$9,263,441	$19,411,281
Less valuation allowance	(9,263,441)	(19,411,281)
Net deferred tax asset	$–	$–

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

	Year ended
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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of December 31, 2010 are deemed to be ineffective

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the year ended December 31, 2010 that internal control over financial reporting is deemed to be ineffective.

ITEM 9B.   Triggering Events That Accelerate or Increase a Direct Financial Obligation

None

5

PART III

ITEM 10.    Directors, Executive Officers, and Corporate Governance

Not applicable

ITEM 11.    Executive Compensation

Not applicable

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable

EQUITY COMPENSATION PLAN INFORMATION

Not applicable

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable

ITEM 14.    Principal Accountant Fees and Services

Not applicable

6

PART IV

ITEM 15.    Exhibits, Financial Statements Schedules

The following are exhibits filed as part of GEM's Form 10-K for the year ended December 31, 2009:

EXHIBIT NUMBER	DESCRIPTION
2.1	Articles of Incorporation of the Registrant *
3.1	Articles of Amendment of Articles of Incorporation of the Registrant *
3.2	Bylaws of the Registrant *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer **
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer **
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer **
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer **

__________

*	Previously Filed
**	Filed Herewith

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ENTERPRISE VENTURES, INC

Dated: March 27, 2023	By:	/s/ Joshua Ralston
Joshua Ralston President, CEO and Chairman of the Board of Directors

8