Form 10-K
period 2011-12-31
General Enterprise Ventures, Inc.
filed 2023-03-29
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As of March 22, 2023 there were 93,945,388 shares of the issuer's $.001 par value common stock issued and outstanding.

GENERAL ENTERPRISE VENTURES, INC.

DECEMBER 31, 2011 FORM 10-K ANNUAL REPORT

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

ITEM 8.  Financial Statements

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of General Enterprise Ventures, Inc.:

We were engaged to audit the accompanying balance sheets of General Enterprise Ventures, Inc. (“the Company”) as of December 31, 2011 and 2010 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO
March 21, 2023

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,115,138	$2,115,138
Accrued expenses	7,582,907	4,107,387
Payable to related entities	931,726	931,726
Current portion of financing agreement	6,777,027	6,777,027
Current portion of long term obligations	4,049,236	4,049,236
Current portion of acquisition notes payable	564,534	564,534
Total current liabilities	22,020,568	18,545,048
Long term obligations, net of current portion	3,783,919	3,783,919
Acquisition notes payable, net of current portion	8,171,674	8,171,674
Total liabilities	33,976,161	30,500,641

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 22,945,388 and 22,945,388 shares issued and outstanding of shares as of March 31, 2011 and December 31, 2010, respectively	22,958	22,958
Additional paid in capital	56,426,831	56,426,831
Accumulated deficit	(90,425,950)	(86,950,430)
Total stockholders’ deficit	(33,976,161)	(30,500,641)
Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Other income (expenses)
Interest and financing costs	(3,475,520)	(3,475,520)

Loss from continuing operations	(3,475,520)	(3,475,520)
Loss from discontinued operations -net	–	(12,950,633)
Provision for income taxes	–	–
Net income(loss)	$(3,475,520)	$(16,426,153)

Basic and diluted loss per share -continuing operations	$(0.15)	$(0.17)
Basic and diluted loss per share -discontinued operations	$–	$(0.63)
Basic and diluted loss per share consolidated	$(0.15)	$(0.80)

Weighted average number of shares outstanding	22,945,388	20,498,337

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2009	14,557,653	$14,570	$54,721,872	$(70,524,277)	$(15,787,835)
Stock compensation cost for value of vested options	–	–	119,677	–	119,677
Issuance of shares on conversion of related party debt	1,437,500	1,438	271,687	–	273,125
Issuance of shares to extinguish warranty liability	3,750,000	3,750	708,750	–	712,500
Issuance of shares for services	3,200,235	3,200	604,845	–	608,045
Net income	–	–	–	(16,426,153)	(16,426,153)
Balance, December 31, 2010	22,945,388	$22,958	$56,426,831	$(86,950,430)	$(30,500,641)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2010	22,945,388	$22,958	$56,426,831	$(86,950,430)	$(30,500,641)

Net loss	–	–	–	(3,475,520)	(3,475,520)

Balance, December 31, 2011	22,945,388	$22,958	$56,426,831	$(90,425,950)	$(33,976,161)

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities
Net (loss) continuing operations	$(3,475,520)	$(3,475,520)
Loss from discontinued operations	–	(12,950,633)
	(3,475,520)	(16,426,153)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	358,474
Impairment of assets	–	18,116,923
Fair value of vested options	–	119,677
Issuance of shares and warrants for services	–	608,045
Amortization of discount on notes	–	388,602
Debt modification	–	1,512,064
Accrued interest on notes payable	–	272,459
Gain on the extinguishment of derivative liabilities	–	(1,709,052)
Gain on the sale from discontinued operations	–	(8,687,131)
Changes in assets and liabilities
Accounts receivable	–	(79,084)
Prepaid and other current assets	–	(111,530)
Accounts payable	–	(302,902)
Increase in deposits and restricted cash	–	134,132
Accrued expenses and other liabilities	3,475,520	2,829,725
Net cash provided by used in continuing operations	–	(2,975,751)
Net cash provided by change in net assets and liabilities of discontinued operations	–	407,298
Net cash provided by (used in) operating activities	–	(2,568,453)

Cash Flows from Investing Activities
Additions to property and equipment	–	(265,787)
Proceeds from the sale of GEM Delaware	–	11,542,472
Net cash (used in) provided by investing activities	–	11,276,685

Cash Flows From Financing Activities
Payments to extinguish warrant liability	–	(500,000)
Net payment on CVC financing agreement	–	(8,099,699)
Payment on investor notes payable	–	(37,500)
Payment of notes payable	–	(499,924)
Payment to related parties	–	(38,000)
Net cash (used in) provided by financing activities from continuing operations	–	(9,175,123)

Net (decrease) increase in cash and cash equivalents	–	(466,891)
Cash and cash equivalents, beginning of period	–	466,891
Cash and cash equivalents, end of period	$–	$–
Supplemental disclosure of cash flow information
Cash paid for interest expense	$–	$78,511

Conversion of debt to common stock	$–	$273,126
Issuance of shares to extinguish warrant liability	$–	$712,500
Tax liability to be reimbursed by buyer	$–	$425,000
Accrued cost on sale of GEM Delaware	$–	$765,000

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $0- for the year ended December 31, 2011 and as of December 31, 2011 the Company had a working capital deficiency of $22,020,568 and had a stockholders’ deficit of $90,425,950. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. At December 31, 2011 and December 31, 2010 the balance due on the advance was $97,500  and $97,500, respectively.

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of December 31, 2011.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at December 31, 2011 and December 31, 2010 are as follows:

	December 31,	December 31,
	2011	2010

Secured Notes from CVC California	$6,777,027	$6,777,027
Valuation Discount	–	–
	$6,777,027	$6,777,027

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

(ii) an Amended and Restated Secured Non-convertible Revolving Credit Note in the principal amount of up to $1.7 million (the " Revolving Note").  The principal amount of the Revolving Note bears interest at the rate of 10% per annum and is payable on demand (or, in the absence of demand, on August 31, 2011, or sooner by reason of an Event of Default or other mandatory prepayment event. The balance of the note outstanding at December 31, 2011 and December 31, 2009 was $1,177,027 and $1,700,000, respectively.

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

(iii) a Term Note (“Term Note ”) in the principal amount of  $5.6 million. The principal amount of the Term Note bears interest at the rate of 8% per annum and is payable as follows: on the first day of each calendar month commencing October 1, 2009 through and including August 1, 2010, accrued Interest on the outstanding principal shall be due and payable.  Thereafter, principal and interest is payable in thirty-six (36) consecutive equal monthly installments of principal and interest of $174,321.50 each, with the first installment due and payable on September 1, 2010, and with subsequent installments due and payable on the first day of each calendar month thereafter through and including August 1, 2013.  There is no pre-payment penalty in the event of a pre-payment. The balance of the Term Note outstanding at December 31, 2011 was $5,600,000.

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

Following the Closing of the sale of GEM Delaware and the payoff of the notes to CVC, the Revolving Credit Note was amended and restated so as to provide for (a) the reduced principal balance (after giving effect to the payment described above), (b) the elimination of any right to further Advances; (c) interest on the principal balance from time to time to be paid monthly in arrears as currently provided in the Revolving Credit Note, and (d) principal to be payable (i) as, when and to the extent that payments are received by GEM under the Royalty Provisions, (ii) from amounts paid to or in respect of the Borrower under Section 10.12 of the GEM MTS Purchase Agreement or otherwise in respect of the $900,000 deposit in the Union Bank trust account, and (iii) to the extent not theretofore paid, any remaining balance of the amended and restated Revolving Credit Note shall be due and payable on demand (or, if no demand is earlier made, then on March 1, 2011).  (Other than as stated herein, the Revolving Credit Note shall remain unchanged and shall remain in full force and effect.)  In furtherance of the foregoing, immediately after the Closing, GEM gave irrevocable written instructions to MTS Acquisition Company, Inc. (“MTS”) to remit all payments on the Purchase Money Note and pursuant to the Royalty Provisions directly to CVC, until otherwise instructed in writing by the CVC, and (B) GEM gave irrevocable written instructions to PSC to remit all amounts payable under Section 10.12 of the Purchase Agreement directly to CVC; and GEM shall not agree to any amendment of Section 10.12 of the Purchase Agreement or waive any required performance there-under without the Lender’s prior written consent.  To the extent that, at any time, CVC shall have received payment in full of the amended and restated Revolving Credit Note and all other Obligations pursuant to the direct payments contemplated in the preceding sentence or otherwise, then CVC shall promptly (x) remit any excess amounts collected to GEM, and (y) give written notice to MTS and/or PSC (as applicable) that payments that would otherwise thereafter be made to CVC as aforesaid shall instead be paid directly to GEM or whomever else shall be entitled thereto.  The balance of the revolving credit note was $1,177,027 at December 31, 2011.

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at December 31, 2011 and December 31, 2010 was $2,178,000 and $ 2,178,000, respectively.

	December 31,	December 31,
	2011	2010

Total debt	$8,736,208	$8,736,208
Current portion	(564,534)	(564,534)
Long Term portion	$8,171,674	$8,171,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

(a) Notes Payable, National Bank of California	$3,970,545	$3,970,545
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	270,986
(e) Note payable, Agua de Oro 2	29,900	29,900
(f) Equipment Note payable, OMNI Bank	14,531	14,531
(g) Note payable, Individual	26,400	26,400
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	7,883,613
Less Note discount	50,458	50,458
Less current portion	4,049,236	4,049,236
Notes payable, net of current portion	$3,783,919	$3,783,919

(a)	Notes payable to National Bank of California consists of the following at December 31, 2011 and December 31, 2010 :

	December 31,	December 31,
	2011	2010

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,769,257
(ii) Notes Payable, National Bank of California 2	1,685,997	1,685,997
(iii) Notes Payable, National Bank of California 3	46,331	46,331
(iv) Notes Payable, National Bank of California 4	132,939	132,939
(v) Notes Payable, National Bank of California 5	336,021	336,021
Total	$3,970,545	$3,970,545

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

On July 1, 2009 three note holders entered into new promissory note agreements that replaced in full the principal of the Loan and Security Agreement dated June 1, 2004. The notes are unsecured and carry an interest rate of ten percent (10%) per annum. The principal of the notes is due December 31, 2011.

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at December 31, 2011:

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

No options were issued during the year ended December 31, 2011.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at December 31, 2011.

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

The warrants had no intrinsic value at December 31, 2011.

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Deferred tax asset, net operating loss	$–	$9,263,441
Less valuation allowance	–	(9,263,441)
Net deferred tax asset	$–	$–

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

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the year ended December 31, 2011 is as follows:

	Year ended
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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of December 31, 2011 are deemed to be ineffective.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the year ended December 31, 2011 that internal control over financial reporting is deemed to be ineffective.

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

The following are exhibits filed as part of GEM's Form 10-K for the year ended December 31, 2011:

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

GENERAL ENTERPRISE VENTURES, INC

Dated: March 29, 2023	By:	/s/ Joshua Ralston
Joshua Ralston President, CEO and Chairman of the Board of Directors

8