Form 10-Q
period 2012-06-30
General Enterprise Ventures, Inc.
filed 2023-03-30
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

or

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

GENERAL ENTERPRISE VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,115,138	$2,115,138
Accrued expenses	9,320,667	7,582,907
Payable to related entities	931,726	931,726
Current portion of financing agreement	6,777,027	6,777,027
Current portion of long term obligations	4,049,236	4,049,236
Current portion of acquisition notes payable	564,534	564,534
Total current liabilities	23,758,328	22,020,568
Long term obligations, net of current portion	3,783,919	3,783,919
Acquisition notes payable, net of current portion	8,171,674	8,171,674
Total liabilities	35,713,921	33,976,161

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 22,945,388 and 22,945,388 shares issued and outstanding of shares as of June 30, 2012 and December 31, 2011, respectively	22,958	22,958
Additional paid in capital	56,426,831	56,426,831
Accumulated deficit	(92,163,710)	(90,425,950)
Total stockholders’ deficit	(35,713,921)	(33,976,161)
Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Other income (expenses)
Interest and financing costs	(868,880)	(868,880)	(1,737,760)	(1,737,760)
Total other income (expenses), net	(868,880)	(868,880)	(1,737,760)	(1,737,760)
Income (loss) before provision for income tax	(868,880)	(868,880)	(1,737,760)	(1,737,760)
Provision for income taxes	–	–	–	–
Net income(loss)	$(868,880)	$(868,880)	$(1,737,760)	$(1,737,760)

Basic and diluted loss per share consolidated	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Weighted average number of shares outstanding	22,945,388	22,945,388	22,945,388	22,945,388

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2010	22,945,388	$22,958	$56,426,831	$(86,950,430)	$(30,500,641)

Net loss	–	–	–	(1,737,760)	(1,737,760)

Balance, June 30, 2011	22,945,388	$22,958	$56,426,831	$(88,688,190)	$(32,238,401)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2011	22,945,388	$22,958	$56,426,831	$(90,425,950)	$(33,976,161)

Net loss	–	–	–	(1,737,760)	(1,737,760)

Balance, June 30, 2012	22,945,388	$22,958	$56,426,831	$(92,163,710)	$(35,713,921)

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(1,737,760)	$(1,737,760)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in assets and liabilities	–	–
Accrued expenses and other liabilities	1,737,760	1,737,760
Net cash provided by (used in) operating activities	–	–

Net (decrease) increase in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $-0- for the six months ended June 30, 2012 and as of June 30, 2012 the Company had a working capital deficiency of $23,758,328 and had a stockholders’ deficit of $92,163,710 These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. At June 30, 2012 and December 31, 2011 the balance due on the advance was $97,500  and $97,500 respectively.

Due to Officers and Directors

Commensurate with the closing of the sale to Luntz (see Note 4), certain officers and directors were granted a bonus $765,000 which is outstanding as of June 30, 2012.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Secured Notes from CVC California	$6,777,027	$6,777,027
Valuation Discount	–	–
	$6,777,027	$6,777,027

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at June 30, 2012 and December 31, 2011 was $2,178,000 and $ 2,178,000, respectively.

	June 30,	December 31,
	2012	2011

Total debt	$8,736,208	$8,736,208
Current portion	(564,534)	(564,534)
Long Term portion	$8,171,674	$8,171,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

(a) Notes Payable, National Bank of California	$3,970,545	$3,970,545
(b) Notes Payable, Island Acquisition	1,250,000	1,250,000
(c) Notes Payable, Investors	521,251	521,251
(d) Note payable, Wiker Trust	270,986	270,986
(e) Note payable, Agua de Oro 2	29,900	29,900
(f) Equipment Note payable, OMNI Bank	14,531	14,531
(g) Note payable, Individual	26,400	26,400
(h) Subordinated notes payable	1,800,000	1,800,000
Total Notes Payable	7,883,613	7,883,613
Less Note discount	50,458	50,458
Less current portion	4,049,236	4,049,236
Notes payable, net of current portion	$3,783,919	$3,783,919

(a)	Notes payable to National Bank of California consists of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

(i) Notes Payable, National Bank of California 1	$1,769,257	$1,769,257
(ii) Notes Payable, National Bank of California 2	1,685,997	1,685,997
(iii) Notes Payable, National Bank of California 3	46,331	46,331
(iv) Notes Payable, National Bank of California 4	132,939	132,939
(v) Notes Payable, National Bank of California 5	336,021	336,021
Total	$3,970,545	$3,970,545

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at June 30, 2012:

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

No options were issued during the quarter ended June 30, 2012.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at June 30, 2012.

For the three months ended March 31, 2010 and 2009, the fair value of options vesting during the period was $119,677 and $261,734 respectively, and has been reflected as compensation cost. As of June 30, 2012, the Company has unvested options valued at $151,287 which will be reflected as compensation cost over the estimated remaining vesting period of 24 months.

Warrants

A summary of the warrant activity during the period is as follows:

	Shares outstanding	Range of exercise prices	Weighted Avg. in Years
Warrants outstanding, January 1, 2010	10,411,426	$0.52-$37.50	4.19
Warrants granted	–	–	–
Warrants exercised	–	–	–
Warrants expired	–	–	–
Warrants outstanding, March 31, 2010	10,411,426	$0.52-$37.50	3.92

The warrants had no intrinsic value at June 30, 2012.

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
(Unaudited)

Deferred tax asset, net operating loss	$–	$–
Less valuation allowance	–	–
Net deferred tax asset	$–	$–

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

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the six months ended June 30, 2012 is as follows:

	June 30,
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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of June 30, 2012 are deemed to be ineffective.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2012 that internal control over financial reporting is deemed to be ineffective.

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

GENERAL ENTERPRISE VENTURES, INC

Dated:	March 30, 2023	/s/ Joshua Ralston
Joshua Ralston CEO and CFO (Principal Executive and Accounting Officer)

