Form 10-K
period 2022-12-31
General Enterprise Ventures, Inc.
filed 2023-03-31
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

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

At June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,589,077 based on the closing sale price of the registrant’s common stock on June 30, 2022 of $0.20 per share.

The number of shares of registrant’s common stock outstanding as of March 30, 2023 was 93,945,388.

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

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated as Ultronics Corporation (the “UC”) under the laws of the State of Nevada on March 14, 1990. UC never had operations and was formed to investigate potential companies that would be interested in merging with it.

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

Corporate changes

On April 13, 2022 General Enterprise Ventures, Inc. acquired Mighty Fire Breaker, LLC , an Ohio Limited Liability company (“ MFB”) and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible. During the third quarter of 2022 the company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor.  It continues to pursue additional  accreditations such Missoula Testing approval for selling products to the government. Currently the Company’s subsidiary Mighty Fire Breaker LLC Ohio is involved in installing large home and facility Proactive Wildfire Prevention Systems.

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

Effective November 20, 2022 General Enterprise Ventures Inc. formed a UK branch of its US subsidiary Mighty Fire Breaker LLC, named Mighty Fire Breaker UK Limited. The new Subsidiary headquartered in the United Kingdom, will be used to direct the sales of the Mighty Fire Breaker line of products and technologies in Europe, the Middle East and Africa.

Change of Control

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 Preferred A shares to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder.

Series C Preferred Stock

On April 13, 2022, The Company designated 5,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

Environmental Impact

At this time, there are no significant environmental impacts occurring from the services, products, or activities of General Enterprise Ventures.

Human Services

The Company currently employees, 8 people full-time and hosts several consultants, attorneys, and independent contractors that all perform tasks on behalf of the company.

Item 1A. Risk Factors.

Increases in our effective income tax rate could adversely affect our business, results of operations, liquidity, and net income.

If services we obtain from third parties are unavailable, disrupted, or fail to meet our standards and expectations, our operations could be adversely affected.

Changes in our relationships with our vendors, changes in trade policy, interruptions in our operations or supply chain, or increased commodity or supply chain costs could adversely affect the risks and uncertainties facing our business and their potential impact on our financial position, results of operations, and cash flows.

Another pandemic could adversely affect, our operations, supply chains and distribution systems, which could include unpredictable demand for our products and services.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Company owns no real property. Our physical office is located at 2170 Allentown Rd, Lima OH 45808 which is a 8,000 Square Feet Commercial Space, based on one year lease agreement to pay $500 monthly lease.

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

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$0.180	$0.049
Second Quarter	$0.235	$0.175
Third Quarter	$0.210	$0.125
Fourth Quarter	$0.580	$0.208

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$0.260	$0.054
Second Quarter	$0.310	$0.086
Third Quarter	$0.146	$0.005
Fourth Quarter	$0.150	$0.005

Security Holders

As of March 30, 2023 we estimate there were approximately 721 holders of record and 93,945,388 shares of our Common Stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2022 and 2021, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations for the year ended December 31, 2022 and the year ended December 31, 2021

Our results of operations for the years ended December 31, 2022 and 2021 are summarized below:

	Years Ended
	December 31,
	2022	2021	Change
Revenue	$62,732	$-	$62,732
Operating expenses	2,979,398	58,213	2,921,185
Other expenses	255	7,064	(6,809)
Net loss from continuing operations	$(2,918,814)	$(44,973)	$2,967,197

Income (loss) from discontinued operations	13,016	(70,179)	83,195
Gain on disposition of Strategic Holdings, LLC	-	20,179	(20,179)
Loss on disposition of digital currency and digital currency assets	(2,030)	-	(2,030)
Net gain (loss) from discontinued operations	$10,986	$(50,000)	$60,986

Net loss	$(2,907,828)	$(94,973)	$(2,812,855)

Revenue

Our Company generated $67,732 and $0 revenue for the years ended December 31, 2022 and 2021, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

Operating expenses consisted of stock-based management compensation of $2,100,000, professional fees of 500,875, depreciation of $803 and general and administrative expenses of $377,720 in the year ended December 31, 2022, compared to management fees of $15,000, professional fees of $39,541 and general and administrative of $3,672 in the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recorded management compensation of $2,100,000 related to Chief Executive Officer (CEO) for 70,000,000 restricted stock award (the holder of the restricted stock shall be entitled to vote but is not entitled to dividends or disposal) and  management fees related to former Chief Executive Officer (CEO) for salary of $15,000, respectively.

Other expenses

For the year ended December 31, 2022, the other expenses consisted of $255 interest related to loans payable to lender.

For the year ended December 31, 2021, the other expenses consisted of $1,469 interest related to note payable to former Chief Executive Officer (CEO) and $5,595 impairment loss on digital assets. As result of divesture of Strategic Assets Holdings, LLC. (SAH) on October 19, 2021, the accrued interest of $1,469 and note payable of $50,000 released and recognized as additional paid in capital.

Discontinuing Operating Expenses

During the year ended December 31, 2021, loss from discontinued operations of $70,179 was the result of the net loss incurred from the operations of Strategic Asset Holdings, which was divested in October 2021, respectively.

On October 19, 2021, the board of Directors approved the divesture of Strategic Assets Holdings, LLC. (SAH). The discontinuing operating expenses of SAH consisted of management compensation of $17,101 and general and administrative of $102. As result of divesture, the Company recognized $20,179 gain from disposition of SAH for the year ended December 31, 2021

During the year ended December 31, 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and $2,030 loss from the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition (see Notes 3 and 4 Financial Statements).

Net Loss

As a result of the foregoing, we incurred a net loss of $2,907,828, for the year ended December 31, 2022, compared to a net loss of $94,973 for the corresponding year ended December 31, 2021.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021	Change
Cash	$55,434	$5,469	$49,965

Current Assets	$170,079	$5,469	$164,610
Current Liabilities	$1,060,918	$383,090	$677,828
Working Capital (Deficiency)	$(890,839)	$(377,621)	$(513,218)

The increase in working capital deficiency in 2022, was primarily the result of increases in cash on hand and inventory of $164,610 offset by increases in accounts payable and accrued liabilities of $76,657, due to related party of $526,804, convertible note of $35,000 and current portion of operating lease liability of $39,367.

As of December 31, 2022, and 2021, the current assets consisted of cash of $55,434 and $5,469 and inventory of $114,645 and $0, respectively.

As of December 31, 2022, and 2021, the current liabilities consisted of accounts payable and accrued liabilities of $87,398 and $10,741, due to related parties of $899,153 and $372,349, convertible note of $35,000 and $0, and current portion of operating lease liability of $39,367 and $0, respectively.

Cash Flows

	Years Ended
	December 31,
	2022	2021
Cash used in operating activities	$(708,450)	$(24,206)
Cash used in investing activities	$(5,349)	$(287,100)
Cash provided by financing activities	$763,764	$316,775
Net Change in Cash	$49,965	$5,469

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash flows used in operating activities were $708,450, consisting of a net loss of $2,907,828, reduced by non-cash management compensation of $2,100,000, loss on disposition of digital currency and digital currency assets of $2,029, impairment loss on digital assets of $6,125, non-cash lease expense of $44,647, depreciation of $15,862 and reduced by an increase in changes in operating assets and liabilities of $30,175.

For the year ended December 31, 2021, net cash flows used in operating activities were $24,206, consisting of a net loss of $94,973, reduced by impairment loss of $52,976, impairment loss on digital assets of $5,595, amortization of digital asset machines of $9,737, related party advances funding operating expenses of $51,719 and change in accounts payable and accrued liabilities of $14,837 and increased by a gain on disposition of Strategic Assets Holdings, LLC. of $20,179. an increase in digital assets of $38,919 and due to related party of $4,999.

Cash Flows from Investing Activities

For the year ended December 31, 2022, cash flows used in investing activities of $5,349 was the result of the purchase of equipment of $5,350 and reduced by $1 share capital of Mighty Fire Breaker UK Limited (MFB).

For the year ended December 31, 2021, cash flows used in investing activities of $287,100 was the result of $14,075 cash raised from acquisition of Strategic Asset Holdings, LLC and reduced by acquisition digital assets machines of $301,175.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $763,764, consisting of $784,484 received from related parties, $35,000 from convertible note and repayments of $55,720 to related parties.

For the year ended December 31, 2021 net cash provided by financing activities was $316,775, consisting of $5,500 from proceeds from loan and $311,275 received from related parties.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Joshua Ralston	President, Chief Executive Officer, and Chairman	34	10/19/2021

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of the Company to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended December 31, 2022 and 2021. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	None-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earrings	All Other Compensation	Total
			$	$	$	$	$	$
Joshua Ralston (2)	2022		2,100,000					2,100,000
(Chief Executive Officers, Chief Financial Officer)	2021	-	-	-	-	-	-	-

Jason Tucker (1) (Chief Executive Officers, Chief Financial Officer)	2021	29,071	-	-	-	-	-	29,071

(1)	Jason Tucker has served as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from December 22, 2020 to October 19, 2021.

(2)	Joshua Ralston has server as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since October 19, 2021.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Award to a member of the board of directors and President of the Company. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

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

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 2023 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

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

During the year ended December 31, 2020, the Company accrued $9,355 for salary to our former Chief Executive Officer. During the year ended December 31, 2022, our former officer forgave $9,355 in accrued salary and the Company recognized it as additional paid-in-capital.

During the year ended December 31, 2022 a related party advanced to the Company an amount of $784,484 and paid $108,569 for operating expenses on behalf of the Company and $1 for share capital - Mighty Fire Breaker UK Limited. The Company repaid $55,720 owing of the loan.

During the year ended December 31, 2022, as part of the Company’s divestiture of its digital asset operations, a related party forgave loans payable of $301,175 in exchange for digital asset equipment with a net book value of $276,379 and digital currency intangible assets of $26,825, of which the Company recorded a loss on disposition of $2,030.

During the year ended December 31, 2022, the Company paid $126,500 consulting to an entity under common control of a related party and $91,500 commission to a related party.

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Award to a member of the board of directors and President of the Company. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees:	$-	$28,500
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$-	$28,500

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

Index to Audited Financial Statements

December 31,2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of General Enterprise Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Enterprise Ventures, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 31, 2023

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$55,434	$5,469
Inventory	114,645	-
Total Current Assets	170,079	5,469

Intangible assets	4,195,353	-
Operating lease right-of-use asset	39,367	-
Prepaid expenses	240	-
Equipment, net	4,547	291,438
Digital currency	-	33,324
Total Assets	$4,409,586	$330,231

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$87,398	$10,741
Convertible note	35,000	-
Due to related party	899,153	372,349
Operating lease liability - current portion	39,367	-
Total Current Liabilities	1,060,918	383,090

Total Liabilities	1,060,918	383,090

Stockholders' Equity (Deficit)
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares,
10,000,000 shares and 0 shares issued and outstanding	10,000	10,000
Convertible Series C Preferred Stock, par value $0.001, authorized 5,000,000 shares,
950,000 and 0 shares issued and outstanding, respectively	950	-
Common Stock par value $0.001, authorized 1,000,000,000 shares,
93,945,388 and 22,945,388 shares issued and outstanding, respectively	93,945	22,945
Additional paid-in capital	62,625,173	56,387,768
Accumulated deficit	(59,381,400)	(56,473,572)
Total Stockholders' Equity (Deficit)	3,348,668	(52,859)

Total Liabilities and Stockholders' Equity (Deficit)	$4,409,586	$330,231

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Operations

	Years Ended
	December 31,
	2022	2021
Revenues
Revenue	$62,732	$-
Cryptocurrency mining revenue	-	38,919
Cost of revenue	1,893	18,613
Gross Profit	60,839	20,306

Operating Expenses
General and administration	377,720	3,672
Depreciation	803	-
Management compensation	2,100,000	15,000
Professional fees	500,875	39,541
Total operating expenses	2,979,398	58,213

Loss from Operations	(2,918,559)	(37,909)

Other Expense
Interest expense	(255)	(1,469)
Impairment loss on digital currency	-	(5,595)
Total other expense	(255)	(7,064)

Loss from continuing operations before taxes	(2,918,814)	(44,973)

Provision for income taxes	-	-

Loss from continuing operations	$(2,918,814)	$(44,973)

Discontinued operations:
Income (loss) from discontinued operations	$13,016	$(70,179)
Gain on disposition of Strategic Asset Holdings, LLC	-	20,179
Loss on disposition of digital currency and digital currency assets	(2,030)	-
Gain (loss) from discontinued operations, net of tax	$10,986	$(50,000)

Net Loss	$(2,907,828)	$(94,973)

Loss from continuing operations Per Common Share – Basic	$(0.05)	$(0.00)
Gain (loss) from discontinuing operations Per Common Share– Basic	$0.00	$(0.00)
Net loss per common share - Basic	$(0.05)	$(0.00)

Loss from continuing operations Per Common Share – Diluted	$(0.04)	$(0.00)
Gain (loss) from discontinuing operations Per Common Share– Diluted	$0.00	$(0.00)
Net loss per common share - Diluted	$(0.04)	$(0.00)
Basic Weighted Average Number of Common Shares Outstanding	62,254,977	22,945,388
Diluted Weighted Average Number of Common Shares Outstanding	75,274,155	22,945,388

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

	Convertible Series A		Convertible Series C				Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	10,000,000	$10,000	-	$-	22,945,388	$22,945	$56,336,299	$(56,378,599)	$(9,355)

Debt forgiveness - related party	-	-			-	-	51,469	-	51,469
Net loss	-	-	-	-	-	-	-	(94,973)	(94,973)
Balance - December 31, 2021	10,000,000	10,000	-	-	22,945,388	22,945	56,387,768	(56,473,572)	(52,859)

Debt forgiveness - former related party	-	-			-	-	9,355	-	9,355
Shares issued for acquisition of Mighty Fire Breakers	-	-	1,000,000	1,000	-	-	4,199,000	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(50)	1,000,000	1,000	(950)	-	-
Stock based compensation	-	-	-	-	70,000,000	70,000	2,030,000	-	2,100,000
Net loss	-	-	-	-	-	-	-	(2,907,828)	(2,907,828)
Balance - December 31, 2022	10,000,000	$10,000	950,000	$950	93,945,388	$93,945	$62,625,173	$(59,381,400)	$3,348,668

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,907,828)	$(94,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,100,000	-
Loss on disposition of digital currency and digital currency assets	2,029	-
Impairment loss	-	52,976
Impairment loss on digital assets	6,125	5,595
Non-cash lease expense	44,647	-
Depreciation and amortization	15,862	9,737
Gain on discontinue operation -Strategic Asset Holdings, LLC	-	(20,179)
Changes in operating assets and liabilities:
Inventory	(114,645)	-
Digital currency	374	(38,919)
Prepaid expense	(240)	-
Related party advances funding operating expense	108,569	51,719
Due to related party	-	(4,999)
Accounts payable and accrued liabilities	76,657	14,837
Fixed cash payments related to operating leases	(40,000)	-
Net Cash Used in Operating Activities	(708,450)	(24,206)

Cash Flows from Investing Activities:
Purchase of equipment	(5,350)	-
Share capital - Mighty Fire Breaker UK Limited	1	-
Cash proceeds from acquisition of Strategic Asset Holdings, LLC.	-	14,075
Acquisition digital currency equipment	-	(301,175)
Net Cash Used in Investing Activities	(5,349)	(287,100)

Cash Flows from Financing Activities:
Proceed from convertible note	35,000	-
Proceeds from loan - related party	784,484	311,275
Repayment of loan- related party	(55,720)	-
Proceeds from loan	-	5,500
Net Cash Provided by Financing Activities	763,764	316,775

Change in cash	49,965	5,469
Cash, beginning of period	5,469	-
Cash, end of period	$55,434	$5,469

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$70,000	$-
Issuance of Preferred C Stock for acquisition of Mighty Fire Breakers	$4,200,000	$-
Common stock issued upon conversion of Preferred C stock	$1,000	$-
Debt forgiveness - related party	$9,355	$51,469
Issuance of note payable for acquisition of Strategic Asset Holdings, LLC.	$-	$50,000

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

December 31,2022 and 2021

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

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is an early-stage company in the home essentials technology space and owns a provisional patent for a safe and secure night light. SAH is controlled by the Company’s former Chief Executive Officer.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Effective October 19, 2021 Strategic Asset Holdings, LLC., was divested completely as a wholly owned subsidiary of General Enterprise Ventures, Inc.

On April 13, 2022 General Enterprise Ventures, Inc. acquired Mighty Fire Breaker, LLC, an Ohio Limited Liability company (“MFB”) and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible. During the third quarter of 2022 the company received EPA Safer Choice status and UL Green-Guard Gold approval on its Citro-Tech fire inhibitor.  It continues to pursue additional accreditations such Missoula Testing approval for selling products to the government.

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

Effective November 20, 2022 General Enterprise Ventures Inc. formed a UK branch of its US subsidiary Mighty Fire Breaker LLC, named Mighty Fire Breaker UK Limited. The new Subsidiary headquartered in the United Kingdom, will be used to direct the sales of the Mighty Fire Breaker line of products and technologies in Europe, the Middle East and Africa.

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

Series C Preferred Stock

On April 13, 2022, The Company designated 5,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

Business

We are a fully integrated technology company structured to provide mergers and acquisitions of new and available technology. Through our services, we incubate first-to-market products and help existing companies accelerate their product development within all regulatory requirements.

Going Concern

The accompanying consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

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

The Company’s fiscal year is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Inventory

Inventories consist of raw materials which are stated at lower of cost or net realizable value, with cost being determined on the weighted average method. As of December 31, 2022 and 2021, the Company held inventories of $114,645 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. Currently our assets consist solely of furniture and equipment which we amortize over a useful life of 5 years. The Company previously held crypto mining equipment which was amortized over a useful life of 5 years. As of December 31, 2022, the Company no longer has any crypto mining operations and had divested all such equipment (see Note 5).

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

During the year ended December 31, 2022, the Company recorded an impairment loss of $6,125 associated with market value of digital currencies in excess of the Company’s cost basis. As of December 31, 2022, the Company has divested all of its digital currency holdings and the impairment loss has been recorded within the Company’s income from discontinued operations.

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

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

During the year ended December 31,2022, the Company earned cryptocurrency mining revenues. The Company earned its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin, Litecoin, and Dogecoin. The Company satisfied its performance obligations at the point in time that the Company was awarded a unit of digital asset through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company received Bitcoin, Litecoin, and Dogecoin, net of applicable network fees, which was recorded as revenue using the closing U.S. dollar price of the digital asset on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which consisted of utilities, equipment depreciation and monitoring services were recorded as cost of revenues. On April 1, 2022, the Company implemented a plan to discontinue its crypto mining operations and divest all related assets. As of December 31, 2022, all of the crypto mining assets had been discarded and as the Company no longer engages in crypto mining all revenue during the year ended December 31, 2022, has been reclassified to income from discontinued operations (see Note 4).

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

For the year ended December 31, 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31, 2022	December 31, 2021
Convertible notes	194,444	-

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

Note 3 – Acquisition and Divesture

Strategic Assets Holdings, LLC

On May 10, 2021, the Company acquired 100% of the outstanding common shares of Strategic Assets Holdings, LLC., (“SAH”) a company controlled by Jason Tucker, our former sole officer and director, at the time of acquisition. The goodwill arising from the acquisition consisted solely for the cost in excess of company net asset value. The Company impaired goodwill on acquisition and recorded an impairment of $52,976 to operating expenses.

The following table summarizes the consideration paid for SAH and the amounts of the assets acquired, and liabilities assumed recognized at the acquisition date at May 10, 2021:

May 10,
2021
Consideration:
Note payable	$50,000

Asset
Cash	14,075
Liabilities
Loan payable	(14,760)
Due to related party	(2,291)

Goodwill	$52,976

On October 19, 2021, the Board of Directors approved the divesture of SAH. The separation was amicable, and no severance was determined to be owed to Mr. Jason Tucker or SAH. As result of divesture, the Company recognized $20,179 gain from disposition of SAH during the year ended December 31,2021.

The following is a summary of the assets and liabilities of SAH as of October 19,2021:

October 19,
2021

Cash and bank	81
Total assets from discontinued operations	$81

Loan payable	20,260
Total liabilities from discontinued operations	$20,260

The following is a summary of discontinued operations expenses for the period of ended October 19, 2021:

October 19.
2021

Revenues	$-

General and administration	102
Management compensation	17,101
Impairment loss	52,976
Total operating expenses	70,179

Loss from discontinued operations	$(70,179)

Mighty Fire Breaker, LLC

On April 13,2022 General Enterprise Ventures, Inc. acquired Mighty Fire Breaker, LLC (“MFB’) and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible.

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

The following is a summary of the assets and liabilities of SAH as of October 19, 2021:

October 19,
2021
Cash	81
Total assets from discontinued operations	$81

Loan payable	20,260
Total liabilities from discontinued operations	$20,260

The following is a summary of discontinued operations of SAH as of October 19, 2021:

October 19.
2021

Revenues	$-

General and administration	102
Management compensation	17,101
Impairment loss	52,976
Total operating expenses	70,179

Loss from discontinued operations	$(70,179)

Crypto Mining

On April 1, 2022, the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition (see Note 3). The Company recognized a loss of $2,029 from the disposition of its crypto mining operations, which consisted of the relinquishment of the digital currency assets in exchange for settlement of the related party note payable associated with the acquisition of the equipment.

The following is a summary of the assets and liabilities of the Company’s crypto mining operations as of April 1, 2022:

April 1,
2022
Digital currency	26,825
Digital currency equipment, net	276,379
Total assets from discontinued operations	$303,204

Due to related party	301,175
Total liabilities from discontinued operations	$301,175

The following is a summary of discontinued operations for the period ended April 1,2022:

April 1,
2022
Revenue	$46,976
Cost of revenue	27,835
Gross Profit	19,141

Operating expenses:
Impairment loss	6,125
Total operating expenses	6,125

Income from discontinued operations	$13,016

Note 5 – Property and Equipment

At December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Cost:
Digital asset machines	$-	$301,175
Furniture and Equipment	5,350	-

Less: accumulated depreciation	(803)	(9,737)
Property and equipment, net	$4,547	$291,438

On April 1, 2022, the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition (see Note 4).

During the year ended December 31, 2022, the Company recorded depreciation of $15,862, of which $15,059 is included within the Company’s income from discontinued operations (see Note 4).

Note 6 – Digital Currencies Intangible Assets

The Company mined Crypto currencies with a total aggregate value of $46,976. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and deprotection of digital assets machines). During the year ended December 31, 2022, the Company recorded impairment of $6,125 associated with the fair market value in excess of the cost. On April 1, 2022, the Company sold digital currency intangible assets with a net book value of $26,825 as part of the divestiture of the Company’s digital asset operations (see Note 4). The Company’s digital currency assets consist of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
Digital currencies held	2022	2021
Opening balance	$33,324	$-
Additional earned	46,976	38,919
Remittance as operating cost	(27)	-
Repayment of related party loan	(47,323)	-
Impairment	(6,125)	(5,595)
Disposition	(26,825)	-
	$-	$33,324

Note 7 – Intangible Assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB (see Note 3) at a value of $4,195,353 million and $0 as of December 31, 2022, and 2021, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the year ended December 31, 2022, no additional costs met the criteria for capitalization as an intangible asset.

Note 8 – Lease

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of December 31, 2022:

Year Ended
December 31,
2022
Lease cost
Operating lease cost	$40,000

Other information
Cash paid for operating cash flows from operating leases	$40,000
Right -of-use assets obtained upon acquisition	$81,967

Weighted-average remaining lease term - operating leases (year)	0.67
Weighted-average discount rate — operating leases	5.50%

Future minimum lease payments under the operating lease liability has the following non-cancellable lease payments as of December 31, 2022:

2023	$40,000
Thereafter	-
40,000
Less: Imputed interest	(633)
Operating lease liabilities	$39,367

Operating lease liabilities - current	$39,367
Operating lease liabilities- non-current	$-

Note 9 – Convertible Note

On September 30, 2022, the Company entered a convertible note agreement for amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting from 24 hours after payment at fix conversion price of $0.18 per share.  As of December 31, 2022, following is the summary of funds received from the lender:

	Principal		Interest	December 31.
Payment date	Amount	Maturity date	Rate	2022
August 11, 2022	$18,000	February 11, 2023	2%	$18,000
September 2, 2022	$17,000	March 2, 2023	2%	17,000
Total Convertible notes				$35,000
Current portion				(35,000)
Long -term portion				$-

During the year ended December 31, 2022, the Company recognized $255 interest. As of December 31, 2022, the Company owned principal of $35,000 and accrued interest of $76.

Note 10 – Related Party Transactions

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

Other

During the year ended December 31, 2020, the Company accrued $9,355 for salary to our former Chief Executive Officer. During the year ended December 31, 2022, our former officer forgave $9,355 in accrued salary and the Company recognized it as additional paid-in-capital.

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

During the year ended December 31,2022 a related party advanced to the Company an amount of $784,484 and paid $108,569 for operating expenses on behalf of the Company and $1 for share capital - Mighty Fire Breaker UK Limited. The Company repaid $55,720 owing of the loan.

During the year ended December 31, 2022, as part of the Company’s divestiture of its digital asset operations, a related party forgave loans payable of $301,175 in exchange for digital asset equipment with a net book value of $276,379 and digital currency intangible assets of $26,825, of which the Company recorded a loss on disposition of $2,030.

During the year ended December 31, 2022, the Company paid $126,500 consulting to an entity under common control of a related party and $91,500 commission to a related party.

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Award to a member of the board of directors and President of the Company. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

As of December 31, 2022, and 2021, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $899,153 and $372,349, respectively.

Note 11 – Stockholders’ Equity

Preferred Shares

The Company’s preferred shares consist of the following:

•

10,000,000 authorized shares of Convertible Series A Preferred Stock, par value $0.001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends. Issued and outstanding Convertible Series A Preferred stock as of December 31, 2022, and 2021, were 10,000,000, respectively.

•

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

•

5,000,000 authorized shares of non-voting Convertible Series C Preferred Stock, par value $0.001. The Series C Preferred Stock shares are convertible into common stock of the Corporation at a conversion rate of one (1) Preferred C share for twenty (20) shares of common stock. Issued and outstanding Convertible Series C Preferred stock as of December 31,2022 and 2021, were 950,000 and 0, respectively.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2022, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

As of December 31, 2022, and 2021, there were 93,945,388 and 22,945,388 shares of the Company’s common stock issued and outstanding, respectively.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Award to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the nine months ended September 30, 2022:

	Year Ended
	December 31, 2022
	Restricted Stock Award	Weighted-Average Grant Price
Balance, December 31, 2021	-	$-
Granted	70,000,000	0.03
Vested	-	-
Forfeited	-	-
Balance, December 31, 2022	70,000,000	$0.03

Note 12 - Income Taxes

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Net loss for the year	$(767,417)	$(94,973)
Effective Tax rate	21%	21%
Tax Recovery	(161,158)	(19,944)
Less: Valuation Allowance	161,158	19,944
Net deferred asset	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net operating loss carryforward	$12,020,608	$11,859,450
Less: Valuation Allowance	(12,020,608)	(11,859,450)
Net deferred asset	$-	$-

At December 31, 2022, the Company had approximately $12,020,608 of net operating losses (“NOLs”), which begin to expire beginning in 2040. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31,2018 can be carryforward indefinitely.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in April 14, 2021. Due to change of control, the Company will not be able to carryover approximately $56,378,599 of NOL generated before April 14,2021 to offset future income.

Note 13– Commitments and Contingencies

On November 9, 2022, the Company entered into a consulting agreement with Duchess Group LLC. for propose of obtaining corporate consulting services so as to better serve its shareholders and investment community. The agreement shall be for period of nine months and corporate consulting services to be settled by issuing 300,000 shares of common stock upon execution agreement, 150,000 shares of common stock due three months after execution of agreement and 150,000 shares of common stock due six months after execution of agreement.

As of December 31, 2022, the Company did not issue the first commitment of 300,000 shares of common stock and accrued $34,285 consulting services based on valuation of common stock at market price on November 9,2022.

On January 25, 2023, the Company issued 300,000 shares of common stock for first commitment. or results of operations.

As part of the consideration for the Company’s acquisition of MFB (see Note 3), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products, to be paid on or before the fifteenth (15th) day of the following month.

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

General Entertainment Ventures, Inc.

Dated: March 31, 2023	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

General Entertainment Ventures, Inc.

Dated: March 31, 2023	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

21