Form 10-K
period 2017-12-31
General Enterprise Ventures, Inc.
filed 2023-04-06
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

GENERAL ENTERPRISE VENTURES, INC.

DECEMBER 31, 2017 FORM 10-K ANNUAL REPORT

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

ITEM 8.  Financial Statements

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of General Enterprise Ventures, Inc.:

We were engaged to audit the accompanying balance sheets of General Enterprise Ventures, Inc. (“the Company”) as of December 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO
April 6, 2023

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$–	$2,115,138
Accrued expenses	–	24,960,507
Payable to related entities	–	931,726
Current portion of financing agreement	–	6,777,027
Current portion of long term obligations	–	4,049,236
Current portion of acquisition notes payable	–	564,534
Total current liabilities	–	39,398,168
Financing agreement, net of current portion	–	–
Long term obligations, net of current portion	–	3,783,919
Acquisition notes payable, net of current portion	–	8,171,674
Total liabilities	–	51,353,761

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 22,945,388 and 22,945,388 shares issued and outstanding of shares as of December 31, 2017 and December 31, 2016, respectively	22,958	22,958
Additional paid in capital	57,358,557	56,426,831
Accumulated deficit	(57,381,515)	(107,803,550)
Total stockholders’ deficit	–	(51,353,761)
Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Other income (expenses)
Interest and financing costs	–	(3,475,536)
Gain on the extinguishment of debt	50,422,035	–
Total other income (expenses), net	50,422,035	(3,475,536)
Income (loss) before provision for income tax	50,422,035	(3,475,536)
Provision for income taxes	–	–
Net income(loss)	$50,422,035	$(3,475,536)

Basic and diluted loss per share consolidated	$2.20	$(0.15)

Weighted average number of shares outstanding	22,945,388	22,945,388

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Value	Capital	Deficit
Balance, December 31, 2015	22,945,388	$22,958	$56,426,831	$(104,328,030)

Net loss	–	–	–	(3,475,520)

Balance, December 31, 2016	22,945,388	$22,958	$56,426,831	$(107,803,550)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Value	Capital	Deficit
Balance, December 31, 2016	22,945,388	$22,958	$56,426,831	$(107,803,550)

Net income	–	–	–	50,422,035

Forgiveness of related party debt	–	–	931,726	–

Balance, December 31, 2017	22,945,388	$22,958	$56,426,831	$(57,381,515)

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$50,422,035	$(3,475,520)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on the extinguishment of debt	(50,422,035)	–
Changes in assets and liabilities
Accrued expenses and other liabilities	–	3,475,520
Net cash provided by (used in) operating activities	–	–

Net (decrease) increase in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

The accompanying notes are an integral part of these financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $0- for the year ended December 31, 2017 and as of December 31, 2017 the Company had no cash on hand and a stockholders’ deficit of $57,381,515. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2009 a related individual made an unsecured advance with no formal terms of repayment to the Company totaling $115,000. The proceeds were used for working capital purposes. At December 31, 2017 and December 31, 2016 the balance due on the advance was $-0-  and $97,500, respectively.

4.	SECURED FINANCING AGREEMENTS

During the period 2008 through 2009, the Company entered into a series of financings with CVC California, LLC (“CVC”). The amounts due under these financings at December 31, 2017 and December 31, 2016 are as follows:

	December 31,	December 31,
	2017	2016

Secured Notes from CVC California	$–	$6,777,027
Valuation Discount	–	–
	$–	$6,777,027

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

$2,178,000 CLW Note Five-- Payment of the outstanding principal of the CLW Note Five is due and payable in 41 installments commencing on July 1, 2010 and continuing on the first day of each calendar month through November 1, 2013. Installments are payable in the following amounts (subject to the other terms of this Note): (A) the amount of principal and accrued interest payable in the first forty Installments shall be equal Installments of principal and interest, calculated on the basis of a 30-year amortization of this Note, provided that the first Installment shall also include all interest accrued during the first seven months from the date of this Note; Four and (B) the final, “balloon”, Installment shall be in the amount of all then-outstanding principal, interest and other amounts then outstanding. Note Four is convertible into 10% of the common stock of Company on a fully diluted basis until Company achieves the Capital Restructuring Goal. The balance at December 31, 2017 and December 31, 2016 was $-0- and $2,178,000, respectively.

	December 31,	December 31,
	2017	2016

Total debt	$–	$8,736,208
Current portion	–	(564,534)
Long Term portion	$–	$8,171,674

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016

(a) Notes Payable, National Bank of California	$–	$3,970,545
(b) Notes Payable, Island Acquisition	–	1,250,000
(c) Notes Payable, Investors	–	521,251
(d) Note payable, Wiker Trust	–	270,986
(e) Note payable, Agua de Oro 2	–	29,900
(f) Equipment Note payable, OMNI Bank	–	14,531
(g) Note payable, Individual	–	26,400
(h) Subordinated notes payable	–	1,800,000
Total Notes Payable	–	7,883,613
Less Note discount	–	50,458
Less current portion	–	4,049,236
Notes payable, net of current portion	$–	$3,783,919

(a)	Notes payable to National Bank of California consists of the following at December 31, 2017 and December 31, 2016 :

	December 31,	December 31,
	2017	2016

(i) Notes Payable, National Bank of California 1	$–	$1,769,257
(ii) Notes Payable, National Bank of California 2	–	1,685,997
(iii) Notes Payable, National Bank of California 3	–	46,331
(iv) Notes Payable, National Bank of California 4	–	132,939
(v) Notes Payable, National Bank of California 5	–	336,021
Total	$–	$3,970,545

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

(h) The Company has two notes payable that are subordinated to the notes payable to National Bank of California. The subordinated Notes Payable consists of the following at December 31, 2017:

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

No options were issued during the year ended December 31, 2017.

	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Options	Exercise Price	Life in Years

Options outstanding, January 1, 2010	3,400,155	1.54	7.58
Options granted	–	–	–
Options exercised	–	–	–
Options cancelled	(192,083)	1.60	–
Options outstanding, March 31, 2010	3,208,072	1.53	7.30
Options exercisable, March 31, 2010	2,985,563	1.58	7.20

The options had no intrinsic value at December 31, 2017.

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

The warrants had no intrinsic value at December 31, 2017.

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

10.	INCOME TAXES

The Company's net deferred tax assets consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Deferred tax asset, net operating loss	$–	$–
Less valuation allowance	–	–
Net deferred tax asset	$–	$–

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

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the year ended December 31, 2017 is as follows:

	Year ended
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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the year ended December 31, 2017 that internal control over financial reporting is deemed to be ineffective.

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

The following are exhibits filed as part of GEM's Form 10-K for the year ended December 31, 2017:

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