Form 10-Q
period 2018-03-31
General Enterprise Ventures, Inc.
filed 2023-04-07
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018

or

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

GENERAL ENTERPRISE VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$–	$–
Total assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	–	–
Total liabilities	–	–

Stockholders' Deficit
Common stock, par value $0.001, 1,000,000,000 shares authorized, 22,945,388 and 22,945,388 shares issued and outstanding of shares as of March 31, 2018 and December 31, 2017, respectively	22,958	22,958
Additional paid in capital	57,358,557	57,358,557
Accumulated deficit	(57,381,515)	(57,381,515)
Total stockholders’ deficit	–	–
Total liabilities and stockholders' deficit	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Other income (expenses)
Gain on the extinguishment of debt	–	50,422,035
Total other income (expenses), net	–	50,422,035
Provision for income taxes	–	–
Net income(loss)	$–	$50,422,035

Basic and diluted loss per share consolidated	$–	$2.20

Weighted average number of shares outstanding	22,945,388	22,945,388

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2016	22,945,388	$22,958	$56,426,831	$(107,803,550)	$(51,353,761)

Net income	–	–	–	50,422,035	50,422,035

Forgiveness of related party debt	–	–	931,726	–	931,726

Balance, March 31, 2017	22,945,388	$22,958	$57,358,557	$(57,381,515)	$–

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2017	22,945,388	$22,958	$56,426,831	$(57,381,515)	$–

Net loss	–	–	–	–	–

Balance, March 31, 2018	22,945,388	$22,958	$56,426,831	$(57,381,515)	$–

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$–	$50,422,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on the extinguishment of debt	–	(50,422,035)
Net cash provided by (used in) operating activities	–	–

Net (decrease) increase in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

GENERAL ENTERPRISE VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Because the Company was dormant from the period from February 2010 through January 2021, the Company used the following methodology to prepare its financial statements. All assets on the Company’s March 31, 2010 balance were deemed disposed of for no value and fully impaired for quarter beginning April 1, 2010. All Company activities at that became discontinued operations with the exception of accrued interest recorded on outstanding debt. All liabilities outstanding as of March 31, 2010 remained on the Company’s balance sheet accruing interest until the quarter ending March 31, 2017 when they were written off due to the expiration of the Statue of Limitations. As of March 31, 2018 and December 31, 2017 the Company had no assets or liabilities.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company utilized cash in operations of $-0- for the three months ended March 31, 2018 and as of March 31, 2018 the Company had no cash on hand and a stockholders’ deficit of $57,381,515. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	COMMITMENTS AND CONTINGENCIES

None

4.	EQUITY

As of March 31, 2018 the Company had 1,000,000,000 shares of common authorized and 22,945,388 shares of common stock issued and outstanding.

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

Because the Company was dormant from February 2010 to January 2021 disclosure controls and procedures as of March 31, 2018 are deemed to be ineffective.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2018 that internal control over financial reporting is deemed to be ineffective.

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

GENERAL ENTERPRISE VENTURES, INC

Dated:	April 7, 2023	/s/ Joshua Ralston
Joshua Ralston CEO and CFO (Principal Executive and Accounting Officer)

