Form 10-Q
period 2023-03-31
General Enterprise Ventures, Inc.
filed 2023-05-15
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

97,245,388 shares of common stock issued and outstanding as of May 15, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$63,529	$55,434
Prepaid expenses	6,540	240
Inventory	102,268	114,645
Total Current Assets	172,337	170,319

Intangible assets	4,195,353	4,195,353
Operating lease right-of-use asset	24,773	39,367
Equipment, net	4,283	4,547
Total Assets	$4,396,746	$4,409,586

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$121,861	$87,398
Convertible note payable	35,000	35,000
Due to related party	1,133,205	899,153
Operating lease liability - current portion	24,773	39,367
Total Current Liabilities	1,314,839	1,060,918

Total Liabilities	1,314,839	1,060,918

Stockholders' Equity
Convertible Series A Preferred Stock, par value $0.001, authorized 10,000,000 shares, 10,000,000 shares issued and outstanding	10,000	10,000
Convertible Series C Preferred Stock, par value $0.001, authorized 5,000,000 shares, 950,000 issued and outstanding, respectively	950	950
Common Stock par value $0.001, authorized 1,000,000,000 shares, 94,245,388 and 93,945,388 shares issued and outstanding, respectively	94,245	93,945
Additional paid-in capital	62,711,723	62,625,173
Accumulated deficit	(59,735,011)	(59,381,400)
Total Stockholders' Equity	3,081,907	3,348,668
Total Liabilities and Stockholders' Equity	$4,396,746	$4,409,586

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$55,595	$-
Cost of revenue	13,854	-
Gross Profit	41,741	-

Operating Expenses
General and administration	99,784	2,595
Depreciation	264	-
Professional fees	295,129	40,171
Total operating expenses	395,177	42,766

Loss from Operations	(353,436)	(42,766)

Other Income (Expense)
Interest expense	(175)	-
Total other expense	(175)	-

Loss from continuing operations	$(353,611)	$(42,766)

Discontinued operations:
Income from discontinued operations	$-	$13,016
Income from discontinued operations, net of tax	$-	$13,016

Net Loss	$(353,611)	$(29,750)

Loss from continuing operations Per Common Share – Basic	$(0.00)	$(0.00)
Income from discontinuing operations Per Common Share– Basic	$(0.00)	$0.00
Net loss per common share - Basic	$(0.00)	$(0.00)

Loss from continuing operations Per Common Share – Diluted	$(0.00)	$(0.00)
Income from discontinuing operations Per Common Share– Diluted	$(0.00)	$0.00
Net loss per common share - Diluted	$(0.00)	$(0.00)
Basic Weighted Average Number of Common Shares Outstanding	94,165,388	22,945,388
Diluted Weighted Average Number of Common Shares Outstanding	113,165,388	22,945,388

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2023

	Convertible Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	10,000,000	$10,000	950,000	$950	93,945,388	$93,945	$62,625,173	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	300	86,550	-	86,850
Net loss	-	-	-	-	-	-	-	(353,611)	(353,611)
Balance - March 31, 2023	10,000,000	$10,000	950,000	$950	94,245,388	$94,245	$62,711,723	$(59,735,011)	$3,081,907

For the three months ended March 31, 2022

	Convertible Series A				Additional		Total Stockholders'
	Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	10,000,000	$10,000	22,945,388	$22,945	$56,387,768	$(56,473,572)	$(52,859)

Debt forgiveness - former related party	-	-	-	-	9,355	-	9,355
Net loss	-	-	-	-	-	(29,750)	(29,750)
Balance - March 31, 2022	10,000,000	$10,000	22,945,388	$22,945	$56,397,123	$(56,503,322)	$(73,254)

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

 Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(353,611)	$(29,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	86,850	-
Impairment loss on digital assets	-	6,125
Non-cash lease expense	15,000	-
Depreciation and amortization	264	15,059
Changes in operating assets and liabilities:
Inventory	12,377	-
Digital currency	-	374
Prepaid expense	(6,300)	-
Related party advances funding operating expense	49,052	40,171
Accounts payable and accrued liabilities	34,463	1,545
Fixed cash payments related to operating leases	(15,000)	-
Net Cash Provided by (Used in) Operating Activities	(176,905)	33,524

Cash Flows from Financing Activities:
Proceeds from loan - related party	185,000	55,000
Repayment of loan- related party	-	(47,323)
Net Cash Provided by Financing Activities	185,000	7,677

Change in cash	8,095	41,201
Cash, beginning of period	55,434	5,469
Cash, end of period	$63,529	$46,670

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$86,850	$-
Debt forgiveness - related party	$-	$9,355

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents. The Company had $63,529 and $55,434 cash equivalents at March 31, 2023 and December 31, 2022, respectively.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of March 31, 2023, and December 31, 2022, the Company held inventories of $102,268 and $114,645, respectively.

During the three months ended March 31, 2023, and 2022, the Company recorded cost of goods sold of $13,854 and $0 associated with the cost of inventories sold, respectively. The Company did not write-off any inventories as unsalable during the three months ended March 31, 2023 and 2022.

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

The Company’s financial instruments, including cash, prepaid expenses, inventory, accounts payable and accrued liabilities, and due to related party, are carried at amortized cost. At March 31, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 8).

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

For the three months ended March 31, 2023, and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2023	2022
Convertible notes	194,444	-

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

Note 2 – Discontinued Operations

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

Note 3 – Equipment, net

At March 31, 2023 and December 31, 2022, equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Cost:
Furniture and equipment	$5,350	$5,350
Less: accumulated depreciation	(1,067)	(803)
Property and equipment, net	$4,283	$4,547

During the three months ended March 31, 2023, the Company recorded a depreciation of $264.

During the three months ended March 31, 2022, the Company recorded a depreciation of $15,059 for digital currency equipment, which is included within the Company’s income from discontinued operations.

Note 4 – Intangible Assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB at a value of $4,195,353 as of March 31, 2023, and December 31, 2022, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the three months ended March 31, 2023, no additional costs met the criteria for capitalization as an intangible asset.

Note 5 – Lease

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of March 31, 2023:

Three Months Ended
March 31,
2023
Lease cost:
Operating lease cost	$15,000

Other information:
Cash paid for operating cash flows from operating leases	$15,000
Right -of-use assets obtained upon acquisition	$81,967

Weighted-average remaining lease term - operating leases (year)	0.42
Weighted-average discount rate — operating leases	5.50%

Future minimum lease payments under the operating lease liability have the following non-cancellable lease payments as of March 31, 2023:

2023 (remaining nine months)	$25,000
Thereafter	-
25,000
Less: Imputed interest	(227)
Operating lease liabilities	$24,773

Operating lease liabilities - current	$24,773
Operating lease liabilities- non-current	$-

Note 6 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum, currently the note is in default. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting from 24 hours after payment at a fixed conversion price of $0.18 per share.  As of March 31, 2023, following is the summary of funds received from the lender:

	Principal	Maturity	Interest
Payment date	Amount	date	Rate	Balance
August 11, 2022	$18,000	2/11/2023	2%	$18,000
September 2, 2022	$17,000	3/2/2023	2%	17,000
Total Convertible notes				$35,000
Current portion				(35,000)
Long -term portion				$-

During the three months ended March 31, 2023, the Company recognized $175 interest. As of March 31, 2023, and December 31,2022, the Company owed principal of $35,000 and $35,000 and accrued interest of $ 430 and $255, respectively.

Note 7 – Stockholders’ Equity

Preferred Shares

The Company’s preferred shares consist of the following:

•

10,000,000 authorized shares of Convertible Series A Preferred Stock, par value $0.001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends. Issued and outstanding Convertible Series A Preferred stock as of March 31, 2023, and December 31, 2022, was 10,000,000, respectively.

•

5,000,000 authorized shares of non-voting Convertible Series C Preferred Stock, par value $0.001. The Series C Preferred Stock shares are convertible into common stock of the Corporation at a conversion rate of one (1) Preferred C share for twenty (20) shares of common stock. Issued and outstanding Convertible Series A Preferred stock as of March 31, 2023 and December 31, 2022, were 950,000, respectively.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of March 31, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

During the three months ended March 31, 2023, the company issued 300,000 shares of common stock for services valued at $86,850.

Common shares issued and outstanding as of March 31, 2023 and December 31, 2022, were 94,245,388 and 93,945,388, respectively.

Restricted Stock Award

On June 13, 2022, the Company issued a 70,000,000 Restricted Stock Award (“RSA”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2023
	RSA	Weighted -Average Grant Price
Balance, December 31, 2022	70,000,000	$0.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance, March 31, 2023	70,000,000	$0.03

Note 8 – Related Party Transactions

During the three months ended March 31, 2022, our former officer forgave $9,355 in accrued salary and the Company recognized it as additional paid-in-capital.

During the three months ended March 31, 2023, and 2022, a related party advanced to the Company an amount of $185,000 and $55,000 and paid $49,052 and $40,171 for operating expenses on behalf of the Company, respectively. During the three months ended March 31,2023 and 2022, the Company repaid $0 and $47,323 owing of the loan.

During the three months ended March 31, 2023, the Company paid $45,000 consulting to an entity under common control of a related party and $40,000 commission to a related party.

As of March 31, 2023, and December 31, 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,133,205 and $899,153, respectively.

Note 9 – Commitments and Contingencies

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

On January 25, 2023, the Company issued 300,000 shares of common stock for first commitment and it was valued based on valuation of common stock price on issuance date for amount of $86,850.

As of March 31, 2023, the Company recognized commitment for consulting services based on valuation of common stock price on March 31,2023 for outstanding common shares.

As part of the consideration for the Company’s acquisition of MFB (see Note 4), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products, to be paid on or before the fifteenth (15th) day of the following month.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On April 5, 2023, the holder of the Convertible Series C Preferred Stock converted 150,000 shares of the Company’s Series C Preferred Stock into 3,000,000 shares of the Company’s common shares.

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

Results of Operations

Results of Operations for the three months ended March 31, 2023 and the three months ended March 31, 2022

Our results of operations for the three months ended March 31, 2023 and 2022 are summarized below:

	Three Months Ended
	March 31,
	2023	2022	Change
Revenue	$55,595	$-	$55,595
Operating expenses	395,177	42,766	352,411
Interest expense	175	-	175
Net loss from continuing operations	$(353,611)	$(42,766)	$408,006

Income from discontinued operations	-	13,016	(13,016)

Net loss	$(353,611)	$(29,750)	$(323,861)

Revenue

Our Company generated $55,595 and $0 revenue for the three months ended March 31, 2023 and 2022, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

Operating expenses consisted of professional fees of $295,129, depreciation of $264 and general and administrative expenses of $99,784 in the three months ended March 31, 2023, compared to professional fees of $40,171 and general and administrative of $2,595 in the three months ended March 31, 2022.

Discontinuing Operating Expenses

During the three months ended March 31, 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition.

Net Loss

As a result of the foregoing, we incurred a net loss of $353,611, for the three months ended March 31, 2023, compared to a net loss of $29,750 for the corresponding three months ended March 31, 2022.

Liquidity and Capital Resources

	March 31,	December 31,
	2023	2022	Change
Cash	$63,529	$55,434	$8,095

Current Assets	$172,337	$170,319	$2,018
Current Liabilities	$1,314,839	$1,060,918	$253,921
Working Capital (Deficiency)	$(1,142,502)	$(890,599)	$(251,903)

The increase in working capital deficiency in 2023 was primarily the result of increases in accounts payable and accrued liabilities of $34,463 and due to related party of $234,052.

As of March 31, 2023 and December 31, 2022, the current assets consisted primarily of cash of $63,529 and $55,434, and inventory of $102,268 and $114,645, respectively.

As of March 31, 2023, and December 31, 2022, the current liabilities consisted of accounts payable and accrued liabilities of $121,861 and $87,398, due to related party of $1,133,205 and $899,153, convertible note of $35,000 and $35,000, and current portion of operating lease liability of $24,773 and $39,367, respectively.

Cash Flows

	Three Months Ended
	March 31,
	2023	2022
Cash provided by (used in) operating activities	$(176,905)	$33,524
Cash provided by financing activities	$185,000	$7,677
Net Change in Cash	$8,095	$41,201

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash flows used in operating activities consisted of a net loss of $353,611, reduced by stock-based compensation of $86,850, non-cash lease expenses of $15,000, depreciation $264     and reduced by an increase in changes in operating assets and liabilities of $74,592.

For the three months ended March 31, 2022, net cash flows provided by operating activities consisted of a net loss of $29,750, reduced by impairment loss on digital assets of $6,125, depreciation of $15,059, reduced by an increase in changes in operating assets and liabilities of $33,524.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities consisted of $185,000 received from a related party.

For the three months ended March 31, 2022 net cash provided by financing activities consisted of $55,000 received from a related party and $47,323 repaid to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Enterprise Ventures, Inc.
(Registrant)

Dated: May 15, 2023	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

