Form 10-Q
period 2023-06-30
General Enterprise Ventures, Inc.
filed 2023-08-16
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30,2023

or

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

97,545,388 shares of common stock issued and outstanding as of July 31, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$86,144	$55,434
Prepaid expenses	20,339	240
Inventory	103,736	114,645
Total Current Assets	210,219	170,319

Intangible assets	4,195,353	4,195,353
Operating lease right-of-use asset	9,977	39,367
Equipment, net	4,016	4,547
Total Assets	$4,419,565	$4,409,586

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$34,150	$87,398
Convertible note payable	54,000	35,000
Due to related party	1,355,989	899,153
Operating lease liability - current portion	9,977	39,367
Total Current Liabilities	1,454,116	1,060,918

Total Liabilities	1,454,116	1,060,918

Stockholders' Equity
Convertible Series A Preferred Stock, par value $0.0001, authorized 10,000,000 shares,
10,000,000 shares issued and outstanding	1,000	1,000
Convertible Series C Preferred Stock, par value $0.0001, authorized 5,000,000 shares,
800,000 and 950,000 issued and outstanding, respectively	80	95
Common Stock par value $0.0001, authorized 1,000,000,000 shares,
97,545,388 and 93,945,388 shares issued and outstanding, respectively	9,755	9,395
Additional paid-in capital	62,866,083	62,719,578
Shares to be issued, subscription received	179,600	-
Accumulated deficit	(60,091,069)	(59,381,400)
Total Stockholders' Equity	2,965,449	3,348,668
Total Liabilities and Stockholders' Equity	$4,419,565	$4,409,586

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$28,355	$41,468	$83,950	$41,468
Cost of revenue	4,893	-	18,747	-
Gross Profit	23,462	41,468	65,203	41,468

Operating Expenses
General and administration	114,151	78,111	213,935	80,706
Depreciation	267	135	531	135
Management compensation	-	2,100,000	-	2,100,000
Professional fees	264,518	182,295	559,647	222,466
Total operating expenses	378,936	2,360,541	774,113	2,403,307

Loss from Operations	(355,474)	(2,319,073)	(708,910)	(2,361,839)

Other Income (Expense)
Interest expense	(584)	-	(759)
Total other expense	(584)	-	(759)	-

Loss from continuing operations before taxes	(356,058)	(2,319,073)	(709,669)	(2,361,839)

Provision for income taxes	-	-	-	-
Loss from continuing operations	$(356,058)	$(2,319,073)	$(709,669)	$(2,361,839)

Discontinued operations:
Income from discontinued operations	$-	$-	$-	$13,016
Loss on disposition of digital currency and digital currency assets	-	(2,030)	-	(2,030)
Income (Loss) from discontinued operations, net of tax	$-	$(2,030)	$-	$10,986

Net Loss	$(356,058)	$(2,321,103)	$(709,669)	$(2,350,853)

Loss from continuing operations Per Common Share – Basic	$(0.00)	$(0.06)	$(0.01)	$(0.08)
Income (Loss) from discontinuing operations Per Common Share– Basic	$-	$(0.00)	$-	$0.00
Net loss per common share - Basic	$(0.00)	$(0.06)	$(0.01)	$(0.08)

Loss from continuing operations Per Common Share – Diluted	$(0.00)	$(0.06)	$(0.01)	$(0.08)
Income (Loss) from discontinuing operations Per Common Share– Diluted	$-	$(0.00)	$-	$0.00
Net loss per common share - Diluted	$(0.00)	$(0.06)	$(0.01)	$(0.08)

Basic Weighted Average Number of Common Shares Outstanding	97,350,883	37,055,278	95,766,935	30,039,311
Diluted Weighted Average Number of Common Shares Outstanding	113,482,751	37,745,388	113,324,946	30,386,272

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the three and six months ended June 30, 2023

	Convertible Series A		Convertible Series C					Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	to be issued	Capital	Deficit	(Deficit)

Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$-	$62,719,578	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	30	-	86,820	-	86,850
Net loss	-	-	-	-	-	-	-	-	(353,611)	(353,611)
Balance - March 31, 2023	10,000,000	$1,000	950,000	$95	94,245,388	$9,425	-	$62,806,398	$(59,735,011)	$3,081,907

Shares to be issued, subscription received	-	-	-	-	-	-	179,600	-	-	179,600
Common stock issued for services	-	-	-	-	300,000	30	-	59,970	-	60,000
Conversion of Convertible Series C Preferred stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	-	(285)	-	-
Net loss	-	-	-	-	-	-	-	-	(356,058)	(356,058)
Balance - June 30, 2023	10,000,000	$1,000	800,000	$80	97,545,388	$9,755	$179,600	$62,866,083	$(60,091,069)	$2,965,449

For the three and six months ended June 30, 2022

	Convertible Series A		Convertible Series C				Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021	10,000,000	$1,000	-	$-	22,945,388	$2,295	$56,417,418	$(56,473,572)	$(52,859)

Debt forgiveness - former related party	-	-	-	-	-	-	9,355	-	9,355
Net loss	-	-	-	-	-	-	-	(29,750)	(29,750)
Balance - March 31, 2022	10,000,000	1,000	-	-	22,945,388	2,295	56,426,773	(56,503,322)	(73,254)

Shares issued for acquisition of Mighty Fire Breakers	-	-	1,000,000	100	-	-	4,199,900	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(5)	1,000,000	100	(95)	-	-
Stock based compensation	-	-	-	-	70,000,000	7,000	2,093,000	-	2,100,000
Net loss	-	-	-	-	-	-	-	(2,321,103)	(2,321,103)
Balance - June 30, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$62,719,578	$(58,824,425)	$3,905,643

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

 Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(709,669)	$(2,350,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	146,850	2,100,000
Loss on disposition of digital currency and digital currency assets	-	2,029
Impairment loss on digital assets	-	6,125
Non-cash lease expense	30,000	14,647
Depreciation and amortization	531	15,194
Changes in operating assets and liabilities:
Inventory	10,909	(114,413)
Digital currency	-	374
Prepaid expense	(20,099)	-
Related party advances funding operating expense	200,836	58,231
Accounts payable and accrued liabilities	(53,248)	4,392
Change in operating lease liability	(30,000)	(10,000)
Net cash used in Operating Activities	(423,890)	(274,274)

Cash Flows from Investing Activities:
Purchase of equipment	-	(2,707)
Net cash used in Investing Activities	-	(2,707)

Cash Flows from Financing Activities:
Proceeds from loan - related party	275,000	429,484
Repayment of loan- related party	-	(55,720)
Proceeds from stock subscription	179,600	-
Net cash provided by Financing Activities	454,600	373,764

Change in cash	30,710	96,783
Cash, beginning of period	55,434	5,469
Cash, end of period	$86,144	$102,252

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$146,850	$70,000
Issuance of Preferred C Stock for acquisition of Mighty Fire Breakers	$-	$4,200,000
Common stock issued upon conversion of Preferred C stock	$300	$100
Debt forgiveness - related party	$-	$9,355
Reclassification of due to related party to convertible note	$19,000	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents. The Company had $86,144 and $55,434 cash equivalents at June 30, 2023 and December 31, 2022, respectively.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of June 30, 2023, and December 31, 2022, the Company held inventories of $103,736 and $114,645, respectively.

During the six months ended June 30, 2023, and 2022, the Company recorded cost of goods sold of $18,747 and $0 associated with the cost of inventories sold, respectively. The Company did not write-off any inventories as unsalable during the six months ended June 30, 2023, and 2022.

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

The Company’s financial instruments, including cash, prepaid expenses, inventory, accounts payable and accrued liabilities, and due to related party, are carried at amortized cost. At June 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” 10).

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

For the six months ended June 30, 2023, and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2023	2022
Convertible notes	300,000	105,556

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

The following is a summary of discontinued operations for the period ended April 1, 2022:

April 1,
2022
Revenue	$46,976
Cost of revenue	27,835
Gross Profit	19,141

Operating expenses:
Impairment loss	6,125
Total operating expenses	6,125

Income from discontinued operations	$13,016

Note 3 – Equipment, net

At June 30, 2023 and December 31, 2022, equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Cost:
Furniture and equipment	$5,350	$5,350
Less: accumulated depreciation	(1,334)	(803)
Property and equipment, net	$4,016	$4,547

During the six months ended June 30, 2023, the Company recorded a depreciation of $531.

During the six months ended June 30, 2022, the Company recorded a depreciation of $15,059 for digital currency equipment, which is included within the Company’s income from discontinued operations.

Note 4 – Acquisition

On April 13, 2022, the Company acquired MFB and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible.

The following table summarizes the consideration paid for MFB and the amounts of the assets acquired, and liabilities assumed at the acquisition date of April 13, 2022:

Consideration:
Convertible Preferred C stock	$4,200,000

Assets acquired and liabilities assumed:
Intangible assets	$4,195,353
Operating lease right-of-use assets	81,967
Operating lease liabilities	(77,320)

Note 5 – Intangible Assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB at a value of $4,195,353 as of June 30, 2023, and December 31, 2022, respectively (see Note 4).

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the six months ended June 30, 2023, no additional costs met the criteria for capitalization as an intangible asset.

Note 6 – Lease

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of June 30, 2023:

Six Months Ended
June 30,
2023
Lease cost:
Operating lease cost	$30,000

Other information:
Cash paid for operating cash flows from operating leases	$30,000
Right -of-use assets obtained upon acquisition	$81,967

Weighted-average remaining lease term - operating leases (year)	0.17
Weighted-average discount rate — operating leases	5.50%

Future minimum lease payments under the operating lease liability have the following non-cancellable lease payments as of June 30, 2023:

2023 (excluding the six months ended June 30, 2023)	$10,000
Thereafter	-
10,000
Less: Imputed interest	(23)
Operating lease liabilities -current	$9,977

Note 7 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum, currently the note is in default. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting from 24 hours after payment at a fixed conversion price of $0.18 per share.  As of June 30, 2023, following is the summary of funds received from the lender:

	Principal		Interest
Payment date	Amount	Maturity date	Rate	Balance
August 11, 2022	$18,000	February 11, 2023	2%	18,000
September 2, 2022	$17,000	March 2, 2023	2%	17,000
April 1, 2023	$19,000	Due on demand	2%	19,000
Total Convertible notes				$54,000
Current portion				(54,000)
Long -term portion				$-

On June 9, 2022, the lender paid $19,000 to the Company and it was recorded as an advance from a related party. On April 1, 2023, an amount owing to related party was reclassed to convertible note for $19,000.

During the six months ended June 30, 2023, the Company recognized $759 interest. As of June 30, 2023, and December 31, 2022, the Company owed principal of $54,000 and $35,000 and accrued interest of $ 1,015 and $255, respectively.

Note 8 – Stockholders’ Equity

On June 29,2023, the Board of Directors and stockholders of the Company approved an amended and restated certificate of incorporation effective a change in par value from $0.001 to $0.0001 per share of Common and Preferred Stock. All issued and outstanding Common and Preferred Stock contained in the consolidated financial statements have been retroactively corrected to reflect this change in par value for all periods presented.

Preferred Shares

The Company’s preferred shares consist of the following:

•

10,000,000 authorized shares of Convertible Series A Preferred Stock, par value $0.0001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends. Issued and outstanding Convertible Series A Preferred stock as of June 30, 2023, and December 31, 2022, was 10,000,000, respectively.

•

5,000,000 authorized shares of non-voting Convertible Series C Preferred Stock, par value $0.0001. The Series C Preferred Stock shares are convertible into common stock of the Corporation at a conversion rate of one (1) Preferred C share for twenty (20) shares of common stock. Issued and outstanding Convertible Series A Preferred stock as of June 30, 2023 and December 31, 2022, were 800,000 and 950,000, respectively.

On April 13, 2022, the Company’s board of directors approved the issuance of 1,000,000 Convertible Series C Preferred Stock, with a value of $4,200,000 to be issued to the vendor of MFB as consideration for the acquisition of the entity (see note 4). The holder may exercise shares after an initial lock up period of six (6) months following the date of the agreement and may only exchange a maximum of four (4) million shares in a twelve (12) month period and may not hold or beneficially hold more than 10% of outstanding at any time.

On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

On April 5, 2023, the holder of the Convertible Series C Preferred Stock converted 150,000 shares of the Company’s Series C Preferred Stock into 3,000,000 shares of the Company’s common shares.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of June 30, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

During the six months ended June 30, 2023 and 2022, the holder of the Convertible Series C Preferred Stock converted 150,000 and 50,000 shares of the Company’s Series C Preferred Stock into 3,000,000 and 1,000,000 shares of the Company’s common shares, respectively.

During the six months ended June 30, 2023, the company issued 600,000 shares of common stock for services valued at $146,850.

As of June 30, 2023, and December 31, 2022, issued and outstanding Common shares were 97,545,388 and 93,945,388 respectively.

Restricted Stock Award

On June 13, 2022, the Company issued a 70,000,000 Restricted Stock Award (“RSA”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the six months ended June 30, 2023:

	Six Months Ended
	June 30, 2023
	RSA	Weighted -Average Grant Price
Balance, December 31, 2022	70,000,000	$0.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance, June 30, 2023	70,000,000	$0.03

Note 9 – Subscription Received – Shares to be issued

During the six months ended June 30,2023, the Company received subscriptions of $179,600 for 74,833 shares of Convertible Series C Preferred Stock.

As of June 30, 2023, 74,833 shares of Convertible Series C Preferred stock for a value of $179,600 were yet to be issued.

Note 10 – Related Party Transactions

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

On April 1, 2023, the holder of convertible note paid $19,000 to the Company and it was recorded as an advance from a related party. During the six-month ended June 30,2023, the Company recognized the error, and the related party account was adjusted accordingly.

During the six months ended June 30,2023 and 2022, a related party advanced to the Company an amount of $275,000 and $429,484 for working capital propose, respectively.

During the six months ended June 30, 2023, and 2022, a related party advanced to the Company an amount of $200,836 and $58,231 for operating expenses on behalf of the Company, respectively.

During the six months ended June 30,2023 and 2022, the Company repaid $0 and $55,720 owing to the loan, respectively.

During the six months ended June 30, 2023 and 2022 the Company paid $104,000 and $0 as consulting fee to an entity under common control of a related party and $80,000 and $0 as commission to a related party.

As of June 30, 2023, and December 31, 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,355,989 and $899,153, respectively.

Note 11 – Commitments and Contingencies

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

On January 25, 2023, the Company issued 300,000 shares of common stock for first commitment and it was valued based on valuation of common stock price on issuance date for amount of $86,850. On April 20,2023, the Company issued 300,000 shares of common stock for second and third commitment and it was valued based on valuation of common stock price on issuance date for amount of $60,000.

As of June 30, 2023, the Company settled its commitment for consulting services through the end of the agreement (August 9,2023).

As part of the consideration for the Company’s acquisition of MFB (see Note 4), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products, to be paid on or before the fifteenth (15th) day of the following month.

On July 13, 2023, The Company entered into an amendment to lease agreement by extension the period from August 1, 2023, for two years and increased the monthly lease to $5,200 for first year and $5,400 for second year.

On October 23, 2021, The Company entered into a consulting agreement with a related party. The consultant shall render to the Company, upon the request of any members of Board of Directors or the President of the Company, consulting services on matters relating to the business affairs of the Company. The agreement shall take effect of the date of agreement and shall terminate upon mutual agreement of the parties. The compensation of consultant is a number of Series C Preferred Shares which the Board of Directors of the Company may determine at its discretion.

Note 12 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows.

On June 7, 2023, the Company entered into a promissory note agreement with a borrower for the amount of $120,000, in terms of twelve months and interest rate of 5% per annum. The Company paid $120,000 to the borrower on July 3, 2023.

On July 13, 2023, The Company entered into an amendment to lease agreement by extension the period from August 1, 2023, for two years and increased the monthly lease to $5,200 for first year and $5,400 for second year.

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

General Overview

General Enterprise Ventures, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 14, 1990.

On April 13, 2022, the Company acquired Mighty Fire Breaker LLC and all associated intellectual property, in exchange for 1,000,000 shares of Series C Convertible Preferred Stock.

On April 13, 2022, The Company designated 5,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 shares of Series A Convertible Preferred Stock to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder.

Current Operations

Fully Integrated Services

We are a fully integrated technology company structured to provide mergers and acquisitions of new and available technology. Through our services, we incubate first-to-market products and help existing companies accelerate their product development within all regulatory requirements.

Corporate changes

On April 13, 2022, the Company acquired Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB”) and all associated intellectual property, in exchange for 1,000,000 shares of Series C Convertible Preferred Stock and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 18 granted patents as well as 17 worldwide patents pending centered around it’s CitroTech MFB 31 Technology for the prevention and spread of wildfires, mapping and tracking and other associated technologies.  Its core products can be used as vegetation and lumber treatments for fire prevention and is in development of uses for it’s green technologies. It has been widely tested and approved by three major US government agencies. When CitroTech is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them non-combustible. During the third quarter of 2022, MFB received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor as well as California Aquatic approval as non-toxic and non-hazardous. MFB continues to pursue additional accreditations, such as Missoula Testing approval, for selling products to governmental entities. Currently, MFB is involved in installing large home and facility Proactive Wildfire Prevention Systems as well as providing it’s products to various entities for proactive wildfire defense spraying. MFB continues to pursue and do business with retail chains selling both DIY home systems and its CitroTech non-toxic non-hazardous chemistry.

Effective April 1, 2022, the Company implemented a plan to divest its Crypto Mining operations and focus resources on the operations of MFB. We expanded our services by building upon its foundation of emerging technology development, by creating a Crypto-Currency mining operation (farm).  Previously, the Company had 20 Bitmain Antminer SJ19 PRO 104t/h and 99 Mini-Doge 185 m/h miners deployed, which are mining, Bitcoin, Doge, and Litecoin through the F2Pool and utilized its 8,000 Sq Ft Commercial space to house these ASIC Miners.

Effective November 20, 2022, the Company formed a UK branch of its US subsidiary MFB, named Mighty Fire Breaker UK Limited. The subsidiary headquartered in the United Kingdom, will be used to direct the sales of the Mighty Fire Breaker line of products and technologies in Europe, the Middle East and Africa.

Results of Operations

Results of Operations for the three months ended June 30, 2023 and the three months ended June 30,2022

Our results of operations for the three months ended June 30, 2023 and 2022 are summarized below:

	Three Months Ended
	June 30,
	2023	2022	Change
Revenue	$28,355	$41,468	$(13,113)
Operating expenses	378,936	2,360,541	(1,981,605)
Other expense	584	-	584
Net loss from continuing operations	$(356,058)	$(2,319,073)	$(1,994,718)

Loss on disposition of digital currency and digital currency assets	-	(2,030)	2,030
Net loss from discontinued operations	$-	$(2,030)	$2,030

Net loss	$(356,058)	$(2,321,103)	$1,965,045

Revenue

Our Company generated $28,355 and $41,468 revenue for the three months ended June 30, 2023 and 2022, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

Operating expenses consisted of professional fees of $264,518, depreciation of $267 and general and administrative expenses of $114,151 in the three months ended June 30,2023, compared to professional fees of $182,295, depreciation expenses of $135, general and administrative of $78,111 and management compensation of $2,100,000 associated with the issuance of 70,000,000 restricted stock units as compensation in the three months ended June 30, 2022.

Other Expenses

For the three months ended June 30, 2023, the other expenses consisted of $584 interest related to convertible note payable to lender.

Discontinuing Operating Expenses

During the three months ended June 30, 2022, loss on discontinued operations of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired.

Net Loss

As a result of the foregoing, we incurred a net loss of $356,058, for the three months ended June 30, 2023, compared to a net loss of $2,321,103 for the corresponding three months ended June 30, 2022.

Results of Operations for the six months ended June 30, 2023 and the six months ended June 30, 2022

Our results of operations for the six months ended June 30, 2023 and 2022 are summarized below:

	Six Months Ended
	June 30,
	2023	2022	Change
Revenue	$83,950	$41,468	$42,482
Operating expenses	774,113	2,403,307	(1,629,194)
Other expenses	759	-	759
Net loss from continuing operations	$(709,669)	$(2,361,839)	$(1,567,965)

Income from discontinued operations	-	13,016	(13,016)
Loss on disposition of digital currency and digital currency assets	-	(2,030)	2,030
Net income from discontinued operations	$-	$10,986	$(10,986)

Net loss	$(709,669)	$(2,350,853)	$1,641,184

Revenue

Our Company generated $83,950 and $41,468 revenue for the six months ended June 30, 2023 and 2022, respectively. The Company’s revenue is associated with revenue from MFB which was acquired in April 2022.

Operating Expenses

Operating expenses consisted of professional fees of $559,647, depreciation of $531 and general and administrative expenses of $213,935 in the six months ended June 30,2023, compared to professional fees of $222,466, depreciation expenses of $135, general and administrative of $80,706 and management compensation of $2,100,000 associated with the issuance of 70,000,000 restricted stock units as compensation in the six months ended June 30, 2022.

Other Expenses

For the six months ended June 30, 2023, the other expenses consisted of $759 interest related to convertible note payable.

Discontinuing Operating Expenses

During the six months ended June 30, 2022, loss on discontinued operations of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired.

During the six months ended June 30, 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition.

Net Loss

As a result of the foregoing, we incurred a net loss of $709,669, for the six months ended June 30, 2023, compared to a net loss of $2,350,853 for the corresponding six months ended June 30, 2022.

Liquidity and Capital Resources

	June 30,	December 31,
	2023	2022	Change
Cash	$86,144	$55,434	$30,710

Current Assets	$210,219	$170,319	$39,900
Current Liabilities	$1,454,116	$1,060,918	$393,198
Working Capital (Deficiency)	$(1,243,897)	$(890,599)	$(353,298)

The increase in working capital deficiency in 2023 was primarily the result of an increase in due to related party of $456,836, a decrease in accounts payable and accrued liabilities of $53,248 offset by an increase in cash of $30,710.

As of June 30, 2023 and December 31, 2022, the current assets consisted primarily of cash of $86,144 and $55,434, inventory of $103,736 and $114,645 and prepaid expenses of $20,339 and 240, respectively.

As of June 30, 2023, and December 31, 2022, the current liabilities consisted of accounts payable and accrued liabilities of $34,150 and $87,398, due to related party of $1,355,989 and $899,153, convertible note of $54,000 and $35,000, and current portion of operating lease liability of $9,977 and $39,367, respectively.

Cash Flows

	Six Months Ended
	June 30,
	2023	2022
Cash used in operating activities	$(423,890)	$(274,274)
Cash used in investing activities	$-	$(2,707)
Cash provided by financing activities	$454,600	$373,764
Net change in cash	$30,710	$96,783

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2023, net cash flows used in operating activities was $423,890, consisting of a net loss of $709,669, reduced by stock-based compensation of $146,850, non-cash lease expenses of $30,000, depreciation $531 and reduced by changes in operating assets and liabilities of $108,395.

For the six months ended June 30, 2022, net cash flows used in operating activities was $274,274, consisting of a net loss of $2,350,853, reduced by management compensation of $2,100,000 associated with the issuance of 70,000,000 shares of common stock as compensation, loss on disposition of digital currency and digital currency assets of $2,029, impairment loss on digital assets of $6,125, depreciation of $15,194, non-cash lease expenses of $14,647 and increased by changes in operating assets and liabilities of $61,416.

Cash Flows from Investing Activities

Cash flows used in investing activities of $2,707 during the six months ended June 30, 2022, was $2,707 which related to the purchase of equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities consisted of $275,000 received from a related party and $179,000 from stock subscription.

For the six months ended June 30, 2022 net cash provided by financing activities consisted of $429,484 received from a related party and $55,720 repaid to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30,2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1/31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.
(Registrant)

Dated: August 16, 2023	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

