Form 10-Q
period 2023-09-30
General Enterprise Ventures, Inc.
filed 2023-11-15
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-56567

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

97,545,388 shares of common stock issued and outstanding as of November 13, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$565,867	$55,434
Prepaid expenses	14,830	240
Accounts receivable	182,308	-
Inventory	184,678	114,645
Total Current Assets	947,683	170,319

Intangible assets	4,195,353	4,195,353
Operating lease right-of-use asset	148,974	39,367
Equipment, net	5,907	4,547
Total Assets	$5,297,917	$4,409,586

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$62,156	$87,398
Promissory note	120,000	-
Convertible notes payable	54,000	35,000
Due to related parties	1,407,681	899,153
Operating lease liability - current portion	78,250	39,367
Total Current Liabilities	1,722,087	1,060,918

Operating lease liability	70,924	-

Total Liabilities	1,793,011	1,060,918

Stockholders' Equity
Convertible Series A Preferred Stock, par value $0.0001, authorized 10,000,000 shares, 10,000,000 shares issued and outstanding	1,000	1,000
Convertible Series C Preferred Stock, par value $0.0001, authorized 5,000,000 shares, 2,273,499 and 950,000 issued and outstanding, respectively	227	95
Common Stock par value $0.0001, authorized 1,000,000,000 shares, 97,545,388 and 93,945,388 shares issued and outstanding, respectively	9,755	9,395
Additional paid-in capital	72,427,996	62,719,578
Common Stock to be issued -500,000 shares	180,000	-
Accumulated deficit	(69,114,072)	(59,381,400)
Total Stockholders' Equity	3,504,906	3,348,668
Total Liabilities and Stockholders' Equity	$5,297,917	$4,409,586

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$174,710	$19,033	$258,660	$60,501
Cost of revenue	39,883	1,798	58,630	1,798
Gross Profit	134,827	17,235	200,030	58,703

Operating Expenses
General and administration	146,562	202,441	361,028	283,282
Management stock-based compensation	180,000	-	180,000	2,100,000
Stock-based professional fees - related party	8,640,000	-	8,640,000	-
Professional fees	189,508	111,783	749,155	334,249
Total operating expenses	9,156,070	314,224	9,930,183	2,717,531

Loss from Operations	(9,021,243)	(296,989)	(9,730,153)	(2,658,828)

Other Expense
Interest expense	(1,760)	(76)	(2,519)	(76)
Total other expense	(1,760)	(76)	(2,519)	(76)

Loss from continuing operations before taxes	(9,023,003)	(297,065)	(9,732,672)	(2,658,904)

Provision for income taxes	-	-	-	-
Loss from continuing operations	$(9,023,003)	$(297,065)	$(9,732,672)	$(2,658,904)

Discontinued operations:
Income from discontinued operations	$-	$-	$-	$13,016
Loss on disposition of digital currency and digital currency assets	-	-	-	(2,030)
Income from discontinued operations, net of tax	$-	$-	$-	$10,986

Net Loss	$(9,023,003)	$(297,065)	$(9,732,672)	$(2,647,918)

Loss from continuing operations per Common Share – Basic and diluted	$(0.09)	$(0.00)	$(0.10)	$(0.05)
Income from discontinuing operations per Common Share – Basic and diluted	$-	$0.00	$-	$0.00
Net loss per common share – Basic and diluted	$(0.09)	$(0.00)	$(0.10)	$(0.05)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	97,545,388	93,945,388	96,366,267	51,575,425

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine Months ended September 30, 2023

	Convertible Series A		Convertible Series C				Preferred Stock	Common Stock	Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		to be	to be	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	(Deficit)

Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$-	$-	$62,719,578	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	30	-	-	86,820	-	86,850
Net loss	-	-	-	-	-	-	-	-	-	(353,611)	(353,611)
Balance - March 31, 2023	10,000,000	$1,000	950,000	$95	94,245,388	$9,425	-	-	$62,806,398	$(59,735,011)	$3,081,907

Subscription received - shares to be issued	-	-	-	-	-	-	179,600	-	-	-	179,600
Common stock issued for services	-	-	-	-	300,000	30	-	-	59,970	-	60,000
Conversion of Convertible Series C Preferred stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	-	-	(285)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(356,058)	(356,058)
Balance - June 30, 2023	10,000,000	1,000	800,000	80	97,545,388	9,755	179,600	-	62,866,083	(60,091,069)	2,965,449

Common stock to be issued - management	-	-	-	-	-	-	-	180,000	-	-	180,000
Issuance Series C Preferred stock related to subscription	-	-	74,833	7	-	-	(179,600)	-	179,593	-	-
Issuance Series C Preferred stock in cash	-	-	198,666	20	-	-	-	-	727,980	-	728,000
Issuance Series C Preferred stock for services -related party	-	-	1,200,000	120	-	-	-	-	8,639,880	-	8,640,000
Contribution inventory - related party	-	-	-	-	-	-	-	-	14,460	-	14,460
Net loss	-	-	-	-	-	-	-	-	-	(9,023,003)	(9,023,003)
Balance - September 30, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$-	$180,000	$72,427,996	$(69,114,072)	$3,504,906

For the Three and Nine Months ended September 30, 2022

	Convertible Series A		Convertible Series C				Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021	10,000,000	$1,000	-	$-	22,945,388	$2,295	$56,417,418	$(56,473,572)	$(52,859)

Debt forgiveness - former related party	-	-	-	-	-	-	9,355	-	9,355
Net loss	-	-	-	-	-	-	-	(29,750)	(29,750)
Balance - March 31, 2022	10,000,000	1,000	-	-	22,945,388	2,295	56,426,773	(56,503,322)	(73,254)

Shares issued for acquisition of Mighty Fire Breakers	-	-	1,000,000	100	-	-	4,199,900	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(5)	1,000,000	100	(95)	-	-
Stock based compensation	-	-	-	-	70,000,000	7,000	2,093,000	-	2,100,000
Net loss	-	-	-	-	-	-	-	(2,321,103)	(2,321,103)
Balance - June 30, 2022	10,000,000	1,000	950,000	95	93,945,388	9,395	$62,719,578	(58,824,425)	3,905,643

Net loss	-	-	-	-	-	-	-	(297,065)	(297,065)
Balance - September 30, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$62,719,578	$(59,121,490)	$3,608,578

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

 Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(9,732,672)	$(2,647,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,966,850	2,100,000
Loss on disposition of digital currency and digital currency assets	-	2,030
Impairment loss on digital assets	-	6,125
Non-cash lease expense	52,058	29,647
Depreciation and amortization	871	15,326
Changes in operating assets and liabilities:
Accounts receivable	(182,308)	-
Inventory	(70,033)	(114,413)
Contribution inventory - related party	14,460	-
Digital currency	-	374
Prepaid expense	(14,590)	(5,190)
Related party advances funding operating expense	222,529	97,819
Accounts payable and accrued liabilities	(25,243)	34,469
Operating lease liabilities	(51,858)	(25,000)
Net Cash used in Operating Activities	(819,936)	(506,731)

Cash Flows from Investing Activities:
Purchase of equipment	(2,231)	(5,350)
Net Cash used in Investing Activities	(2,231)	(5,350)

Cash Flows from Financing Activities:
Proceed from convertible note	-	35,000
Proceeds from loan - related party	305,000	584,484
Repayment of loan- related party	-	(55,720)
Proceed from issuance Series C Preferred Stock	907,600	-
Proceeds from promissory note	120,000	-
Net Cash provided by Financing Activities	1,332,600	563,764

Change in cash	510,433	51,683
Cash, beginning of period	55,434	5,469
Cash, end of period	$565,867	$57,152

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$146,850	$-
Issuance of Series C Preferred C stock for acquisition of Mighty Fire Breakers	$-	$4,200,000
Common stock issued upon conversion of Preferred C stock	$300	$1,000
Debt forgiveness - related party	$-	$9,355
Reclassification of due to related party to convertible note	$19,000	$-
Contribution inventory - related party	$14,460	$-
Issuance Series C Preferred stock for services -related party	$8,640,000	$-
Initial recognition of right-of-use assets and lease liabilities obtained	$161,665	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents. The Company had $565,867 and $55,434 at September 30, 2023 and December 31, 2022, respectively.

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

For the nine months ended September 30, 2023 and 2022, the Company recorded share-based compensation of $8,966,850 and $2,100,000, respectively. See Note 9 – Stockholders’ Equity for more detail.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of September 30, 2023, and December 31, 2022, the Company held inventories of $184,678 and $114,645, respectively.

During the nine months ended September 30, 2023, and 2022, the Company recorded cost of goods sold of $58,630 and $1,798 associated with the cost of inventories sold, respectively. The Company did not write-off any inventories as unsalable during the nine months ended September 30, 2023 and 2022.

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

The Company’s financial instruments, including cash, prepaid expenses, accounts receivable, inventory, accounts payable and accrued liabilities, and due to related party, are carried at amortized cost. At September 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Related Parties

The Company follows ASC 850,“Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

For the nine months ended September 30, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2023	2022
	Shares	Shares
Convertible notes	300,000	194,444
Convertible Series C Preferred Stock	19,382,149	550,183

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. During the nine months ended September 30,2023 and 2022, the Company had no allowance for doubtful accounts.

Intangible Assets

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations and asset acquisitions are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

Note 2 – Discontinued Operations

Crypto mining

On April 1, 2022, the Company implemented a plan to divest its crypto mining operations to focus its resources on Mighty Fire Breaker, LLC (“MFB”) acquisition (see Note 4). The Company recognized a loss of $2,030 from the disposition of its crypto mining operations, which consisted of the relinquishment of the digital currency assets in exchange for settlement of the related party note payable associated with the acquisition of the equipment.

The following is a summary of discontinued operations for the period ended April 1, 2022:

April 1,
2022
Revenue	$46,976
Cost of revenue	27,835
Gross Profit	19,141

Operating expenses:
Impairment loss	6,125
Total operating expenses	6,125

Income from discontinued operations	$13,016

Note 3 – Equipment, net

At September 30, 2023 and December 31, 2022, equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Cost:
Furniture and equipment	$7,582	$5,350
Less: accumulated depreciation	(1,675)	(803)
Equipment, net	$5,907	$4,547

During the nine months ended September 30, 2023 and 2022, the Company recorded a depreciation of $871 and $267, respectively.

Note 4 – Acquisition

On April 13, 2022, the Company acquired Mighty Fire Breaker LLC ("MFB”), in exchange for 1,000,000 shares of Series C Convertible Preferred Stock. MFB was formed to hold intellectual property pertaining to the fire suppression segment of the environmental industry, which included patents and patents pending,

MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires. Its core products can be used for lumber treatments for fire prevention. It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible.

The following table summarizes the consideration paid for MFB and the amounts of the assets acquired, and liabilities assumed at the acquisition date of April 13, 2022:

Consideration:
Convertible Preferred C stock	$4,200,000

Assets acquired and liabilities assumed:
Intangible assets	$4,195,353
Operating lease right-of-use assets	81,967
Operating lease liabilities	(77,320)

Note 5 – Intangible Assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB at a value of $4,195,353 as of September 30, 2023, and December 31, 2022, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock valued at $4,200,000. During the nine months ended September 30, 2023, no additional costs met the criteria for capitalization as an intangible asset.

Note 6 – Lease

On April 13, 2022, the Company obtained a lease agreement for period of eighteen months to be expired on August 31, 2023. On July 13, 2023, the Company entered into an amendment to lease agreement for a two-year term. In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The following summarizes right-of use asset and lease information about the Company’s operating lease as of September 30, 2023:

	Nine Months Ended
	September 30,
	2023	2022
Lease cost:
Operating lease cost	$58,482	$25,000

Other information:
Cash paid for operating cash flows from operating leases	$58,232	$31,500
Right -of-use assets obtained upon acquisition	$161,665	$81,967

Weighted-average remaining lease term - operating leases (year)	1.84	0.92
Weighted-average discount rate — operating leases	6.5%	5.5%

	September 30,	December 31,
	2023	2022
Operating lease ROU asset	$148,974	$39,367

	September 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	78,250	$39,367
Non-current portion	70,924	-
	$149,174	$39,367

Future minimum lease payments under operating leases at September 30, 2023 were as follows:

Year ended December 31,
2023 (excluding the nine months ended September 30, 2023)	$21,198
2024	85,792
2025	50,862
Thereafter	-
157,852
Less: Imputed interest	(8,678)
Operating lease liabilities	$149,174

Note 7 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum, currently the note is in default. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting from 24 hours after payment at a fixed conversion price of $0.18 per share.  As of September 30, 2023, following is the summary of funds received from the lender:

	Principal		Interest
Payment date	Amount	Maturity date	Rate	Balance
August 11, 2022	$18,000	February 11, 2023	2%	18,000
September 2, 2022	$17,000	March 2, 2023	2%	17,000
April 1, 2023	$19,000	Due on demand	2%	19,000
Total Convertible notes				$54,000
Current portion				(54,000)
Long -term portion				$-

On June 9, 2022, the lender paid $19,000 to the Company and it was recorded as an advance from a related party. On April 1, 2023, an amount owing to related party was reclassified to convertible note for $19,000.

During the nine months ended September 30, 2023 and 2022, the Company recognized $1,035 and $76 interest, respectively. As of September 30, 2023, and December 31, 2022, the Company owed principal of $54,000 and $35,000 and accrued interest of $1,291 and $255, respectively.

Note 8 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. The Company received $120,000 from the lender on July 3, 2023. During the nine months ended September 30, 2023, the Company recognized $1,483 interest. As of September 30, 2023, the Company owed principal of $120,000 and accrued interest of $1,483.

Note 9 – Stockholders’ Equity

On June 29, 2023, the Board of Directors and stockholders of the Company approved an amended and restated certificate of incorporation effective a change in par value from $0.001 to $0.0001 per share of Common and Preferred Stock. All issued and outstanding Common and Preferred Stock contained in the consolidated financial statements have been retroactively corrected to reflect this change in par value for all periods presented.

Preferred Shares

The Company’s preferred shares consist of the following:

Series A Preferred Stock

The Company has authorized 10,000,000 shares of Convertible Series A Preferred Stock, par value $0.0001. The Series A Preferred Stock are convertible into common stock of the Corporation at a conversion rate of one thousand (1,000) shares of common stock and entitled to one thousand (1,000) votes of common stock for each share of Series A Preferred Stock. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends. Issued and outstanding Convertible Series A Preferred stock as of September 30, 2023, and December 31, 2022, was 10,000,000.

Series C Preferred Stock

The Company has authorized 5,000,000 authorized shares of non-voting Convertible Series C Preferred Stock, par value $0.0001. The Series C Preferred Stock shares are convertible into common stock of the Corporation at a conversion rate of one (1) Preferred C share for twenty (20) shares of common stock. Issued and outstanding Convertible Series A Preferred stock as of September 30, 2023 and December 31, 2022, were 2,273,499 and 950,000, respectively.

On April 13, 2022, the Company’s board of directors approved the issuance of 1,000,000 Convertible Series C Preferred Stock, with a value of $4,200,000 as consideration for the acquisition of the entity and intellectual property (see note 4). The holder may exercise shares after an initial lock up period of six (6) months following the date of the agreement and may only exchange a maximum of four (4) million shares in a twelve (12) month period and may not hold or beneficially hold more than 10% of outstanding at any time.

On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

On April 5, 2023, the holder of the Convertible Series C Preferred Stock converted 150,000 shares of the Company’s Series C Preferred Stock into 3,000,000 shares of the Company’s common shares.

During the nine months ended September 30, 2023, the Company issued 273,499 shares of Convertible Series C Preferred Stock in connection with subscription agreements signed with investors during the months of May, June and August 2023 at price of $2,40 and $4.00 per share for total amount of $907,600.

During the nine months ended September 30, 2023, the Company issued 1,200,000 shares of Convertible Series C Preferred Stock to a related party for consulting services rendered to the Company from October 2021 through July 2023. The Company valued the 1,200,000 shares of Convertible Preferred Stock, as if converted to 24,000,000 shares of common stock, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulting in a value of $8,640,000.

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of September 30, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

During the nine months ended September 30, 2023 and 2022, the holder of the Convertible Series C Preferred Stock Converted 150,000 and 50,000 shares of the Company’s Series C Preferred Stock into 3,000,000 and 1,000,000 shares of the Company’s common shares, respectively.

During the nine months ended September 30, 2023, the company issued 600,000 shares of common stock for services valued at $146,850.

As of September 30, 2023, and December 31, 2022, issued and outstanding Common shares were 97,545,388 and 93,945,388, respectively.

Restricted Stock Award

On June 13, 2022, the Company issued a 70,000,000 Restricted Stock Award (“RSA”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the nine months ended September 30, 2023:

	RSA	Weighted -Average Grant Price
Balance, December 31, 2022	70,000,000	$0.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance, September 30, 2023	70,000,000	$0.03

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each two independent directors for their board services in support of the Company. As of September 30, 2023, the Company has not issued the shares. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.

Note 10 – Related Party Transactions

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

On June 9, 2022, the Company received $19,000 cash from a third party, and it was recorded as an advance from a related party. On April 1, 2023, the Company recognized the error and the amount owing to the related party was reclassified to convertible note related to a lender for $19,000 (see Note 7).

During the nine months ended September 30, 2023 and 2022, a related party advanced to the Company an amount of $305,000 and $584,484 for working capital propose, respectively.

During the nine months ended September 30, 2023, and 2022, a related party advanced to the Company an amount of $222,529 and $97,819 for operating expenses on behalf of the Company, respectively.

During the nine months ended September 30, 2023 and 2022, the Company repaid $0 and $55,720 owing to the loan, respectively.

During the nine months ended September 30, 2023 and 2022 the Company paid $133,500 and $92,000 consulting fee to an entity under common control of a related party and $122,500 and $59,500 commission to a related party.

On October 23, 2021, the Company entered into a consulting agreement with a related party. The consultant shall render to the Company, upon the request of any members of Board of Directors or the President of the Company, consulting services on matters relating to the business affairs of the Company. The agreement shall take effect of the date of agreement and shall terminate upon mutual agreement of the parties. The compensation of consultant is a number of Convertible Series C Preferred Shares which the Board of Directors of the Company may determine at its discretion. On November 1, 2022, the Company’s Board of Directors approved issuance of 1,200,000 shares of Convertible Series C Preferred Stock to consultant - related party for their past consulting services and continuing to July 2023. On September 5, 2023. the Company issued 1,200,000 shares of Convertible Series C Preferred Stock for consulting services rendered to the Company. The Company valued the 1,200,000 shares of Convertible Preferred Stock at $8,640,000.

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each two independent directors for their board services in support of the Company. As of September 30, 2023, the shares have not been issued, and the Company valued the 500,000 shares of common stock at market price on approval date and accrued $180,000.

As of September 30, 2023, and December 31, 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,407,681 and $899,153, respectively.

Note 11 – Commitments and Contingencies

The vendor in the transaction involving MFB is entitled to a ten (10%) percent royalty on gross sales of the MFB family of products.

Note 12 – Concentration

During nine months ended September 30, 2023 and 2022, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the nine months ended September 30, 2023, one customer represented 66% of our revenue compared to four customers representing 75 % of our revenue for the nine months ended September 30, 2022.

Purchases

During the nine months ended September 30, 2023, one supplier represented 96% of our purchase compared to one supplier representing 97% of our purchase for the nine months ended September 30, 2022.

Accounts receivable

As of September 30, 2023, one customer represented 100% of our accounts receivable. As of December 31, 2022, the Company did not record any accounts receivable.

Note 13 – Subsequent Events

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

Our audited financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

On April 13, 2022, the Company acquired Mighty Fire Breaker LLC ("MFB”), in exchange for 1,000,000 shares of Series C Convertible Preferred Stock. MFB was formed to hold intellectual property pertaining to the fire suppression segment of the environmental industry, which included patents and patents pending,

On April 13, 2022, The Company designated 5,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 shares of Series A Convertible Preferred Stock to CEO, Joshua Ralston, making Mr. Ralston the Shareholder with majority voting control.

Current Operations

Fully Integrated Services

We are a fully integrated technology company structured to provide mergers and acquisitions of new and available technology. Through our services, we incubate first-to-market products and help existing companies accelerate their product development within all regulatory requirements.

Corporate changes

On April 13, 2022, the Company acquired Mighty Fire Breaker LLC ("MFB”), in exchange for 1,000,000 shares of Series C Convertible Preferred Stock. MFB was formed to hold intellectual property pertaining to the fire suppression segment of the environmental industry, which included patents and patents pending,. MFB has 18 granted patents as well as 17 U.S. and worldwide patents pending centered around it’s CitroTech MFB 31 Technology for the prevention and spread of wildfires, mapping and tracking and other associated technologies.  Its core products can be used as vegetation and lumber treatments for fire prevention and is in development of uses for it’s green technologies. It has been widely tested and approved by three major US government agencies. When CitroTech is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them non-combustible. During the third quarter of 2022, MFB received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor as well as California Aquatic approval as non-toxic and non-hazardous. MFB continues to pursue additional accreditations, such as USDA Missoula Testing approval, for selling products to governmental entities. Currently, MFB is involved in installing large home and facility Proactive Wildfire Prevention Systems as well as providing it’s products to various entities for proactive wildfire defense spraying. MFB continues to pursue and do business with retail chains selling both DIY home systems and its CitroTech non-toxic non-hazardous chemistry. On October 2nd 2023 Mighty Fire Breaker LLC won the EPA Safer Choice Partner of the Year Award. The Company continues to work towards a revenue model and advancements in IP.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended September 30, 2023, which are included herein.

Our operating results for the three and nine months ended September 30, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the three months ended September 30, 2023 and the three months ended September 30, 2022

	Three Months Ended
	September 30,
	2023	2022	Change
Revenue	$174,710	$19,033	$155,677
Operating expenses	9,156,070	314,224	8,841,846
Other expense	1,760	76	1,684
Net loss	$(9,023,003)	$(297,065)	$8,997,523

Net loss	$(9,023,003)	$(297,065)	$(8,725,938)

Revenue

Our Company generated $174,710 and $19,033 revenue for the three months ended September 30, 2023 and 2022, respectively. The Company’s revenue is associated with revenue from MFB which acquired intellectual property to fire suppression in April 2022.

Operating Expenses

Operating expenses consisted of $189,508 cash paid for professional fees  and $146,562 for general and administrative expenses and non-cash stock-based compensation of $8,820,000 in the three months ended September 30, 2023. Whereas, for the three months ended September 30, 2022, we paid cash for professional fees of $111,783 and general and administrative expenses of $202,441 and had no stock-based compensation expenses.

The increase in operating expenses during the three-month period ended 2023,  is due to the valuations of preferred  and common stock issued to a consultant and directors of the Company, respectively, and using quoted closing common stock prices from the OTCMarkets.  The Company issued 1,200,000 shares of Preferred C stock, for professional fees to a related party consultant, which is valued as if they are fully converted to 24 million shares of common stock on issuance, and based on closing stock prices resulted in an accounting valuation of $8,640,000. The Company issued 250,000 shares of common stock to each of the two directors of the Company and using quoted stock values resulted in a non-cash compensation expense of $180,000.

Other Expenses

For the three months ended September 30, 2023 and 2022, the other expenses consisted of $1,760 and $76 interest related to convertible note payable, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $9,023,003, for the three months ended September 30, 2023, compared to a net loss of $297,065 for the corresponding three months ended September 30, 2022.

Results of Operations for the nine months ended September 30, 2023 and the nine months ended September 30, 2022

	Nine Months Ended
	September 30,
	2023	2022	Change
Revenue	$258,660	$60,501	$198,159
Operating expenses	9,930,183	2,717,531	7,212,652
Other expenses	2,519	76	2,443
Net loss from continuing operations	$(9,732,672)	$(2,658,904)	$7,467,643

Income from discontinued operations	-	13,016	(13,016)
Loss on disposition of digital currency and digital currency assets	-	(2,030)	2,030
Net income from discontinued operations, net of tax	$-	$10,986	$(10,986)

Net loss	$(9,732,672)	$(2,647,918)	$(7,084,754)

Revenue

Our Company generated $258,660 and $60,501 revenue for the nine months ended September 30,2023 and 2022, respectively. The Company’s revenue is associated with the commencement of revenue from MFB, which acquired intellectual property to fire suppression in April 2022.

Operating Expenses

Operating expenses consisted of $749,155 cash paid for professional fees  and $361,028 for general and administrative expenses and non-cash stock-based compensation of $8,966,850 in the nine months ended September 30, 2023. Whereas, for the nine months ended September 30, 2022, we paid cash for professional fees of $334,249 and general and administrative expenses of $283,282 and calculated $2,100,00 in stock-based compensation expenses.

The increase in operating expenses during the period ended 2023,  is due to the valuations of preferred  and common stock issued to a consultant and directors of the Company, respectively, and using quoted closing prices from the OTCMarkets.  The Company issued 1,200,000 shares of Preferred C stock, for professional fees to a related party consultant, which is valued as if it is fully converted to 24 million shares of Common stock on issuance, and based on closing prices, resulted in an accounting valuation of $8,640,000. The Company issued 250,000 common shares to each of the two directors of the Company using quoted values resulted in a non-cash stock-based compensation expense of $180,000.  The 2022 stock-based compensation expenses were associated with the issuance of 70,000,000 restricted common stock units as compensation.

Other Expenses

For the nine months ended September 30, 2023 and 2022, the other expenses consisted of $1,760 and $76 interest related to convertible note payable, respectively.

Discontinuing Operating Expenses

During the nine months ended September 30, 2022, loss on discontinued operations of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired.

During the nine months ended September 30, 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB operations.

Net Loss

As a result of the foregoing, we incurred a net loss of $9,732,672, for the nine months ended September 30, 2023, compared to a net loss of $2,647,918 for the corresponding nine months ended September 30, 2022.

Liquidity and Capital Resources

	September 30,	December 31,
	2023	2022	Change
Cash	$565,867	$55,434	$510,433

Current Assets	$947,683	$170,319	$777,364
Current Liabilities	$1,722,087	$1,060,918	$661,169
Working Capital (Deficiency)	$(774,404)	$(890,599)	$116,195

The increase in working capital in 2023 was primarily the result of an increase in cash of $510,433, accounts receivable of $182,308, inventory of $70,033 and prepaid expenses of $14,590 offset by an increase due to related party of $508,528, promissory note of $120,000, convertible note of $19,000.

As of September 30, 2023, and December 31, 2022, the current assets consisted primarily of cash of $565,867 and $55,434, inventory of $184,678 and $114,645, accounts receivable of $182,308 and $0, and prepaid expenses of $14,830 and 240, respectively.

As of September 30, 2023, and December 31, 2022, the current liabilities consisted of accounts payable and accrued liabilities of $62,156 and $87,398, due to related party of $1,407,681 and $899,153, convertible note of $54,000 and $35,000, promissory note of $120,000 and $0 and current portion of operating lease liability of $78,250 and $39,367, respectively.

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022
Cash used in operating activities	$(819,936)	$(506,731)
Cash used in Investing Activities	$(2,231)	$(5,350)
Cash provided by financing activities	$1,332,600	$563,764
Net Change in Cash	$510,433	$51,683

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2023, net cash flows used in operating activities was $819,936, consisting of a net loss of $9,732,672, reduced by stock-based compensation of $8,966,850, non-cash lease expenses of $52,058, depreciation $871 and increased by changes in operating assets and liabilities of $107,043.

For the nine months ended September 30, 2022, net cash flows used in operating activities was $506,731, consisting of a net loss of $2,647,918, reduced by management compensation of $2,100,000 associated with the issuance of 70,000,000 shares of common stock as compensation, loss on disposition of digital currency and digital currency assets of $2,030, impairment loss on digital assets of $6,125, depreciation of $15,326, non-cash lease expenses of $29,647 and increased by changes in operating assets and liabilities of $11,941.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 202, the cash flows used in investing activities were $2,231 and $5,350, which was related to the purchase of equipment, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $305,000 received from a related party, $907,600 from preferred stock subscriptions and $120,000 from promissory note.

For the nine months ended September 30, 2022 net cash provided by financing activities consisted of $584,484 received from a related party, $35,000 from convertible note and $55,720 repaid to a related party.

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

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Enterprise Ventures, Inc.
(Registrant)

Dated: November 15, 2023	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

