Form 10-K
period 2023-12-31
General Enterprise Ventures, Inc.
filed 2024-04-15
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(800) 401-4535

Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value.

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

At June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,500,000 based on the closing sale price of the registrant’s common stock on June 30, 2023 of $0.4425 per share.

The total number of shares of registrant’s common stock outstanding as of April 2, 2024, was 36,302,150.

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

PART I

Item 1. Business.

General Enterprise Ventures, Inc., (“GEVI,” “we,” “us,” or the “Company”) was originally incorporated in Nevada on March 14, 1990. Our offices are located at 1740H Del Range Blvd., Suite 166, Cheyenne, Wyoming 82009. Our telephone number is (800) 401-4535. Our website is www.generalenterpriseventures.com and www.mightyfirebreaker.com.

We do not incorporate the information on or accessible through our website into this Registration Statement, and you should not consider any information on, or that can be accessed through, our website a part of this Registration Statement.

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States and international markets. Management is experienced at business integration and branding potential. The Company is bringing to the marketplace unique, disruptive products with significant environmental impact potential.

We operate one line of business. The Company acquired Mighty Fire Breaker, LLC on April 13, 2022, and formed Mighty Fire Breaker UK Ltd. on November 14, 2022 (collectively, “MFB”). MFB owns 39 patents and patents pending for environmentally sustainable flame retardant and flame suppression industry. MFB’s products are currently being sold to fire departments in the State of California.

Our management is comprised of three individuals, Joshua Ralston, who acts as our President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors, John Costa who serves on the Board of Directors, and Jeffery Pomerantz, who serves on the Board of Directors. It should also be noted that Mr. Ralston has sufficient voting power through his ownership of Series A Preferred Stock with super voting rights to control the vote on substantially all corporate matters.

Corporate History

Ultronics Corporation (the “UC”) was incorporated under the laws of the State of Nevada on March 14, 1990. UC never had operations and was formed to investigate potential companies that would be interested in merging with it.

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

On November 6, 2009, the Company entered into a Stock Purchase Agreement (“CLW Agreement”) with United States Environmental Response, LLC, a California limited liability company pursuant to which the Company purchased all of the issued and outstanding capital stock of California Living Waters, Incorporated (“CLW”), a privately held company.  CLW owned all of the issued and outstanding capital stock of Santa Clara Waste Water Company (“SCWW”) a California corporation. CLW's only operating subsidiary was SCWW.

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

Change of Control

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 Preferred A shares to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder

Series C Preferred Stock

On April 13, 2022, The Company designated 5,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”), par value $0.0001. The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

Corporate changes

On April 13, 2022, the Company acquired Mighty Fire Breaker, LLC, an Ohio Limited Liability company (“MFB”) and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 56 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention. It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible. During the third quarter of 2022 the company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor. It continues to pursue additional accreditations such Missoula Testing approval for selling products to the government. Currently the Company’s subsidiary Mighty Fire Breaker LLC Ohio is involved in installing large home and facility Proactive Wildfire Prevention Systems.

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

Effective November 20, 2022, the Company. formed a UK branch of MFB, named Mighty Fire Breaker UK Limited. The new subsidiary, headquartered in the United Kingdom, will be used to direct the sales of the Mighty Fire Breaker line of products and technologies in Europe, the Middle East and Africa.

Current operations

Principal products, services and markets

The Company’s subsidiary MFB holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire retardant dispersion and fire inhibition chemistry and technology. The Company and MFB have obtained multiple certification  and accreditations in this industry, such as being the only EPA Safer Choice approved, long-term fire retardant, UL GreenGaurd Gold, California Bioassay water approval, LENS, and in the process of USDA approval.

The fire retardant market is forecast to be $13 billion dollars globally by 2025. MFB markets home, industrial and commercial proactive fire defense systems directly and in conjunction with large insurance companies, sells EPA products through various retailers and directly to large users such as Fire Departments and other countries.

Distribution methods

MFB ships directly from its Rohnert Park, California facility, can drop ship large volume orders through toll blenders and has product available at 12 regional retailers for smaller consumers.

Status of publicly announced product or service

To date, all publicly announced orders have been shipped and delivered, including the San Diego Fire Department, Brazil, various retailers and system installers.

Competitive business conditions and the Company’s competitive position in the industry

The fire retardant market has been status quo for many years without significant innovation. Typically, the market is regarded as having products that are not known for their environmental safety or sustainability, and are generally considered as not friendly toward humans, wildlife, fish, water, and plants. MFB’s CitroTech is the first all-green, food grade EPA approved fire retardant. MFB’s products are sold at substantial margins and can be competitive in many markets. The need for safer and sustainable chemistry should drive demand for MFB’s products.

Sources and availability of raw materials

MFB’s products are food grade and readily available from multiple sources. Significant inventory is kept on hand at all times.

Dependence on one or a few customers

Use of fire retardant is spread widely over multiple markets. There is little likelihood that as the popularity of a green chemistry spreads that there will be a business concentration, until USDA approval is obtained, at which point the U.S. government could be could a significant customer.

Patents, trademarks and licenses and their duration

MFB currently holds 56 total patents and patents pending with 30 patents granted, including U.S. and international patents. The granted patents include MFB’s main chemistry and applications include technology patents. MFB has 21 trademarks and various copyrights, both in the United State and internationally. Granted patent offer up to 20 years from the application filing date infringement protection with additional continuation patents frequently filed. Plans are to file additional patents stemming from our research and development endeavors.

Need for government approval of principal products or services.

Use of MFB’s product on government land typically requires USDA approval which MFB is in the midst of.  In many case entities such as Fire Departments can request a waiver.  We have already sold to customers under the waiver process.  MFB’s EPA approval helps with this process.

Effect of existing or probably government regulations on the business

MFB is ahead of the regulations that have been proposed by the U.S. government by already having EPA approval. MFB tracks all proposed regulatory changes and makes commercially reasonable efforts to comply in advance. MFB maintains an advisory board of retired high level fire officials that watch such changes for the Company. MFB also retains experienced legal counsel in this regard.

Cost and effects of compliance with environmental laws

All expenses for the USDA application and the EPA application and subsequent approval have been paid. MFB’s products are green and EPA approved, making the only significant maintenance cost the USDA QPL approval and EPA annual testing.

Employees

The Company currently employees, 8 people full-time and hosts several consultants, attorneys, and independent contractors that all perform tasks on behalf of the company.

Item 1A. Risk Factors.

Risks Relating to Our Business

Our results could be materially and adversely affected by the impact of the COVID-19 pandemic.

A pandemic similar to COVID-19 could materially and adversely impact our business, including as a result of the loss of adequate labor, whether as a result of high absenteeism or challenges in recruiting and retention or otherwise, prolonged closures, or series of temporary closures, of one or more fulfillment centers as a result of a COVID-19 type of outbreak, a government order or otherwise, or supply chain or carrier interruptions or delays. Further, a COVID-19 type pandemic could have a negative impact on economic conditions, which may adversely impact consumer demand for our products, which may have a material adverse effect on our business, financial condition, and operating results. To the extent any of these events occur, our business, financial condition, and operating results could be materially and adversely affected. The extent to which a COVID-19 type pandemic impacts our business will depend on future developments not within our control, including the duration and severity of a COVID-19 type pandemic and surges, the timing of widespread availability of a vaccine in the United States, the length of time restrictions stay in effect and for economic and operating conditions to return to pre-pandemic levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain. The unavailability and incapacity of Mr. Ralston, Mr. Costa and Mr. Pomerantz, our executive officers and directors, due to a COVID-19 type pandemic would have a material adverse effect of our business.

Because we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation in March of 1990, we have not generated enough revenues to exceed our expenses. We acquired Mighty Fire Breaker, LLC in April 2022 and entered the fire retardant and fire suppression industry. As a result of us recently entering into these business lines, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in new business lines. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such a plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

We do not currently have sufficient cash flow to maintain our business.

We do not currently have enough cash flow to operate our business. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations and expand our products to new markets. At present, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Our management has limited experience operating a public company and is subject to the risks commonly encountered by early-stage companies.

Although our management has experience in operating small companies, our current management has not managed expansion while being a public company. Many investors may treat us as an early-stage company. Also, our management has not overseen a company with considerable growth. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets.

We depend heavily on key personnel.

We believe our success depends heavily on the continued active participation of our current executive officers. If we were to lose our executive officers’ services, the loss could have a material adverse effect on our business, financial condition, or operation results. Also, to achieve our future growth plans, we will need to recruit, hire, train, and retain other highly qualified technical and managerial personnel. Competition for qualified employees is intense, and if we cannot attract, retain and motivate these additional employees, their absence could have a materially adverse effect on our business, financial condition, or results of operations.

Increased operating costs and obstacles to cost recovery due to the pricing and cancelation terms of our raw materials and support services contracts may constrain our ability to make a profit.

Our profitability can be adversely affected to the extent we are faced with cost increases for raw materials, wages, other labor-related expenses, especially when we cannot recover such increased costs through increases in the prices for our products and services. In some cases, we will have to absorb any cost increases, which may adversely impact our operating results.

Governmental regulations relating to environmental products may subject us to significant liability.

The regulations relating to each of product segments are numerous and complex. A variety of rules and regulations at various governmental levels relating to the handling, preparation, and serving of environmental products. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to environmental safety is very high. Additional or amended rules and regulations in this area may significantly increase the cost of compliance or expose us to liabilities.

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions, or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, or debarments from government contracts. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and operations results. Also, governmental units may make changes in the regulatory frameworks within which we operate that may require either the Company as a whole or individual businesses to incur substantial increases in costs to comply with such laws and regulations.

If we do not have sufficient product liability insurance, we may be subject to claims that are in excess of our net worth.

Before we market any product, we will need to purchase significant product liability insurance. However, in the event of major claims from the use of our products, it is possible that our product liability insurance will not be sufficient to cover claims against us. We cannot assure you that we will not face liability arising out of the use of our products which is significantly in excess of the limits of our product liability insurance. In such event, if we do not have the funds or access to the funds necessary to satisfy such liability, we may be unable to continue in business.

If our relationship with key business suppliers and distributors were to be disrupted, we could experience disruptions to our operations and cost structure.

If critical suppliers to our business were disrupted, it would affect our ability to source necessary raw materials needed to produce our products. If our relationship with any of these key suppliers or distributors were disrupted, if it was not already arranged, we would have to source and engage alternative suppliers and distributors. This disruption could affect our operations and cost structure.

Risks Related to Mighty Fire Breaker

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of our business depends, in part, upon the continued popularity of our concepts, and shifts in these consumer preferences could negatively affect our future profitability.

Negative publicity over certain environmental products may adversely affect demand for our products and could result in a decrease in our revenues, which could materially harm our business. Additionally, our success depends, in part, on a builder preference for our products and to an extent on numerous factors affecting operational budgeting, including economic conditions and customer confidence.

A decline in operational budgeting or economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results, or cash flow. We may be required to disclose third-party products we sell due to federal regulations, which may affect customer confidence.

We may become subject to potential claims for product liability.

Our business could expose us to claims for personal injury from contamination of our products. We believe that our products’ quality is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it considers to be sufficient to cover claims made above its product liability insurance limits. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its current business operations, it is possible that such claims will arise in the future, and the Company’s policies may not be sufficient to pay for such claims.

Increases in prices of commodities needed to manufacture our product could adversely affect profitability.

The ingredients and materials needed to manufacture and package our products are subject to the commodities markets’ normal price fluctuations. Any increase in the price of those ingredients and materials that cannot be passed along to the consumer will adversely affect our profitability. Any prolonged or permanent increase in the cost of the raw ingredients to manufacture our products may in the long term make it more difficult for us to earn a profit.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has cloud based security, and their computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers.

Item 2. Properties.

Our Company owns no real property. Our principal office is located at 2170 Allentown Rd, Lima, OH 45808 which is commercial space under on one year lease agreement at $500 per month In addition, the Company leases commercial space for retail and warehousing at 5050 Commerce Blvd., Rohnert Park, CA 90928, which is under a two year lease agreement at $5,200 per month.

Item 3. Legal Proceedings.

Currently, there are no legal proceedings pending or threatened against us. We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

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

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.50	$0.15
Second Quarter	$0.50	$0.17
Third Quarter	$1.11	$0.40
Fourth Quarter	$0.98	$0.42

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$0.180	$0.049
Second Quarter	$0.235	$0.175
Third Quarter	$0.210	$0.125
Fourth Quarter	$0.580	$0.208

Security Holders

As of April 2,2024, we estimate there were approximately 721 holders of record and 36,302,150 shares of our Common Stock were issued and outstanding.

Dividend Policy

We have not paid any dividends on our common stock since inception and we currently expect that, in the foreseeable future, all earnings (if any) will be retained for the development of our business and no dividends will be declared or paid on our common stock. Any future dividends on our common stock will be subject to the discretion of our board of directors and will depend upon, among other things, our earnings (if any), operating results, financial condition and capital requirements, general business conditions and other pertinent facts.

Recent Sales of Unregistered Securities

During the past two years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act:

Between September 27, 2023, and February 13, 2024, we issued 471,832 shares of Siers C Convertible Preferred Stock. The following table summarizes the offering, including the number of shares sold and the amount raised. The proceeds were used for general working capital and operational purposes, including Legal Fees, Accounting and Audit Fees, testing and certification, and preparation to launch product offerings.

Purchaser	Series C Preferred Shares Issued	Amount Raised

Peter Zilahy	25,000	$100,000.00
Alta Investments LLC	20,833	$49,999.20
Robert Dailey	41,666	$99,998.40
FEC Investments LLC	75,000	$300,000.00
East Shore Industries LLC	12,500	$50,000.00
Gerald Yanowitz	14,000	$33,600.00
Joel Yanowitz and Amy Metzenbaum Revocable Trust	40,000	$96,000.00
Super Eight Capital Holding Ltd.	7,000	$28,000.00
Loma LLC	12,500	$50,000.00
Hunts Road LLC	25,000	$100,000.00
Alta Investments LLC	37,500	$90,000.00
Super Eight Capital Holding Ltd.	8,333	$19,999.20
Michael Feigin	20,000	$0.00
Noonan 2006 Revocable Trust	100,000	$300,000.00
Jeffrey P. Bash	12,500	$75,000.00
JBCG Enterprises LLC	20,000	$0.00

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Issuer Purchases of Equity Securities

None.

Use of proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this Annual Report.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report, except as required by U.S. federal securities laws.

Overview

The Company’s U.S. subsidiary, Mighty Fire Breaker LLC (“MFB”) is currently engaged in developing solutions to support the resolution of the insurance crisis in the western United States by use of it’s EPA approved CitroTech products. MFB has developed and patented addition intellectual property in this regard, such as a system for commercial properties and homes that puts fire inhibiting buffer zone around a property blocking blown in embers from igniting. The technology continues to work dry which unlike other products allows for early deployment and evacuation of people. It also has developed a job site trailer allowing for the fire protection of the property during the construction phase and the fire hardening of the inner construction and installation of our patented system during that phase. Hopefully allow the owner to get insurance to start the project. The company also is continuing its USDA approval process. It has sold products to various fire departments and continues to demonstrate market its products.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023, and 2022, which are included herein.

Our results of operations for the years ended December 31, 2023, and 2022 are summarized below:

	Years Ended
	December 31,
	2023	2022	Change
Revenue	$520,645	$62,732	$457,913
Operating expenses	10,237,828	2,979,398	7,258,430
Other expenses	4,328	255	4,073
Net loss from continuing operations	$(9,855,019)	$(2,918,814)	$7,847,958

Income from discontinued operations	-	13,016	(13,016)
Loss on disposition of digital currency and digital currency assets	-	(2,030)	2,030
Net income from discontinued operations, net of tax	$-	$10,986	$(10,986)

Net loss	$(9,855,019)	$(2,907,828)	$(6,947,191)

Revenue

Our Company generated $520,645 and $67,732 revenue for the years ended December 31, 2023, and 2022, respectively. The Company’s revenue is associated with revenue from Mighty Fire Breaker, LLC (“MFB”) which was acquired in April 2022.

Operating Expenses

For the year ended 31, 2023, the operating expenses consisted of stock-based management compensation of $180,000, professional fees - related party of $8,640,000, professional fees of $932,352, marketing expenses of $148,289 and general and administrative expenses of $337,187, compared to management compensation of $2,100,000, professional fees of $500,875, marketing expenses of $96,553 and general and administrative of $281,970 in the year ended December 31, 2022.

During the year ended December 31, 2022, the Company recorded management compensation of $2,100,000 related to Chief Executive Officer (CEO) for 70,000,000 restricted stock awards (the holder of the restricted stock shall be entitled to vote but is not entitled to dividends or disposal).

During the year ended December 31, 2023, the Company issued 1,200,000 shares of Convertible Series C Preferred Stock to a related party for consulting services rendered to the Company from October 2021 through July 2023. The Company valued the 1,200,000 shares of Convertible Preferred Stock, as if converted to 24,000,000 shares of common stock, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulting in a value of $8,640,000.

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. As of December 31, 2023, the Company has not issued the shares. During the year ended December 31,2023, the Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.

Other expenses

For the years ended December 31, 2023, and 2022, the other expenses consisted of interest expense of  $4,328 and $255 related to convertible notes and loan payable to lenders.

Discontinuing Operating Income (Expenses)

During the year ended December 31, 2022, loss on discontinued operations of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency, against a note payable issued as consideration for the equipment when it was previously acquired.

During the year ended December 31, 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition.

Net Loss

As a result of the foregoing, we incurred a net loss of $9,855,019, for the year ended December 31, 2023, compared to a net loss of $2,907,828 for the corresponding year ended December 31, 2022.

Liquidity and Capital Resources

	December 31,	December 31,
	2023	2022	Change
Cash	$549,755	$55,434	$494,321

Current Assets	$1,218,056	$170,319	$1,047,737
Current Liabilities	$1,617,785	$1,060,918	$556,867
Working Capital (Deficiency)	$(399,729)	$(890,599)	$490,870

The decrease in working capital deficiency in 2023, was primarily the result of an increases in cash of $494,321, inventory of $115,552, accounts receivable of $427,433 and prepaid expenses of $10,431 offset by an increase in due to related parties of $409,924, promissory note of $120,000, convertible note of $19,000 and current portion of operating lease liability of $40,769 and a reduce in accounts payable and accrued liabilities of $76,657.

As of December 31, 2023, and 2022, the current assets consisted of cash of $549,755 and $55,434, inventory of $230,197 and $114,645, accounts receivable of $427,433 and $0, and prepaid expenses of $10,671 and 240, respectively.

As of December 31, 2023, and 2022, the current liabilities consisted of accounts payable and accrued liabilities of $54,572 and $87.398, due to related parties of $1,309,077 and $899,153, promissory note of $120,000 and $0, convertible note of $54,000 and $35,000, and current portion of operating lease liability of $80,136 and $39,367, respectively.

Cash Flows

	Years Ended
	December 31,
	2023	2022
Cash used in operating activities	$(1,211,764)	$(708,450)
Cash used in investing activities	$(4,015)	$(5,349)
Cash provided by financing activities	$1,710,100	$763,764
Net Change in Cash	$494,321	$49,965

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities was $1,211,764, consisting of a net loss of $9,855,019, reduced by stock-based compensation of $8,966,850, non-cash lease expenses of $71,349, depreciation of $1,263 and increased by changes in operating assets and liabilities of $396,207.

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

Cash Flows from Investing Activities

For the years ended December 31, 2023, and 2022, the cash flows used in investing activities were $4,015 and $5,350, which was related to the purchase of equipment and reduced by $0 and $1 share capital of Mighty Fire Breaker UK Limited (MFB). respectively.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $1,710,100, consisting of $307,500 received from a related party, $907,600 from issuance Convertible Series C Preferred Stock, $500,000 from stock subscriptions, $120,000 from promissory note and repayments of $125,000 to related party.

For the year ended December 31, 2022, net cash provided by financing activities was $763,764, consisting of $784,484 received from related parties, $35,000 from convertible note and repayments of $55,720 to related party.

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

Our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition
●	Incremental borrowing rate for Right of Use Assets
●	Share based compensation

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally of products used for lumber products for fire prevention. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the products transfer from the Company to the customer. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.

Incremental borrowing rate for Right of Use Assets

As the Company’s operating leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate. The assessment of the Company’s incremental borrowing rate involves judgment regarding the cost of borrowing funds on a collateralized basis over a similar term and in a similar economic environment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” this item is not required.

Item 8. Financial Statements and Supplementary Data.

General Enterprise Ventures, Inc.

Index to Audited Consolidated Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
General Enterprises Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of General Enterprises Ventures, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses during the year ended December 31, 2023. As of December 31, 2023, the Company had a working capital deficit.  Accordingly, these factors give rise to substantial doubt that the Company will be able to continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

The engagement team determined that the Company’s intangible assets and related impairment met the criteria to be considered a critical audit matter because the intangible assets comprised a material portion of the Company’s total assets, and they require a significant amount of judgment to estimate the carrying value and ensure the intangible assets are not impaired, and those assets are expected to contribute to the Company’s ability generate future profit. In order to the address this critical audit matter, we first gained an understanding of how management values these assets and reperformed the valuation on those assets, and considered the reasonableness of the inputs that management is using for their valuation.

The engagement team determined that the preferred stock, especially those with conversion features, met the criteria of a critical audit matter because it is substantial relative to the Company’s shareholders’ equity, and determining their valuation and allocation requires the engagement team to identify and understand the attributes of the securities, understand how those attributes go towards determining the value of those securities.  Additionally, the disclosure regarding these securities are extensive and quite complex.  The engagement team addressed the critical audit matters by gaining an understanding of management’s valuation, allocation, recognition and approach towards disclosure, and then vouched certain details of those securities and reperformed the valuation and allocation of such preferred stock to determine if management had properly accounted for those securities.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2018.

San Mateo, California

April 15, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of General Enterprise Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of General Enterprise Ventures, Inc. as of December 31, 2022, the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2022 to 2023

Lakewood, CO

March 31, 2023

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$549,755	$55,434
Prepaid expenses	10,671	240
Accounts receivable	427,433	-
Inventory	230,197	114,645
Total Current Assets	1,218,056	170,319

Intangible assets	3,948,106	4,195,353
Operating lease right-of-use asset	129,683	39,367
Equipment, net	7,299	4,547
Total Assets	$5,303,144	$4,409,586

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$54,572	$87,398
Promissory note	120,000	-
Convertible note payable	54,000	35,000
Due to related parties	1,309,077	899,153
Operating lease liability - current portion	80,136	39,367
Total Current Liabilities	1,617,785	1,060,918

Operating lease liability – noncurrent	50,047	-

Total Liabilities	1,667,832	1,060,918

Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock, par value $0.0001, authorized 10,000,000 shares,
10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, authorized 5,000,000 shares,
2,273,499 and 950,000 shares issued and outstanding, respectively	227	95
Common Stock par value $0.0001, authorized 1,000,000,000 shares,
97,545,388 and 93,945,388 shares issued and outstanding, respectively	9,755	9,395
Additional paid-in capital	72,427,996	62,719,578
Common Stock to be issued - 500,000 shares	180,000	-
Subscription received – 183,333 shares of Series C Convertible Preferred stock to be issued	500,000	-
Accumulated deficit	(69,483,666)	(59,381,400)
Total Stockholders' Equity	3,635,312	3,348,668
Total Liabilities and Stockholders' Equity	$5,303,144	$4,409,586

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2023	2022

Revenue	$520,645	$62,732
Cost of revenue	133,508	1,893
Gross Profit	387,137	60,839

Operating Expenses
General and administration	584,434	281,970
Marketing	148,289	96,553
Management compensation	180,000	2,100,000
Professional fees- related party	8,640,000	-
Professional fees	932,352	500,875
Total operating expenses	10,485,075	2,979,398

Loss from Operations	(10,097,938)	(2,918,559)

Other Income (Expense)
Interest expense	(4,328)	(255)
Total other income (expense)	(4,328)	(255)

Loss from continuing operations before taxes	(10,102,266)	(2,918,814)

Provision for income taxes	-	-
Loss from continuing operations	$(10,102,266)	$(2,918,814)

Discontinued operations:
Income from discontinued operations	$-	$13,016
Loss on disposition of digital currency and digital currency assets	-	(2,030)
Income (Loss) from discontinued operations, net of tax	$-	$10,986

Net Loss	$(10,102,266)	$(2,907,828)
Comprehensive loss	(10,102,266)	(2,907,828)

Loss from continuing operations per Common Share – Basic and diluted	$(0.10)	$(0.05)
Income from discontinuing operations per Common Share– Basic and diluted	$-	$0.00
Net loss per common share - Basic and diluted	$(0.10)	$(0.05)

Loss from continuing operations Per Common Share – Diluted	$-	$(0.04)
Income (Loss) from discontinuing operations Per Common Share– Diluted	$-	$0.00
Net loss per common share - Diluted	$-	$(0.04)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	96,663,470	62,254,977
Diluted Weighted Average Number of Common Shares Outstanding	96,663,470	75,274,155

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

	Series A		Series C				Additional	Preferred	Common		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Stock	Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued	be issued	Deficit	Equity (Deficit)

Balance - December 31, 2021	10,000,000	$1,000	-	$-	22,945,388	$2,295	$56,417,418	$-	$-	$(56,473,572)	$(52,859)
								-	-
Debt forgiveness - former related party	-	-			-	-	9,355	-	-	-	9,355
Shares issued for acquisition of Mighty Fire Breakers	-	-	1,000,000	100	-	-	4,199,900	-	-	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(5)	1,000,000	100	(95)	-	-	-	-
Stock based compensation	-	-	-	-	70,000,000	7,000	2,093,000	-	-	-	2,100,000
Net loss	-	-	-	-	-	-	-	-		(2,907,828)	(2,907,828)
Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	9,395	62,719,578	-	-	(59,381,400)	3,348,668.0

Subscription received – Series C Preferred stock to be issued	-	-	-	-	-	-	-	500,000	-	-	500,000
Common stock to be issued - management	-	-	-	-	-	-	-	-	180,000	-	180,000
Issuance Series C Preferred Stock in cash	-	-	273,499	27	-	-	907,573	-	-	-	907,600
Common stock issued for services	-	-	-	-	600,000	60	146,790	-	-	-	146,850
Conversion of Convertible Series C Preferred Stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	(285)	-	-	-	-
Issuance Series C Preferred Stock for services -related party	-	-	1,200,000	120	-	-	8,639,880	-	-	-	8,640,000
Contribution inventory - related party	-	-	-	-	-	-	14,460	-	-	-	14,460
Net loss	-	-	-	-	-	-	-	-	-	(10,102,266)	(10,102,266)
Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$72,427,996	$500,000	$180,000	$(69,483,666)	$3,635,312

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(10,102,266)	$(2,907,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,966,850	2,100,000
Loss on disposition of digital currency and digital currency assets	-	2,029
Impairment loss on digital assets	-	6,125
Non-cash lease expenses	71,349	44,647
Depreciation and amortization	248,510	15,862
Changes in operating assets and liabilities:
Accounts receivable	(427,433)	-
Inventory	(115,552)	(114,645)
Contribution inventory - related party	14,460	-
Digital currency	-	374
Prepaid expense	(10,431)	(240)
Related party advances funding operating expense	246,425	108,569
Accounts payable and accrued liabilities	(32,827)	76,657
Operating lease liabilities	(70,849)	(40,000)
Net Cash used in Operating Activities	(1,211,764)	(708,450)

Cash Flows from Investing Activities:
Purchase of equipment	(4,015)	(5,350)
Share capital - Mighty Fire Breaker UK Limited	-	1
Net Cash used in Investing Activities	(4,015)	(5,349)

Cash Flows from Financing Activities:
Proceed from convertible note	-	35,000
Proceeds from loan - related party	307,500	784,484
Repayment of loan- related party	(125,000)	(55,720)
Proceed from issuance Series C Preferred Stock	907,600	-
Proceed from stock subscription	500,000	-
Proceeds from promissory note	120,000	-
Net Cash provided by Financing Activities	1,710,100	763,764

Change in cash	494,321	49,965
Cash, beginning of period	55,434	5,469
Cash, end of period	$549,755	$55,434

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$146,850	$70,000
Issuance of Series C Convertible Preferred stock for acquisition of Mighty Fire Breaker	$-	$4,200,000
Common stock issued upon conversion of Series C Convertible Preferred stock	$300	$1,000
Debt forgiveness - related party	$-	$9,355
Reclassification of due to related party to convertible note	$19,000	$-
Contribution inventory - related party	$14,460	$-
Issuance Series C Convertible Preferred stock for services - related party	$8,640,000	$-
Right -of-use assets obtained in exchange for new operating lease liabilities	$161,665	$-

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. SAH is an early-stage company in the home essentials technology space and owns a provisional patent for safe and secure night light. SAH is controlled by the Company’s former Chief Executive Officer. Effective October 19,2021 Strategic Asset Holdings, LLC., was divested completely as a wholly owned subsidiary of General Enterprise Ventures, Inc.

On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

On April 13,2022 General Enterprise Ventures, Inc. acquired Mighty Fire Breaker, LLC, an Ohio Limited Liability company (“MFB”) and all associated IP, in exchange for 1,000,000 Preferred C Shares and a 10% royalty on the gross sales before taxes of products sold under the MFB family of products. MFB has 19 patents centered around its CitroTech MFB 31 Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech Science is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them noncombustible. During the third quarter of 2022 the company received EPA Safer Choice status and UL Green-Guard Gold approval on its Citro-Tech fire inhibitor.  It continues to pursue additional accreditations such Missoula Testing approval for selling products to the government.

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

Change of Control

On April 14, 2021, Jan Ralston acquired 10,000,000 Series A Convertible Preferred Stock from our former Chief Executive Officer, in a private transaction. The transaction constituted a change of control in the Company, due to the preferred shares super voting and conversion rights, entitling the holder to one thousand (1,000) shares and votes of common stock for every one (1) share of Series A Convertible Preferred Stock owned.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at December 31, 2023 and 2022. The Company had cash of $549,755 and $55,434 at December 31, 2023 and 2022, respectively.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of December 31, 2023, and 2022, the Company held inventories of $230,197and $114,645, respectively.

During the years ended December 31, 2023, and 2022, the Company recorded cost of goods sold of $133,508 and $1,893 associated with the cost of inventories sold, respectively. The Company did not write-off any inventories as unsalable during the years ended December 31, 2023, and 2022.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. During the years ended December 31,2023 and 2022, the Company had no allowance for doubtful accounts.

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

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the income.

Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Digital Assets

We account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within other income (expense) on the statements of operations and comprehensive loss in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets held within other income (expense). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

During the year ended December 31, 2022, the Company recorded an impairment loss of $6,125 associated with market value of digital currencies in excess of the Company’s cost basis. As of December 31, 2022, the Company has divested all of its digital currency holdings and the impairment loss has been recorded within the Company’s income from discontinued operations.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the consolidated balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

As of December 31,2023, and 2022, the Company’s lease agreement is accounted for as operating leases.

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

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Revenue

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

(i)	Identify the contract, or contracts, with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

For the year ended December 31, 2023, our revenues currently consist of products used for lumber products for fire prevention. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the products transfer from the Company to the customer.

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

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2023	2022
	Shares	Shares
Convertible notes	300,000	194,444
Convertible Series C Preferred Stock	25,957,712	650,959
Convertible Series A Preferred Stock(1)	10,000,000,000	10,000,000,000
	26,257,712	845,403

(1) Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 11).

For the years ended December 31, 2023 and 2022 the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Years Ended
	December 31,
	2023	2022
Numerator:
Net Loss	$(9,855,019)	$(2,907,828)
Net Loss - diluted	$(9,855,019)	$(2,907,828)

Denominator:
Weighted average common shares outstanding	96,663,470	62,254,977
Effect of dilutive shares
Convertible notes	273,683	69,954
Preferred stock	10,025,957,712	10,013,019,178
Diluted	10,122,894,865	10,075,344,109

Net loss per common share:
Basic	$(0.10)	$(0.05)
Diluted	$(0.00)	$(0.00)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 3 – Acquisition

On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”) pertaining to the fire suppression segment of the environmental industry, including patents and patents pending. On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products.

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

The following table summarizes the consideration paid for MFB and the amounts of the assets acquired, and liabilities assumed at the acquisition date of April 13, 2022:

Consideration:
Convertible Series C Preferred stock	$4,200,000

Assets acquired and liabilities assumed:
Intangible assets	$4,195,353
Operating lease right-of-use assets	81,967
Operating lease liabilities	(77,320)

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

The following is a summary of the assets and liabilities of the Company’s crypto mining operations as of April 1, 2022:

April 1,
2022
Digital currency	26,825
Digital currency equipment, net	276,379
Total assets from discontinued operations	$303,204

Due to related party	301,175
Total liabilities from discontinued operations	$301,175

The following is a summary of discontinued operations for the period ended April 1,2022:

April 1,
2022
Revenue	$46,976
Cost of revenue	27,835
Gross Profit	19,141

Operating expenses:
Impairment loss	6,125
Total operating expenses	6,125

Income from discontinued operations	$13,016

Note 5 – Equipment, net

At December 31, 2023 and 2022, equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Cost:
Furniture and equipment	$9,365	$5,350
Less: accumulated depreciation	(2,066)	(803)
Property and equipment, net	$7,299	$4,547

During the years ended December 31, 2023 and 2022, the Company recorded depreciation of $1,263 and $15,862, respectively.

Note 6 – Intangible Assets, net

The Company has capitalized the costs associated with acquiring the intellectual property of MFB (see Note 3) at a value of $4,195,353 as of December 31, 2023, and 2022, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the year ended December 31, 2023, no additional costs met the criteria for capitalization as an intangible asset.

As of December 31, 2023 and 2022,finite lived intangible assets consisted of the following:

	December 31	December 31
	2023	2022
Patents	$4,195,353	$4,195,353
Accumulated amortization	(247,247)	-
Intangible assets, net	$3,948,106	$4,195,353

Estimated future amortization expense for finite lived intangibles are as follows:

Year Ended December 31,
2024	$247,931
2025	247,931
2026	247,931
2027	247,931
2028	247,931
Thereafter	2,708,451
$3,948,106

As of December 31, 2023, the weighted-average useful life is 16.11 years.

During the year ended December 31, 2023 and 2022, the amortization expense was $247,247 and $0, respectively. The Company commenced with amortization during 2023, when we started operations using the acquired assets.

Note 7 – Lease

In March 2022, the Company has entered into an operating lease for the office, with the term of 18 months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of December 31, 2023, and 2022:

	Years Ended
	December 31,
	2023	2022
The components of lease expense were as follows:
Operating lease cost	$70,830	$40,000

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$79,528	$40,000
Right -of-use assets obtained upon acquisition	$161,665	$81,967

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease right-of-use asset	$129,683	$39,367

	December 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$80,136	$39,367
Non-current portion	50,047	-
	$130,183	$39,367

Weighted-average remaining lease term - operating leases (year)	1.58	0.67
Weighted-average discount rate — operating leases	6.5%	5.5%

The following table outlines maturities of our lease liabilities as of December 31, 2023:

2024	$85,792
2025	50,862
Thereafter	-
136,654
Less: Imputed interest	(6,471)
Operating lease liabilities	$130,183

Note 8 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share.  As of December 31, 2023 and 2022, following is the summary of funds received from the lender:

	Principal		Interest	December 31,	December 31,
Payment date	Amount	Maturity date	Rate	2023	2022
August 11, 2022	$18,000	2/11/2023	2%	$18,000	$18,000
September 2, 2022	$17,000	3/2/2023	2%	17,000	17,000
April 1, 2023	$19,000	Due on demand	2%	19,000	-
Total Convertible notes				$54,000	$35,000
Current portion				(54,000)	(35,000)
Long -term portion				$-	$-

On June 9, 2022, the lender paid $19,000 to the Company and it was recorded as an advance from a related party. On April 1, 2023, an amount owing to related party was reclassified to convertible note for $19,000.

During the years ended December 31, 2023, and 2022, the Company recognized interest expense of $1,311 and $255, respectively. As of December 31, 2023, and 2022, the Company owned principal of $54,000 and $35,000 and accrued interest of $1,567 and $255, respectively.

Note 9 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. During the year ended December 31, 2023, the Company recognized $3,017 interest. As of December 31, 2023, the Company owed principal of $120,000 and accrued interest of $3,017.

Note 10 – Related Party Transactions

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

During the year ended December 31, 2022, a related party paid $1 for share capital - Mighty Fire Breaker UK Limited.

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

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. As of December 31, 2023, the shares have not been issued, and the Company valued the 500,000 shares of common stock at market price on approval date and accrued $180,000.

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

On June 9, 2022, the Company received $19,000 cash from a third party, and it was recorded as an advance from a related party. On April 1, 2023, the Company recognized the error and the amount owing to the related party was reclassified to convertible note related to a lender for $19,000 (see Note 8).

During the years ended December 31, 2023, and 2022, a related party advanced to the Company an amount of $307,500 and $784,484 for working capital propose, respectively.

During the years ended December 31, 2023, and 2022, a related party advanced to the Company an amount of $246,425 and $108,569 for operating expenses on behalf of the Company, respectively.

During the years ended December 31, 2023, and 2022, the Company repaid to a related party $125,000 and $55,720 owing of the loan, respectively.

During the years ended December 31, 2023, and 2022, the Company paid $150,500 and $126,500 consulting fee to an entity under common control of a related party and $186,500 and $91,500 commission to a related party.

As of December 31, 2023, and 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,309,077 and $899,153, respectively.

Note 11 – Stockholders’ Equity

Preferred Shares

Shares Outstanding

The Company is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.0001 per share.

Series A Preferred Stock

The Company originally designated 10,000,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. Issued and outstanding Series A Convertible Preferred stock as of December 31, 2023 and 2022, was 10,000,000, respectively. On March 29, 2024, the Company amended and restated its Series A Convertible Preferred Stock to designate 10,000,000 shares of its Preferred Stock as Series A Preferred Stock, par value $0.0001, with the following rights and privileges.

Dividends. Holders of shares of Series A Preferred Stock are not entitled to receive dividends.

Voting Rights. Each share of Series A Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of stockholders. Holders of shares of Series A Preferred Stock do not have cumulative voting rights. This means a holder of a single share of Series A Preferred Stock cannot cast more than one vote for each position to be filled on the Board.

Other Rights. Shares of Series A Preferred Stock are not entitled to a liquidation preference. The holders of the Series A Preferred Stock may not be redeemed without the consent of the holders of the Series A Preferred Stock. The holder of the Series A Preferred Stock are not entitled to pre-emptive rights or subscription rights.

The Company will not, by amendment of its Charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issuance or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of its Charter and in the taking of all such action as may be necessary or appropriate to protect the rights of the holders of the Series A Preferred Stock against impairment.

So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent as provided by the Wyoming Business Corporations Act) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock: (a) alter or change the rights, preferences or privileges of the Series A Preferred Stock; (b) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series A Preferred Stock; (c) increase the authorized number of shares of Series A Preferred Stock; or (d) authorize or issue any shares of senior securities.

Fully Paid. The issued and outstanding shares of Series A Preferred Stock are fully paid and non-assessable. This means the full purchase price for the outstanding shares of Series A Preferred Stock has been paid and the holders of such shares will not be assessed any additional amounts for such shares.

Series C Convertible Preferred Stock

The Company has designated 5,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock with the following rights and privileges.

Dividends. Holders of shares of Series C Convertible Preferred Stock are not entitled to receive dividends.

Voting Rights. The holders of the Series C Convertible Preferred Stock are not entitled to vote.

Conversion Rights. Each share of Series C Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into 20 shares of the Common Stock of the Company (the “Conversion Ratio”). Such Conversion Ratio, and the rate at which shares of Series C Convertible Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment.

If at any time or from time to time there shall be (i) a merger or consolidation of the Company with or into another corporation, (ii) the sale of all or substantially all of the Company’s capital stock or assets to any other person, (iii) any other form of business combination or reorganization in which the Company shall not be the continuing or surviving entity of such business combination or reorganization, or (iv) any transaction or series of transactions by the Company in which more than 50 percent (50%) of the Company’s voting power is transferred (each a “Reorganization”) then as a part of such Reorganization, the provision shall be made so that the holders of the Series C Convertible Preferred Stock shall thereafter be entitled to receive the same kind and amount of stock or other securities or property (including cash) of the Company, or the successor corporation resulting from such Reorganization.

Other Rights. The holders of the Series C Convertible Preferred Stockare not entitled to a liquidation preference. The holders of the Series C Convertible Preferred Stock may not be redeemed without the consent of the holders of the Series C Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock are not entitled to pre-emptive rights or subscription rights.

The Company will not, by amendment of its Charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issuance or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of its Charter and in the taking of all such action as may be necessary or appropriate to protect the rights of the holders of the Series C Convertible Preferred Stock against impairment.

So long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent as provided by the Wyoming Business Corporations Act) of the holders of at least a majority of the then outstanding shares of Series C Convertible Preferred Stock: (a) alter or change the rights, preferences or privileges of the Series C Convertible Preferred Stock; (b) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series C Convertible Preferred Stock; (c) increase the authorized number of shares of Series C Convertible Preferred Stock; or (d) authorize or issue any shares of senior securities.

Fully Paid. The issued and outstanding shares of Series A Convertible Preferred Stock are fully paid and non-assessable. This means the full purchase price for the outstanding shares of Series C Convertible Preferred Stock has been paid and the holders of such shares will not be assessed any additional amounts for such shares.

On April 13, 2022, the Company’s board of directors approved the issuance of 1,000,000 Convertible Series C Preferred Stock, with a value of $4,200,000 as consideration for the acquisition of the entity and intellectual property (see Note 3). The holder may exercise shares after an initial lock up period of six (6) months following the date of the agreement and may only exchange a maximum of four (4) million shares in a twelve (12) month period and may not hold or beneficially hold more than 10% of outstanding at any time.

On June 7, 2022, the holder of the Convertible Series C Preferred Stock converted 50,000 shares of the Company’s Convertible Series C Preferred Stock into 1,000,000 shares of the Company’s common shares.

On April 5, 2023, the holder of the Convertible Series C Preferred Stock converted 150,000 shares of the Company’s Convertible Series C Preferred Stock into 3,000,000 shares of the Company’s common shares.

During the year ended December 31, 2023, the Company issued 273,499 shares of Convertible Series C Preferred Stock in connection with subscription agreements signed with investors at prices of $2.40 and $4.00 per share for total amount of $907,600.

During the year ended December 31, 2023, the Company received $500,000 for stock subscriptions. As of December 31, 2023, 183,333 shares were not yet issued and are recorded as preferred stock to be issued in equity.

During the year ended December 31, 2023, the Company issued 1,200,000 shares of Convertible Series C Preferred Stock to a related party for consulting services rendered to the Company from October 2021 through July 2023. The Company valued the 1,200,000 shares of Convertible Preferred Stock, as if converted to 24,000,000 shares of common stock, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulting in a value of $8,640,000.

As of December 31, 2023, and 2022, there were 2,273,499 and 950,000 shares of the Company’s Convertible Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the years ended December 31, 2023, and 2022, the holder of the Convertible Series C Preferred Stock converted 150,000 and 50,000 shares of the Company’s Convertible Series C Preferred Stock into 3,000,000 and 1,000,000 shares of the Company’s common stock, respectively.

During the year ended December 31, 2023, the company issued 600,000 shares of common stock for services valued at $146,850.

As of December 31, 2023, and 2022, there were 97,545,388 and 93,945,388 shares of the Company’s common stock issued and outstanding, respectively.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Awards (“RSAs”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the year ended December 31, 2023 and 2022:

	Restricted Stock Award	Weighted-Average Grant Price
Balance, December 31, 2021	-	$-
Granted	70,000,000	0.03
Vested	-	-
Forfeited	-	-
Balance, December 31, 2022	70,000,000	$0.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance, December 31, 2023	70,000,000	$0.03

As of December 31, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022.

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. As of December 31, 2023, the Company has not issued the shares. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.

Note 12 - Income Taxes

Components of income tax expense (benefit) are as follows for the years ended December 31, 2023, and 2022:

	2023	2022
Current tax expense:
Current Income Tax Expense - federal	$-	$-
Current Income Tax Expense - state	-	-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets and liabilities
Net Operating loss Carryforward	$5,780,000	$3,770,000
Amortization	$(103,000)	$(44,000)
Less: valuation allowance	$(5,677,000)	$(3,726,000)
Net deferred tax assets	$-	$-

The Company will have approximately $27.5 and $17.9 million of gross net operating loss carry-forwards at December 31, 2023 and 2022, respectively. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, respectively, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2023 and 2022. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2023	2022
Federal statutory income tax at 21%	21.00%	21.00%
Application of a full valuation allowance	(21.00%)	(21.00%)
Provision for income taxes	0.00%	0.00%

Note 13– Commitments and Contingencies

As part of the consideration for the Company’s acquisition of Mighty Fire Breaker, LLC (“MFB’), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products (see Note 3).

Note 14 – Concentration

During years ended December 31, 2023 and 2022, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For Years ended		Accounts Receivable
	December 31,		December 31,
	2023	2022	2023	2022

Customer A	32.65%	-	39.78%	-
Customer B	44.19%	-	53.82%	-
Customer C	-	19.61%	-	-
Customer D	-	19.61%	-	-
Customer E	-	17.17%	-	-
Total (as a group)	76.84%	56.39%	93.60%	-

Purchase and accounts payable

	Percentage of Purchase		Percentage of
	For Years ended		Accounts Payable
	December 31,		December 31,
	2023	2022	2023	2022
Supplier A	77.01%	96.67%	-	-

Total (as a group)	77.01%	96.67%	-	-

To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited.

Note 15 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

The Company received subscriptions of $165,000 in cash for 50,000 shares of Convertible Series C Preferred Stock in connection with subscription agreements signed with investors at prices of $2.40 and $6.00 per share.

The company had the following transactions in the Common stock as follows:

•         250,000 shares issued to a director of the Company.

•         1,150,000 shares issued for MFB board advisory fees.

•         456,762 shares for conversion of debt and accrued interest.

•         1,900,000 shares issued to consultants for services.

•         65,000,000 shares were cancelled by our Chief Executive Officer.

The Company had the following transactions in the Series C Preferred shares

•         108,333 shares for stock payable.

•          40,000 shares issued to consultants for services

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 29, 2024, the Company’s Board of Directors selected WWC Professional Corporation Limited (the “New Accountant”) to serve as the Company’s independent registered public accounting firm for the review of its Annual Report on Form 10-K for the year ending December 31, 2023. As a result, the Board of Directors determined that BF Borgers CPA PC (the “Former Accountant”) would no longer serve as the Company’s independent registered public accounting firm, effective as of March 21, 2023.

On January 31, 2024, the Company filed a Current Report on Form 8-K (the “Form 8-K”) with the SEC disclosing the changes in its certifying accountant.

As disclosed in the Form 8-K, the Former Accountant’s audit report on our financial statements for the years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the year ended December 31, 2022 and 2021 contained an uncertainty about the Company’s ability to continue as a going concern (the “Going Concern Opinion”).

For the years ended December 31, 2022 and 2021 and through the date of the Form 8-K, the Company had no “disagreements” (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

There were no reportable events for the years ended December 31, 2022 or 2021 and through the date of the Form 8-K, there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

As also disclosed in the Form 8-K, prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K, respectively).

On January 29, 2024, the Company provided the Former Accountant with the disclosures contained in the Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the SEC stating whether or not they agree with such disclosures. The Former Accountant’s response was filed as Exhibit 16.1 to the Form 8-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2023, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, and our third party financial service provider, PubCo Reporting. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2023. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

17

●

Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the year, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.

●

We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, positions, and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Directors are elected to serve until the next annual meeting of stockholders until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which they were elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all Board members individually or collectively consent in writing to the action.

Executive officers are appointed by and serve at the pleasure of the Company’s Board of Directors, subject to any contractual arrangements.

Name	Age	Title
Joshua Ralston	36	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, President and Secretary
John Costa	55	Director
Jeffery Pomerantz	79	Director

Set forth below is a description of the background and business experience of our directors and executive officers.

Joshua Ralston – Chairman, President, Secretary, Chief Executive Officer, Chief Financial Officer and Director

On October 10, 2021, the majority voting stockholder appointed Joshua Ralston as a member of the Board of Directors and Chief Executive Officer. Mr. Ralston is currently stationed at U.S. Coast Guard Base Cleveland ESD in Cleveland, Ohio. Prior to this station, Mr. Ralston was stationed in Manama, Bahrain, and Kodiak, Alaska. His primary duties have been electronics support technical support for joint military operations and cyber security. His educational background is business marketing.

John Costa - Director

On April 25, 2022, the Board of Directors appointed John Costa as a member of the Board of Directors. Mr. Costa has over 30-years of experience in the IT industry; which includes an employment history with several Fortune 100 and 500 companies. Mr. Costa’s areas of IT practice were diversified in Technological Development, Product Design, Modalities and Applications, Artificial Intelligence, Augmented Reality, Virtual and Practical Design, and Website Design. Mr. Costa has a deep understanding of what is capable and possible from a technical and usability standpoint.

Jeffery Pomerantz - Director

On April 25, 2022, the Board of Directors appointed Jeffery Pomerantz as a member of the Board of Directors. Mr. Pomerantz has over 50 years of experience in Consulting, Promotional Marketing, Manufacturing, Sales, and Distribution. Mr. Pomerantz has provided invaluable assistance with many IPO's and Corporate Up-Listings; additionally, he has a variety of international connections to resources and networks that create product distribution channels throughout the world.

Family Relationships

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

20

(4)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) below, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were not met during the year ended December 31, 2023.

Delinquent Section 16(a) Reports are as follows:

Name	Late Reports	Transactions Covered*	Number of Shares
Joshua Ralston	Form 3 and 5	Common stock/preferred stock	70,000,000

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended December 31, 2023 and 2022. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Year Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	December 31,	($)	($)	($)	($)	($)	($)	($)	($)
Joshua Ralston, President, Secretary, CEO, CFO and Chairman	2023	-	-	8,640,000	-	-	-	-	8,640,000
	2022	-	-	2,100,000	-	-	-	-	2,100,000

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

During the year ended December 31, 2023, the Company issued 1,200,000 shares of Convertible Series C Preferred Stock to an entity under control of the Company’s Chief Executive Officer for consulting services rendered to the Company from October 2021 through July 2023. The Company valued the 1,200,000 shares of Convertible Preferred Stock, as if converted to 24,000,000 shares of common stock, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulting in a value of $8,640,000.

Director Compensation

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. As of December 31, 2023, the Company has not issued the shares. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.

Employment Agreement

We have no employment agreements with any of our officers and have not issued any incentive or other stock options, profit sharing or similar benefits.

Equity Compensation Plan Information

We have no equity compensation plan, profit sharing or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes to it sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table is based on 97,545,388 shares of Common Stock, 10,000,000 shares of Series A Preferred Stock, and 2,273,499 shares of Series C Convertible Preferred Stock outstanding as of December 31, 2023, and any shares of Common Stock, Series A Preferred Stock and Series C Convertible Preferred Stock the person has the right to acquire within the 60 days following the filing date of this filing. Unless otherwise further indicated in the following table, the footnotes to it or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power concerning the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o General Enterprise Ventures Inc., 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Held (2)	Percent of Class (3)
Named Executive Officers and Directors
Joshua Ralston	70,000,000	71.76%
Theodore Ralston	3,149,258	3.23%
Steven Conboy	3,900,000	3.99%

All Executive Officers and Directors as a group (1 Person)	70,000,000	71.98%

5% or More Stockholders
None

Name and Address of Beneficial Owner	Title of Class	Amounts and nature of Beneficial Owner	Percent of Class
5% Stockholder		Shares	%
Joshua Ralston Preferred A Shares	10,000,000	100%
TC Special Investments, LLC Preferred C Shares	1,200,000	52.78%

(1)

Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o General Enterprise Ventures, Inc., 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009.

(2)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of common stock outstanding on the date of this filing.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Unless described below, during the last two fiscal years, there were no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceed or will exceed $120,000; and

●

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing had, or will have, a direct or indirect material interest.

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

During the year ended December 31, 2022, a related party paid $1 for share capital - Mighty Fire Breaker UK Limited.

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

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. As of December 31, 2023, the shares have not been issued, and the Company valued the 500,000 shares of common stock at market price on approval date and accrued $180,000.

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

On June 9, 2022, the Company received $19,000 cash from a third party, and it was recorded as an advance from a related party. On April 1, 2023, the Company recognized the error and the amount owing to the related party was reclassified to convertible note related to a lender for $19,000.

During the years ended December 31, 2023, and 2022, a related party advanced to the Company an amount of $307,500 and $784,484 for working capital propose, respectively.

During the years ended December 31, 2023, and 2022, a related party advanced to the Company an amount of $246,425 and $108,569 for operating expenses on behalf of the Company, respectively.

During the years ended December 31, 2023, and 2022, the Company repaid to a related party $125,000 and $55,720 owing of the loan, respectively.

During the years ended December 31, 2023, and 2022, the Company paid $150,500 and $126,500 consulting fee to an entity under common control of a related party and $186,500 and $91,500 commission to a related party.

As of December 31, 2023, and 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,307,077 and $899,153, respectively.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees:	$83,000	$93,500
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$83,000	$93,500

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in Item 8.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit Number	Description
3.1*	Articles of Domestication/Articles of Incorporation
3.2*	Amendments to Articles of Incorporation
3.3*	Bylaws
3.4*	Designations and Preferences of Series A Preferred Stock
3.5*	Designations and Preferences of Series C Convertible Preferred Stock
4.1*	Description of Securities
14.1*	Code of Ethics
21.1*	Subsidiaries
31.1/31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1/32.2*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Enterprise Ventures, Inc.

Dated: April 15, 2024	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer