Form 10-Q
period 2024-03-31
General Enterprise Ventures, Inc.
filed 2024-05-15
CIK 894556

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

36,302,150 shares of common stock issued and outstanding as of May 14, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$371,095	$549,755
Accounts receivable	680,965	427,433
Inventory	188,791	230,197
Prepaid expenses	11,463	10,671
Total Current Assets	1,252,314	1,218,056

Equipment, net	6,639	7,299
Intangible assets	3,884,931	3,948,106
Operating lease right-of-use asset	110,081	129,683
Total Assets	$5,253,965	$5,303,144

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$70,257	$54,572
Promissory note	-	120,000
Convertible note payable	-	54,000
Due to related parties	1,309,077	1,309,077
Operating lease liability - current portion	82,051	80,136
Total Current Liabilities	1,461,385	1,617,785

Operating lease liability	28,830	50,047

Total Liabilities	1,490,215	1,667,832

Commitment and contingencies	-	-

Stockholders' Equity
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 5,000,000 shares, 2,471,832 and 2,273,499 issued and outstanding, respectively	247	227
Common Stock par value $0.0001, authorized 1,000,000,000 shares, 36,302,150 and 97,545,388 shares issued and outstanding, respectively	3,630	9,755
Additional paid-in capital	76,492,249	72,427,996
Common Stock to be issued - 250,000 and 500,000 shares, respectively	90,000	180,000
Subscription received - 75,000 and 183,333 shares of Series C Preferred stock to be issued, respectively	180,000	500,000
Accumulated deficit	(73,003,376)	(69,483,666)
Total Stockholders' Equity	3,763,750	3,635,312
Total Liabilities and Stockholders' Equity	$5,253,965	$5,303,144

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

 (Unaudited)

	Three months ended
	March 31,
	2024	2023

Revenue	$433,018	$55,595
Cost of revenue	89,872	13,854
Gross Profit	343,146	41,741

Operating Expenses
General and administration	197,357	88,456
Marketing	110,206	11,592
Professional fees	2,672,129	295,129
Total operating expenses	2,979,692	395,177

Loss from Operations	(2,636,546)	(353,436)

Other Expense
Interest expense	(885)	(175)
Loss on debt settled by common stock	(882,279)	-
Total other expense	(883,164)	(175)

Loss from operations before taxes	(3,519,710)	(353,611)

Provision for income taxes	-	-
Net Loss	$(3,519,710)	$(353,611)

Comprehensive Loss	$(3,519,710)	$(353,611)

Net loss per common share - Basic and diluted	$(0.04)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	92,232,946	94,165,388

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

 (Unaudited)

For the three months ended March 31, 2024

	Series A		Convertible Series C						Additional		Total
	Preferred stock		Preferred stock		Common Stock		Preferred Stock	Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	to be issued	to be issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for cash	-	-	158,333	16	-	-	(320,000)	-	484,984	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	$1,000	2,471,832	$247	36,302,150	$3,630	$180,000	$90,000	$76,492,249	$(73,003,376)	$3,763,750

For the three months ended March 31, 2023

	Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	10,000,000	$10,000	950,000	$950	93,945,388	$93,945	$62,625,173	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	300	86,550	-	86,850
Net loss	-	-	-	-	-	-	-	(353,611)	(353,611)
Balance - March 31, 2023	10,000,000	$10,000	950,000	$950	94,245,388	$94,245	$62,711,723	$(59,735,011)	$3,081,907

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

	Three months ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(3,519,710)	$(353,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock-based compensation	1,702,000	86,850
Series C Preferred stock-based compensation	696,000	-
Non-cash lease expenses	19,602	15,000
Depreciation and amortization	63,835	264
Loss on settlement of debt	882,279	-
Changes in operating assets and liabilities:
Accounts receivable	(253,532)	-
Inventory	41,406	12,377
Prepaid expense	(792)	(6,300)
Related party advances funding operating expense	-	49,052
Accounts payable and accrued liabilities	44,554	34,463
Operating lease liabilities	(19,302)	(15,000)
Net Cash used in Operating Activities	(343,660)	(176,905)

Cash Flows from Financing Activities:
Proceeds from loan - related party	-	185,000
Proceed from issuance Series C Preferred Stock	165,000	-
Net Cash provided by Financing Activities	165,000	185,000

Change in cash	(178,660)	8,095
Cash, beginning of period	549,755	55,434
Cash, end of period	$371,095	$63,529

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for conversion and settlement of debt	$1,085,148	$-
Common stock issued for stock to be issued - management	$90,000	$-
Series C Preferred stock issued for subscription received	$320,000	$-
Cancellation comment stock -related party	$6,500	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., (the “Company” “GEVI”), was originally incorporated under the laws of the State of Nevada on March 14, 1990. On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming.

Business

The Company’s U.S. subsidiary, Mighty Fire Breaker LLC (“MFB”) is engaged in developing solutions to support the resolution of the insurance crisis in the western United States by use of its EPA approved CitroTech products. MFB has developed and patented additional intellectual property in this regard, such as a system for commercial properties and homes that puts a fire inhibiting buffer zone around a property, blocking blown-in embers from igniting. The technology continues to work dry, which unlike other products allows for early deployment and evacuation of people. MFB also has developed a job site trailer allowing for the fire protection of property during the construction phase and fire hardening of the inner construction and installation of our patented system during that phase. The intent is for the home owner to be able to bind insurance to start a construction project. The Company has achieved USDA approval. It has sold products to various fire departments and continues to demonstrate a market for its products.

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, during the three months ended March 31, 2024, the Company had a net loss of approximately $3.5 million, an accumulated deficit of $73 million as of the period end, and used cash in operations of approximately $343,660 for the three months ended March 31, 2024 and negative working capital of $3.8 million. The Company expects to continue to incur significant expenditures to develop its operations. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its operations and implement its business plans. Through March 31, 2024, the Company has received funding in the form of the sale preferred stock subscriptions and historically loans from related parties. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2024 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the SEC on April 15, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiary, Mighty Fire Breaker, LLC, an Ohio Limited Liability company. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at March 31, 2024 and December 31, 2023. The Company had cash of $371,095 and $549,755 at March 31, 2024 and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024 was approximately $112,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of March 31, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of March 31, 2024 and December 31, 2023, the Company held inventories of $188,791 and $230,197, respectively.

During the three months ended March 31, 2024, and 2023, the Company recorded cost of goods sold of $89,872 and $13,854 associated with the cost of inventories sold, respectively. The Company did not write-off any inventories as unsalable during the three months ended March 31, 2024 and 2023.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, due to related parties and loans payable, are carried at historical cost. At March 31, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
	Shares	Shares
Convertible notes	-	194,444
Convertible Series C Preferred Stock	47,562,284	19,002,023
Convertible Series A Preferred Stock(1)	-	10,000,000,000

(1)    Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 9).

For the three months ended March 31, 2024 and 2023 the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Three months ended
	March 31,
	2024	2023
Numerator:
Net Loss	$(3,519,710)	$(353,611)
Net Loss - diluted	$(3,519,710)	$(353,611)

Denominator:
Weighted average common shares outstanding	92,232,946	94,165,388
Effect of dilutive shares
Convertible notes	-	194,444
Preferred stock	47,562,284	10,019,002,023
Diluted	139,795,231	10,113,361,855

Net income per common share:
Basic	$(0.04)	$(0.00)
Diluted	$(0.03)	$(0.00)

Recently Issued Accounting Pronouncements

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 3 – Equipment

At March 31, 2024 and December 31, 2023, equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Cost:
Furniture and equipment	$9,365	$9,365
Less: accumulated depreciation	(2,726)	(2,066)
Property and equipment, net	$6,639	$7,299

During the three months ended March 31, 2024, and 2023, the Company recorded depreciation of $660 and $264, respectively.

Note 4 – Intangible Assets

The Company has capitalized the costs associated with acquiring the intellectual property of MFB at a value of $4,195,353 as of March 31, 2024 and December 31, 2023, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the year ended December 31, 2023 and three months ended March 31, 2024, no additional costs met the criteria for capitalization as an intangible asset.

As of March 31, 2024 and December 31, 2023, finite lived intangible assets consisted of the following:

	March 31,	December 31,
	2024	2023
Patents	$4,195,353	$4,195,353
Accumulated amortization	(310,422)	(247,247)
Intangible assets, net	$3,884,931	$3,948,106

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,
2024 (excluding the three months ended March 31, 2024)	$185,440
2025	247,931
2026	247,931
2027	247,931
2028	247,931
Thereafter	2,707,767
$3,884,931

As of March 31, 2024, the weighted-average useful life is 16.00 years.

During the three months ended March 31, 2024 and 2023, the amortization expense was $63,175 and $0, respectively. The Company commenced with amortization from later 2023, when the Company started operations using the acquired assets.

Note 5 – Lease

In March 2022, the Company has entered into an operating lease for the office, with the term of 18 months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

The following summarizes right-of-use asset and lease information about the Company’s operating lease for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
The components of lease expense were as follows:
Operating lease expense	$21,498	$15,000
Short-term lease expense	2,393	6,651
Total lease expense	$23,891	$21,651

Supplemental cash flow information related to leases was as follows:
Cash paid for operating cash flows from operating leases	$21,198	$15,000

Weighted-average remaining lease term - operating leases (year)	1.33	0.42
Weighted-average discount rate — operating leases	6.50%	5.50%

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease right-of-use asset	$110,081	$129,683

	March 31,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$82,051	$80,136
Non-current portion	28,830	50,047
	$110,881	$130,183

The following table outlines maturities of our lease liabilities as of March 31, 2024:

Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$64,594
2025	50,862
Thereafter	-
115,456
Less: Imputed interest	(4,575)
Operating lease liabilities	$110,881

Note 6 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share.  As of March 31, 2024 and December 31, 2023, following is the summary of funds received from the lender:

	Principal		Interest	March 31,	December 31,
Payment date	Amount	Maturity date	Rate	2024	2023
August 11, 2022	$18,000	2/11/2023	2%	$-	$18,000
September 2, 2022	$17,000	3/2/2023	2%	-	17,000
April 1, 2023	$19,000	Due on demand	2%	-	19,000
Total Convertible notes				$-	$54,000
Current portion				-	(54,000)
Long -term portion				$-	$-

During the three months ended March 31, 2024, the Company settled liabilities of $23,400 and converted notes with principal amounts of $54,000 and accrued interest of $1,702 into 456,762 shares of common stock. The fair market value of the common shares converted was $126,655 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $103,255.

During the three months ended March 31, 2024, and 2023, the Company recognized interest expenses of $135 and $175, respectively. As of March 31, 2024 and December 31, 2023, the Company owned principal of $0 and $54,000 and accrued interest of $0 and $1,567, respectively.

Note 7 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. During the three months ended March 31, 2024, the Company recognized $750 interest.

During the three months ended March 31, 2024, the Company settled the promissory note with principal amount of $120,000 and accrued interest of $3,767 into 1,050,000 shares of common stock. The fair market value of the common shares converted was $902,790 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $779,024.

Note 8 – Related Party Transactions

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. During the three months ended March 31, 2024, 250,000 shares of common stock were issued, valued at $90,000 at market price on approval date. As of March 31, 2024, the remaining 250,000 shares balance have not been issued, and the Company valued the 250,000 shares of common stock at market price on approval date and accrued $90,000.

During the three months ended March 31, 2024 and 2023, a related party advanced to the Company an amount of $0 and $185,000 for working capital propose and $0 and $49,052 for operating expenses on behalf of the Company, respectively.

During the three months ended March 31, 2024, and 2023, the Company record and paid management fees of $25,000 and $0, respectively.

During the three months ended March 31, 2024, and 2023, the Company recorded and paid consulting expense of $21,000 and $45,000 to an entity under common control of a related party and commission fee of $72,000 and $40,000 to a related party, respectively.

As of March 31, 2024 and December 31, 2023, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,309,077.

Note 9 – Stockholders’ Equity

Preferred Shares

Shares Outstanding

The Company is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.0001 per share.

Series A Preferred Stock

The Company originally designated 10,000,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. Issued and outstanding Series A Convertible Preferred stock as of March 31, 2024 and December 31, 2023, was 10,000,000. On March 29, 2024, the Company amended and restated its Series A Convertible Preferred Stock to designate 10,000,000 shares of its Preferred Stock as Series A Preferred Stock, par value $0.0001, with the following rights and privileges.

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

Other Rights. The holders of the Series C Convertible Preferred Stock are not entitled to a liquidation preference. The holders of the Series C Convertible Preferred Stock may not be redeemed without the consent of the holders of the Series C Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock are not entitled to pre-emptive rights or subscription rights.

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

Fully Paid. The issued and outstanding shares of Series C Convertible Preferred Stock are fully paid and non-assessable. This means the full purchase price for the outstanding shares of Series C Convertible Preferred Stock has been paid and the holders of such shares will not be assessed any additional amounts for such shares.

During the three months ended March 31, 2024, the Company issued 198,333 shares of Series C Preferred Stock as follow;

•	108,333 shares issued for stock payable of $320,000.

•	50,000 shares for $165,000 cash subscription.

•	40,000 issued for services, valued at $696,000 at market price on issuance date.

Subscription received

During the year ended December 31, 2023, the Company received $500,000 for stock subscriptions. As of March 31, 2024 and December 31, 2023, 75,000 and 183,333 shares were not issued and are recorded as preferred stock to be issued with value of $180,000 and $500,000 in equity, respectively. Subsequently on April 24, 2024, the Company issued 74,999 shares of Convertible Series C Preferred Stock.

As of March 31, 2024, and December 31, 2023, there were 2,471,832 and 2,273,499 shares of the Company’s Convertible Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2024, the Company issued 3,756,762 shares of Common Stock and cancelled 65,000,000 shares as follow;

•	2,000,000 shares issued for services, valued at $1,702,000 at market price on issuance date.

•	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.

•	250,000 shares for stock to be issued - management, valued $90,000 at market price on approval date.

•	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

As of March 31, 2024 and December 31, 2023, there were 36,302,150 and 97,545,388 shares of the Company’s common stock issued and outstanding, respectively.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Awards (“RSAs”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the three months ended March 31, 2024:

	Restricted Stock Award	Weighted-Average Grant Price
Balance, December 31, 2023	70,000,000	$0.03
Granted	-	-
Vested	-	-
Cancelled	(65,000,000)	0.03
Balance, March 31, 2024	5,000,000	$0.03

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

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.  As of March 31, 2024, and December 31, 2023, 250,000 and 500,000 shares were not yet issued and are recorded as common stock to be issued of $90,000 and $180,000 in equity, respectively.

Note 10– Commitments and Contingencies

As part of the consideration for the Company’s acquisition of Mighty Fire Breaker, LLC (“MFB’), the vendor will be entitled to a ten (10%) percent royalty on the gross sales before taxes of products sold under the MFB family of products.

Note 11 – Concentration

As of March 31, 2024 and December 31, 2023 and for three months ended March 31, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For Three Months ended		Accounts receivable
	March 31,		March 31,	December 31
	2024	2023	2024	2023
Customer A	28.17%	-	17.92%	-
Customer B	25.55%	-	16.25%	-
Customer C	36.49%	-	23.20%	39.77%
Customer D	-	-	33.78%	53.83%
Total (as a group)	90.21%	-	91.15%	93.60%

Purchase and accounts payable

	Percentage of Purchase		Percentage of
	For Three Months ended		Accounts Payable
	March 31,		March 31,	December 31
	2024	2023	2024	2023
Supplier A	34.04%	-	-	-
Supplier B	9.90%	-	-	-
Supplier C	37.61%	-	-	-
Supplier D	18.45%	-	-	-
Supplier E	-	100%	-	-
Total (as a group)	100%	100%	-	-

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

Note 12 – Subsequent Events

Management evaluated all additional events through May 15, 2024, which is the date the financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

General Overview

The Company’s U.S. subsidiary, Mighty Fire Breaker LLC (“MFB”) is engaged in developing solutions to support the resolution of the insurance crisis in the western United States by use of its EPA approved CitroTech products. MFB has developed and patented additional intellectual property in this regard, such as a system for commercial properties and homes that puts a fire inhibiting buffer zone around a property, blocking blown-in embers from igniting. The technology continues to work dry, which unlike other products allows for early deployment and evacuation of people. MFB also has developed a job site trailer allowing for the fire protection of property during the construction phase and fire hardening of the inner construction and installation of our patented system during that phase. The intent is for the home owner to be able to bind insurance to start a construction project. The Company has achieved USDA approval. It has sold products to various fire departments and continues to demonstrate a market for its products.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended March 31, 2024, which are included herein.

Our operating results for the three months ended March 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the three months ended March 31, 2024, and the three months ended March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	Change
Revenue	$433,018	$55,595	$377,423
Operating expenses	$2,979,692	$395,177	$2,584,515
Other expense	$883,164	$175	$882,989
Net loss	$(3,519,710)	$(353,611)	$(3,166,099)

Revenue

The Company’s revenue is associated with revenue from MFB which acquired intellectual property to fire suppression in April 2022. The cost of revenue was $89,872 and 13,854 for three months ended March 31, 2024 and 2023, respectively.

Operating Expenses

	Three months ended
	March 31,
	2024	2023	Change
Stock-based management compensation	$1,422,750	$-	$1,422,750
Stock -based compensation	975,250	-	975,250
Professional fees -related party	88,800	85,000	3,800
Professional fees	185,330	210,129	(24,799)
Marketing expenses	110,205	11,602	98,603
Depreciation	63,835	264	63,571
General and administrative expenses	133,522	88,182	45,340
	$2,979,692	$395,177	$2,584,515

The increase in operating expenses was primarily attributed to stock -base management compensation of $1,422,750, stock-based services companion of $975,250, marketing expenses of $98,603, depreciation of $63,571 and general and administrative expenses of $45,340.

Other Expenses

For the three months ended March 31, 2024, and 2023, the other expenses consisted of $885 and $175 interest related to convertible note payable and loss on settlement of debt of $882,279 and $0, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $3,519,710, for the three months ended March 31, 2024, compared to a net loss of $353,611 for the corresponding three months ended March 31, 2023.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023	Change
Cash	$371,095	$549,755	$(178,660)

Current Assets	$1,252,314	$1,218,056	$34,258
Current Liabilities	$1,461,385	$1,617,785	$(156,400)
Working Capital (Deficiency)	$(209,071)	$(399,729)	$190,658

The increase in working capital in 2024 was primarily the result of an increase in accounts receivable of $253,532, prepaid expenses of $792 and a decrease in cash of $178,660 and inventory of 41,406 offset by an increase in accounts payable and accrued liabilities of $15,685, operating lease liability -current portion of $1,915, a decrease in promissory note of $120,000 and convertible note of $54,000.

As of March 31, 2024, and December 31, 2023, the current assets consisted primarily of cash of $371,095 and $549,755, inventory of $188,791 and $230,197, accounts receivable of $680,965 and $427,433, and prepaid expenses of $11,463 and 10,671, respectively.

As of March 31, 2024, and December 31, 2023, the current liabilities consisted of accounts payable and accrued liabilities of $70,257 and $54,572, due to related party of $1,309,077 and $1,309,077, convertible note of $0 and $54,000, promissory note of $0 and $120,000 and current portion of operating lease liability of $82,051 and $80,136, respectively.

Cash Flows

	Three months ended
	March 31,
	2024	2023
Cash used in operating activities	$(343,660)	$(176,905)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$165,000	$185,000
Net Change in Cash	$(178,660)	$8,095

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2023, net cash flows used in operating activities was $343,660, consisting of a net loss of $3,519,710, reduced by stock-based compensation of $2,398,000, non-cash lease expenses of $19,602, depreciation of $63,835, loss on settlement of debt of $882,279 and increased by changes in operating assets and liabilities of $187,666.

For the three months ended March 31, 2023, net cash flows used in operating activities was $176,905, consisting of a net loss of $353,611, reduced by stock-based compensation of $86,850, depreciation of $264, non-cash lease expenses of $15,000 and reduced by changes in operating assets and liabilities of $75,592.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2024, and 2023.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.
(Registrant)

Dated: May 15, 2024	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

