Form 10-K/A
period 2023-12-31
General Enterprise Ventures, Inc.
filed 2024-07-30
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The total number of shares of registrant’s common stock outstanding as of June 30, 2024, was 36,552,150.

EXPLANATORY NOTE

General Enterprise Ventures, Inc. (the “Company”) is filing this Amendment on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024, to amend the items set forth below in response to the following:

On May 3, 2024 (the “Order Date”), BF Borgers CPA PC and Benjamin F. Borgers, CPA (collectively, “Borgers”) was suspended from appearing or practicing before the Securities Exchange Commission (“SEC”).By letter to the Company dated May 9, 2024, the SEC informed the Company that it could not include audit reports or consents from Borgers in filings with the SEC on or after the Order Date. Furthermore, the SEC informed the Company that to the extent Borgers audited any portion of the financial statements required to be included in filings with the SEC on or after the Order Date, that the Company obtain a re-audit from a firm authorized to appear and practice before the SEC. Accordingly, the Company tasked its recently appointed audit firm, WWC, P.C. (see also Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.), to undertake the re-audit of the Company’s financial statements for the year ended December 31, 2022.

Except as described above and the items set forth below, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-K.

Items restated in this Form 10-K/A

The following items have been restated, as appropriate, to update as noted above:

•	Part I, Item 1. Business

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

2

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

PART I

Item 1. Business.

General Enterprise Ventures, Inc., (“GEVI,” “we,” “us,” or the “Company”) was originally incorporated in Nevada on March 14, 1990. Our offices are located at 1740H Del Range Blvd., Suite 166, Cheyenne, Wyoming 82009. Our telephone number is (800) 401-4535. Our websites are www.generalenterpriseventures.com and www.mightyfirebreaker.com.

We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Registration Statement.

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States and international markets. The Company is bringing to the marketplace unique, disruptive products with significant environmental impact potential.

We operate one line of business. On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”) in connection with the flame retardant and flame suppression segments of the environmental industry, including patents and patents pending. On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products.

In addition, on November 14, 2022, the Company formed Mighty Fire Breaker UK Limited (“MFB UK” and together with MFB Ohio, collectively, “MFB”). MFB has 56 patents pertaining to its CitroTech MFB 31 Technology™ (“CitroTech” or the “MFB Technology”) for the prevention and spread of wildfires. . When CitroTech is applied it converts flammable fuels like dry native vegetation and wood  into non-combustible materials. During the third quarter of 2022 the Company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor. The Company continues to pursue accreditations such as the Missoula Testing approval for selling products to the government. Currently. MFB Ohio is involved in installing commercial and large residential Proactive Wildfire Prevention Systems.

Our management is comprised of three individuals, Joshua Ralston, who acts as our President, Secretary, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors; John Costa who serves on the Board of Directors; and Jeffery Pomerantz, who serves on the Board of Directors. Mr. Ralston has sufficient voting power through his ownership of 10,000,000 shares of the Company’s Series A Preferred Stock that feature super majority voting rights to control the vote on all  matters.

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

On March 19, 2019, Small Cap Compliance, LLC was awarded custodianship of the Company by the Eighth Judicial District Court of Nevada. On May 19, 2019, the Company was revived in Nevada. On May 30, 2019, the custodian filed an Amendment to the Designations of the Series A Convertible Preferred Stock of the Company and filed a Custodian’s Certification of Amendment certifying the same.

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

Change of Control

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 shares of the Series A Convertible Preferred Stock of the Company to CEO, Joshua Ralston, making Mr. Ralston the new Majority Voting Shareholder.

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

Corporate changes

On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”) in connection with the flame retardant and flame suppression segments of the environmental industry, including patents and patents pending. On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products. MFB has 56 patents pertaining to its CitroTech MFB 31 Technology™ (“CitroTech” or the “MFB Technology”) for the prevention and spread of wildfires. . When CitroTech is applied it converts flammable fuels like dry native vegetation and wood  into non-combustible materials. During the third quarter of 2022 the Company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor. The Company continues to pursue accreditations such as the Missoula Testing approval for selling products to the government. Currently. MFB Ohio is involved in installing commercial and large residential Proactive Wildfire Prevention Systems.

Effective April 1, 2022, the Company implemented a plan to divest its Crypto Mining operations and focus its resources on MFB.

On November 20, 2022, the Company. formed a UK branch of MFB, Mighty Fire Breaker UK Limited. The new subsidiary, headquartered in the United Kingdom, will be used to direct sales of the MFB products and technologies in Europe, the Middle East and Africa.

Current operations

Principal products, services and markets

MFB holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire retardant dispersion and fire inhibition chemistry and technology. The Company and MFB have obtained certification  and accreditations in this industry, such as being the only EPA Safer Choice approved, long-term fire retardant, as well as the UL GreenGaurd Gold, California Bioassay water approval, LENS, and in the process of USDA approval.

The fire-retardant market is forecast to be $13.6 billion dollars globally by 2034. MFB markets home, industrial and commercial proactive fire defense systems directly and in conjunction with large insurance companies, sells EPA products through retailers and wholesalers directly to large users such as Fire Departments and other countries.

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

Competitive business conditions and the Company’s competitive position in the industry

The fire-retardant market has been status quo for many years without significant innovation. Typically, the market is regarded as having products that are not known for their environmental safety or sustainability, and are generally considered as not friendly toward humans, wildlife, fish, water, and plants. CitroTech is the first all-green, food grade EPA approved fire retardant. MFB’s products are sold at substantial margins and can be competitive in many markets. The need for safer and sustainable chemistry should drive demand for MFB’s products.

Sources and availability of raw materials

MFB’s products are food grade and readily available from multiple sources. The Company maintains significant inventory at all times.

Dependence on one or a few customers

Use of fire retardant is spread widely over multiple markets. There is little likelihood that as the popularity of a green chemistry spreads that there will be a business concentration, until USDA approval is obtained, at which point the U.S. government could be could a significant customer.

Patents, trademarks and licenses and their duration

MFB currently holds 56 total patents and patents pending with 30 patents granted, including U.S. and international patents. The granted patents include MFB’s main chemistry and applications include technology patents. MFB has 21 trademarks and various copyrights, both in the United States and internationally. Granted patents offer up to 20 years from the application filing date for infringement protection with additional continuation patents frequently filed. The Company plans to file additional patents stemming from its research and development endeavors.

Need for government approval of principal products or services.

Use of MFB’s product on government land typically requires USDA approval, which MFB is in the process of obtaining.  In many cases, entities such as Fire Departments can request a waiver.  The Company has sold to customers under the waiver process.  MFB’s EPA approval supports this process.

Effect of existing or probably government regulations on the business

MFB is ahead of the regulations that have been proposed by the U.S. government by already having EPA approval. MFB tracks all proposed regulatory changes and makes commercially reasonable efforts to comply in advance. MFB maintains an advisory board of retired high-level fire officials who watch for regulatory changes for the benefit of the Company. MFB also retains experienced legal counsel.

Cost and effects of compliance with environmental laws

All expenses for the USDA application and the EPA application and subsequent approval have been paid. MFB’s products are green and EPA approved, making the only significant maintenance cost the USDA QPL approval and EPA annual testing.

Employees

The Company currently employs eight (8) people full-time and hosts several consultants, attorneys, and independent contractors that all perform tasks on behalf of the company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has cloud-based security, and their computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers.

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

Purchaser	Series C Preferred Shares Issued	Amount Raised

Peter Zilahy	25,000	$100,000
Alta Investments LLC	20,833	$49,999
Robert Dailey	41,666	$99,998
FEC Investments LLC	75,000	$300,000
East Shore Industries LLC	12,500	$50,000
Gerald Yanowitz	14,000	$33,600
Joel Yanowitz and Amy Metzenbaum Revocable Trust	40,000	$96,000
Super Eight Capital Holding Ltd.	7,000	$28,000
Loma LLC	12,500	$50,000
Hunts Road LLC	25,000	$100,000
Alta Investments LLC	37,500	$90,000
Super Eight Capital Holding Ltd.	8,333	$19,999
Michael Feigin	20,000	$0
Noonan 2006 Revocable Trust	100,000	$300,000
Jeffrey P. Bash	12,500	$75,000
JBCG Enterprises LLC	20,000	$0

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

Our results of operations for the years ended December 31, 2023 and 2022 are summarized below:

	Years Ended
	December 31,
	2023	2022	Change	%
Revenue	$520,645	$62,732	$457,913	730%
Operating expenses	10,618,583	2,981,291	7,637,292	256%
Other expense	4,328	255	4,073	1597%
Net loss from continuing operations	$10,102,266	$2,918,814	$8,248,944	283%

Income from discontinued operations	-	13,016	(13,016)	(* )
Loss on disposition of digital currency and digital currency assets	-	(2,030)	2,030	(* )
Net income from discontinued operations	$-	$10,986	$(10,986)	(* )

Net loss	$(10,102,266)	$(2,907,828)	$(7,194,438)	247%

(*) not applicable.

Revenue

The Company’s revenue is associated with revenue from Mighty Fire Breaker, LLC (“MFB”) which was formed in April 2022. Revenue increased $458,000 over fiscal year 2022 due to MFBs EPA approval and the filing of additional patents.  With the EPA approval, MFB started the marketing phase of the company’s  evolution.  MFB started selling directly to fire departments and launched its proactive wild-fire defense systems and is gaining momentum with commercial customers, along with attempting to influence the insurance industry to the benefit of consumers.

The net loss for 2023 increased by $7.2 million as compared to 2022 primarily due to the increase in operating expenses, largely from stock-based compensation awards.

Operating Expenses

	Years Ended
	December 31,
	2023	2022	Change	%
Cost of revenue	$193,876	$56,338	$137,538	244%
Amortization and depreciation	248,510	803	247,707	(* )
General and administration	322,860	256,686	66,174	26%
Marketing	148,289	96,553	51,736	54%
Management compensation	180,000	2,100,000	(1,920,000)	(91%)
Professional fees- related party	8,899,596	188,036	8,711,560	(* )
Professional fees	625,452	282,875	342,577	121%
	$10,618,583	$2,981,291	$7,637,292	256%

(*) not relevant disclosure, due to large amount.

Cost of revenue

	Years Ended
	December 31,
	2023	2022	Change	%
Cost of inventory	$101,978	$21,431	$80,547	376%
Freight and shipping	14,495	8,674	5,821	67%
Consulting and advisory	30,100	21,569	8,531	40%
Royalty and sales commission	47,304	4,664	42,640	914%
	$193,877	$56,338	$137,539	244%

Cost of revenue increased 137,000 or 244% over fiscal year 2022, due to the start of MFB operations in April 2022 and having a full year of operations for MFB in 2023. The increase in 2023, is primarily due to increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTech product and various components required to for installation of Mighty Firese Breaker proactive fire systems. Cost of inventory increased in 2023 primarily due to an increase in product sales and supplies by $44,000 and increased direct CitroTech testing of $37,000.

Royality and sales commissions increased in 2023 from more revenue. The Company recognizes an allocated portion of consulting and direct labour costs associated with our revenue.

Amortization and depreciation

The increase in amortization and depreciation is due to the commencement of amortization on our intangible assets during fiscal year 2023.

Management compensation

Management compensation decreased in 2023 as compared to 2022, as the Company recorded $2,100,000 related to our Chief Executive Officer (CEO) for the issuance of 70,000,000 restricted stock awards.

Professional fees

The increase in professional fees in 2023 of $9 million over 2022, is primarily due to the issuance of 1,200,000 shares of Convertible Series C Preferred Stock to a related party for consulting services rendered to the Company from October 2021 through July 2023. The Company valued the 1,200,000 shares of Convertible Preferred Stock, as if converted to 24,000,000 shares of common stock, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulting in a value of $8,640,000.

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. During the year ended December 31, 2023, the Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000.

Other expense

Other expense consists of interest expense.

Income from discontinued operations

For 2022, income from discontinued operations of $13,016 was the result of the net income from the operations of crypto mining and the disposition of crypto mining which the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition. The loss on disposition of digital currency and digital currency assets of $2,030 was the result of a loss on disposition of the Company’s digital currency assets, including equipment and digital currency.

Liquidity and Capital Resources

	December 31,	December 31,
	2023	2022	Change
Cash	$549,755	$55,434	$494,321

Current Assets	$1,218,056	$170,319	$1,047,737
Current Liabilities	1,617,785	1,060,918	556,867
Working Capital (Deficiency)	$(399,729)	$(890,599)	$490,870

The increase in working capital in 2023, was primarily the result of an increases in cash of $494,00, inventory of $116,000, accounts receivable of $427,000 and prepaid expenses of $11,000 offset by an increase in due to related parties of $410,000, promissory note of $120,000, convertible note of $19,000 and current portion of operating lease liability of $41,000 and a reduction in accounts payable and accrued liabilities of $33,000.

As of December 31, 2023 and 2022, the current assets consisted of cash of $550,000 and $55,4000, inventory of $230,000 and $115,000, accounts receivable of $427,000 and $0, and prepaid expenses of $11,000 and 240, respectively.

As of December 31, 2023 and 2022, the current liabilities consisted of accounts payable and accrued liabilities of $55,000 and $87,000, due to related parties of $1.3 million and $900,000, promissory note of $120,000 and $0, convertible note of $54,000 and $35,000, and current portion of operating lease liability of $80,000 and $39,000, respectively.

Cash Flows

	Years Ended
	December 31,
	2023	2022
Cash (used in) operating activities	$(1,211,764)	$(708,450)
Cash (used in) Investing Activities	$(4,015)	$(5,349)
Cash provided by financing activities	$1,710,100	$763,764
Net Change in Cash	$494,321	$49,965

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For 2023, net cash flows used in operating activities was $1.2 million, consisting of a net loss of $10 million, reduced by stock-based compensation of $9 million, non-cash lease expenses of $71,000, amortization and depreciation of $249,000 and increased by net changes in operating assets and liabilities of $396,000.

For 2022, net cash flows used in operating activities were $708,000, consisting of a net loss of $3 million, reduced by stock-based compensation of $2.1 million, loss on disposition of digital currency and digital currency assets of $2,000, impairment loss on digital assets of $6,000, non-cash lease expense of $45,000, depreciation of $16,000 and reduced by an increase in changes in operating assets and liabilities of $31,000.

Cash Flows from Investing Activities

Cash flows from investing activities was from the purchase of equipment.

Cash Flows from Financing Activities

For 2023 financing cash flows, consisted of $308,000 received from a related party, $908,000 from issuance Convertible Series C Preferred Stock, $500,000 from stock subscriptions, $120,000 from promissory notes and repayments of $125,000 to a related party.

For 2022, financing cash flows, consisted of $784,000 received from related parties, $35,000 from convertible note and repayments of $56,000 to a related party.

Contractual Obligations

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose.

The following table outlines maturities of our lease liabilities as of December 31, 2023:

Year ended December 31,

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
General Enterprises Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Enterprises Ventures, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter — Reclassification of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has reclassified certain amounts in its financial statements as of and for the years ended December 31, 2022 and 2023 to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings. The reclassifications were made to improve the clarity and comparability of the financial statements.

.

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

The engagement team determined that the preferred stock, especially those with conversion features, met the criteria of a critical audit matter because it is substantial relative to the Company’s shareholders’ equity, and determining their valuation and allocation requires the engagement team to identify and understand the attributes of the securities, understand how those attributes go towards determining the value of those securities.  Additionally, the disclosure regarding these securities is extensive and quite complex.  The engagement team addressed the critical audit matters by gaining an understanding of management’s valuation, allocation, recognition and approach towards disclosure, and then vouched certain details of those securities and reperformed the valuation and allocation of such preferred stock to determine if management had properly accounted for those securities.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2023.

San Mateo, California

July 30, 2024

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

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2023	2022

Revenue	$520,645	$62,732

Operating Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below)	193,876	56,338
Amortization and depreciation	248,510	803
General and administration	322,860	256,686
Marketing	148,289	96,553
Management compensation	180,000	2,100,000
Professional fees- related party	8,899,596	188,036
Professional fees	625,452	282,875
Total operating expenses	10,618,583	2,981,291

Loss from Operations	(10,097,938)	(2,918,559)

Other Expense
Interest expense	(4,328)	(255)
Total other income expense	(4,328)	(255)

Loss from continuing operations before taxes	(10,102,266)	(2,918,814)
Provision for income taxes	-	-
Loss from continuing operations	$(10,102,266)	$(2,918,814)

Discontinued operations:
Income from discontinued operations	$-	$13,016
Loss on disposition of digital currency and digital currency assets	-	(2,030)
Income from discontinued operations	$-	$10,986

Net loss	$(10,102,266)	$(2,907,828)
Comprehensive loss	$(10,102,266)	$(2,907,828)

Loss from continuing operations per common share – basic and diluted	$(0.10)	$(0.05)
Income from discontinued operations per common share – basic	$-	$0.00
Income from discontinued operations per common share – diluted	$-	$0.00
Net loss per common share - basic and diluted	$(0.10)	$(0.05)
Basic and diluted weighted average number of common shares outstanding	96,663,470	62,254,977

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity (Deficit)

	Series A		Series C				Additional	Preferred	Common		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Stock	Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued	be issued	Deficit	Equity (Deficit)

Balance - December 31, 2021	10,000,000	$1,000	-	$-	22,945,388	$2,295	$56,417,418	$-	$-	$(56,473,572)	$(52,859)
								-	-
Debt forgiveness - former related party	-	-			-	-	9,355	-	-	-	9,355
Shares issued for intellectual property purchase	-	-	1,000,000	100	-	-	4,199,900	-	-	-	4,200,000
Conversion of Convertible Series C Preferred stock of Common stock	-	-	(50,000)	(5)	1,000,000	100	(95)	-	-	-	-
Stock based compensation	-	-	-	-	70,000,000	7,000	2,093,000	-	-	-	2,100,000
Net loss	-	-	-	-	-	-	-	-		(2,907,828)	(2,907,828)
Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	9,395	62,719,578	-	-	(59,381,400)	3,348,668

Subscription received – Series C Preferred stock to be issued	-	-	-	-	-	-	-	500,000	-	-	500,000
Common stock to be issued - management	-	-	-	-	-	-	-	-	180,000	-	180,000
Issuance Series C Preferred Stock for cash	-	-	273,499	27	-	-	907,573	-	-	-	907,600
Common stock issued for services	-	-	-	-	600,000	60	146,790	-	-	-	146,850
Conversion of Convertible Series C Preferred Stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	(285)	-	-	-	-
Issuance Series C Preferred Stock for services - related party	-	-	1,200,000	120	-	-	8,639,880	-	-	-	8,640,000
Contribution inventory - related party	-	-	-	-	-	-	14,460	-	-	-	14,460
Net loss	-	-	-	-	-	-	-	-	-	(10,102,266)	(10,102,266)
Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$72,427,996	$500,000	$180,000	$(69,483,666)	$3,635,312

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(10,102,266)	$(2,907,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,966,850	2,100,000
Loss on disposition of digital currency and digital currency assets	-	2,029
Impairment loss on digital assets	-	6,125
Non-cash lease expenses	71,349	44,647
Depreciation and amortization	248,510	15,862
Changes in operating assets and liabilities:
Accounts receivable	(427,433)	-
Inventory	(101,092)	(114,645)
Digital currency	-	(46,976)
Prepaid expense	(10,431)	(240)
Related party advances funding operating expense	246,425	155,919
Accounts payable and accrued liabilities	(32,827)	76,657
Operating lease liabilities	(70,849)	(40,000)
Net Cash used in Operating Activities	(1,211,764)	(708,450)

Cash Flows from Investing Activities:
Purchase of equipment	(4,015)	(5,350)
Share capital - Mighty Fire Breaker UK Limited	-	1
Net Cash used in Investing Activities	(4,015)	(5,349)

Cash Flows from Financing Activities:
Proceed from convertible note	-	35,000
Proceeds from loan - related party	307,500	784,484
Repayment of loan- related party	(125,000)	(55,720)
Proceed from issuance Series C Preferred Stock	907,600	-
Proceed from stock subscription	500,000	-
Proceeds from promissory note	120,000	-
Net Cash provided by Financing Activities	1,710,100	763,764

Change in cash	494,321	49,965
Cash, beginning of period	55,434	5,469
Cash, end of period	$549,755	$55,434

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Issuance of common stock for services	$146,850	$70,000
Common stock to be issued - management	$180,000	$-
Issuance of Series C Convertible Preferred stock for intellectual property purchase	$-	$4,200,000
Common stock issued upon conversion of Series C Convertible Preferred stock	$300	$1,000
Debt forgiveness - related party	$-	$9,355
Reclassification of due to related party to convertible note	$19,000	$-
Contribution inventory - related party	$14,460	$-
Issuance Series C Convertible Preferred stock for services - related party	$8,640,000	$-
Right -of-use assets obtained in exchange for new operating lease liabilities	$161,665	$-
Repayments of related party loans using digital currency	$-	$47,350

See the accompanying Notes, which are an integral part of these Financial Statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., was originally incorporated under the laws of the State of Nevada on March 14, 1990. When used in these notes, the terms “GEVI,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our consolidated financial statements.

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

Corporate Changes

On May 10, 2021, GEVI acquired all the issued and outstanding equity of Strategic Asset Holdings, LLC (“SAH”), a Wyoming limited liability company, for $50,000, pursuant to a promissory note dated as of the same date. Effective October 19, 2021, Strategic Asset Holdings, LLC., was divested completely as a wholly owned subsidiary of General Enterprise Ventures, Inc.

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

Effective April 1, 2022, the Company implemented a plan to divest its Crypto Mining operations and focus resources on the operations of MFB Ohio.

Effective November 20, 2022, General Enterprise Ventures Inc. formed a UK branch of its US subsidiary Mighty Fire Breaker LLC, named Mighty Fire Breaker UK Limited. The new Subsidiary headquartered in the United Kingdom, will be used to direct the sales of the Mighty Fire Breaker line of products and technologies in Europe, the Middle East and Africa.

Change of Control

On April 14, 2021, Jan Ralston acquired 10,000,000 Series A Convertible Preferred Stock from the Company’s former Chief Executive Officer, in a private transaction. The transaction constituted a change of control in the Company, due to the preferred shares super voting and conversion rights, entitling the holder to one thousand (1,000) shares and votes of common stock for every one (1) share of Series A Convertible Preferred Stock owned.

On April 28, 2022, Jan Ralston transferred ownership of 10,000,000 Preferred A shares to CEO, Joshua Ralston, making Mr. Ralston the new Majority Shareholder.

Business

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States and international markets. Management is experienced at business integration and branding potential. The Company is bringing to the marketplace unique, disruptive products with significant environmental impact potential.

The Company holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire retardant dispersion and fire inhibition chemistry and technology. The Company has obtained multiple certification and accreditations in this industry, such as being the only EPA Safer Choice approved, long-term fire retardant, UL GreenGaurd Gold, California Bioassay water approval, LENS, and in the process of USDA approval.

Going Concern

Our condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $10 million and $521,000 in revenues for the year ended December 31, 2023 and has a working capital deficiency of approximately $400,000 as of December 31, 2023. In addition, the Company has been dependent on related parties to fund operations and has an amount owing to related parties of $1.3 million outstanding at December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the year ended December 31, 2023, the Company completed financings from the issuance of Series C preferred stock, common stock, promissory notes and relate party loans, generating net proceeds of approximately $1.7 million. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

Management plans to continue to raise funds and complete an Initial Public Offering (IPO) to support our operations in 2024 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or complete an IPO, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassification

For the years ended December 31, 2023 and 2022, certain amounts have been reclassified to improve the clarity and comparability of the financial statements. An adjustment has been made to the consolidated statements of operations and comprehensive loss and cash flows for year ended December 31,2023 and 2022, to reclassify partial operating expenses to cost of revenue, and to separately disclose professional service provided by related party from line-item professional service to professional fees- related party.

The Company reclassified the following amounts, with no change to loss from operations or net loss, as follows:

	December 31, 2023			December 31, 2022
	As Filed	Adjustment	As Reclassified	As Filed	Adjustment	As Reclassified
Cost of revenue	$133,508	$(133,508)	$-	$1,893	$(1,893)	$-

Operating Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below)	-	193,876	193,876	-	56,338	56,338
Amortization and depreciation	-	248,510	248,510	-	803	803
General and administration	584,434	(261,574)	322,860	281,970	(25,284)	256,686
Marketing	148,289	-	148,289	96,553	-	96,553
Management compensation	180,000	-	180,000	2,100,000	-	2,100,000
Professional fees- related party	8,640,000	259,596	8,899,596	-	188,036	188,036
Professional fees	932,352	(306,900)	625,452	500,875	(218,000)	282,875
Total operating expenses	$10,485,075	$133,508	$10,618,583	$2,979,398	$1,893	$2,981,291

For the years ended December 31, 2022, the Company reclassified the following cash flow amounts as follows:

	Year Ended
	December 31, 2022
	As Filed	Adjustment	As Reclassified
Cash Flows from Operating Activities:
Net loss	$(2,907,828)	$-	$(2,907,828)
Changes in operating assets and liabilities:
Digital currency	374	(47,350)	(46,976)
Related party advances funding operating expense	108,569	47,350	155,919
Net Cash used in Operating Activities	$(708,450)	$-	$(708,450)

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

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of December 31, 2023 and 2022, the Company held inventories of $230,197and $114,645, respectively. The Company did not write-off any inventories as unsalable during the years ended December 31, 2023 and 2022.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. During the years ended December 31, 2023 and 2022, the Company had no allowance for doubtful accounts.

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

As of December 31, 2023 and 2022, the Company’s lease agreement is accounted for as operating leases.

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

During the year ended December 31, 2022, the Company earned cryptocurrency mining revenues. The Company earned its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin, Litecoin, and Dogecoin. The Company satisfied its performance obligations at the point in time that the Company was awarded a unit of digital asset through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company received Bitcoin, Litecoin, and Dogecoin, net of applicable network fees, which was recorded as revenue using the closing U.S. dollar price of the digital asset on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which consisted of utilities, equipment depreciation and monitoring services were recorded as cost of revenues.

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

Cost of Revenue

For the years ended December 31, 2023 and 2022, cost of revenue consists of:

	Years Ended
	December 31,
	2023	2022
Cost of inventory	$101,978	$21,431
Freight and shipping	14,494	8,674
Consulting and advisory	30,100	21,569
Royalty and sales commission	47,304	4,664
	$193,876	$56,338

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

	December 31	December 31
	2023	2022
	Shares	Shares
Convertible notes	300,000	194,444
Convertible Series C Preferred Stock	25,957,712	650,959
Convertible Series A Preferred Stock(1)	10,000,000,000	10,000,000,000
	10,026,257,712	10,000,845,403

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

Note 3 – Asset Acquisition

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

MFB Ohio has 19 patents centred around its MFB Technology for the prevention and spread of wildfires.  Its core products can be used for lumber treatments for fire prevention.  It has been widely tested and is currently in testing at 3 major us government agencies. When CitroTech is sprayed and applied it takes flammable fuels like dry native vegetation and wood and makes them non-combustible.

The following table summarizes the consideration paid for the assets acquired and liabilities assumed, at the acquisition date of April 13, 2022:

Consideration:
Convertible Series C Preferred stock	$4,200,000

Assets acquired and liabilities assumed:
Intangible assets	$4,195,353
Operating lease right-of-use assets	$81,967
Operating lease liabilities	$(77,320)

Note 4 – Discontinued Operations

On April 1, 2022, the Company implemented a plan to divest its crypto mining operations to focus its resources on the MFB acquisition and development of its CitroTech MFB 31 Technology business. The Company had expanded its services by building upon its foundation of emerging technology development, by creating a Crypto-Currency mining operation (farm).  Previously, the Company had 20 Bitmain Antminer SJ19 PRO 104t/h and 99 Mini-Doge 185 m/h miners deployed, which are mining, Bitcoin, Doge, and Litecoin through the F2Pool and utilized its 8,000 Sq Ft Commercial space to house these ASIC Miners.

The Company recognized a loss of $2,030 from the disposition of its crypto mining operations, which consisted of the relinquishment of the digital currency assets in exchange for settlement of the related party note payable associated with the acquisition of the equipment.

The following is a summary of the assets and liabilities of the Company’s crypto mining operations as of April 1, 2022:

April 1,
2022
Digital currency	$26,825
Digital currency equipment, net	276,380
Total assets from discontinued operations	$303,205

Due to related party	301,175
Total liabilities from discontinued operations	$301,175

The following is a summary of discontinued operations for the period ended April 1, 2022:

April 1,
2022
Revenue	$46,976

Operating expenses:
Cost of revenue	27,835
Impairment loss	6,125
Total operating expenses	33,960

Income from discontinued operations	$13,016

The following is a summary of discontinued cash flows for the period ended April 1, 2022

April 1,
2022
Cash Flows from Operating Activities:
Net income	$13,016
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on digital assets	6,125
Depreciation and amortization	15,059
Changes in operating assets and liabilities:
Digital currency	(46,976)
Accounts payable and accrued liabilities	(27)
Related party advances funding operating expense	12,803
Net Cash provided by Operating Activities	-

Change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

Non-Cash Financing Disclosure:
Repayments of related party loans using digital currency	$47,350

Note 5 – Equipment, net

At December 31, 2023 and 2022, equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Cost:
Furniture and equipment	$9,365	$5,350
Less: accumulated depreciation	(2,066)	(803)
Property and equipment, net	$7,299	$4,547

During the years ended December 31, 2023 and 2022, the Company recorded depreciation of $1,263 and $15,862, respectively.

Note 6 – Intangible Assets, net

The Company has capitalized the costs associated with acquiring the intellectual property of MFB (see Note 3) at a value of $4,195,353 as of December 31, 2023 and 2022, respectively.

The amount capitalized consisted of a portion of the fair value of 1,000,000 shares of Convertible Preferred C stock of $4,200,000. During the year ended December 31, 2023, no additional costs met the criteria for capitalization as an intangible asset.

As of December 31, 2023 and 2022, finite lived intangible assets consisted of the following:

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

The following summarizes right-of-use asset and lease information about the Company’s operating lease as of December 31, 2023 and 2022:

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

Year ended December 31,

2024	$85,792
2025	50,862
Thereafter	-
136,654
Less: Imputed interest	(6,471)
Operating lease liabilities	$130,183

Note 8 – Convertible Notes

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

During the years ended December 31, 2023 and 2022, the Company recognized interest expense of $1,311 and $255, respectively. As of December 31, 2023 and 2022, the Company owned principal of $54,000 and $35,000 and accrued interest of $1,567 and $255, respectively.

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

During the years ended December 31, 2023 and 2022, a related party advanced to the Company an amount of $307,500 and $784,484 for working capital propose, respectively.

During the years ended December 31, 2023 and 2022, a related party advanced to the Company an amount of $246,425 and $108,569 for operating expenses on behalf of the Company, respectively.

During the years ended December 31, 2023 and 2022, the Company repaid to a related party $125,000 and $55,720 owing of the loan, respectively.

During the years ended December 31, 2023 and 2022, the Company paid $150,500 and $126,500 consulting fee to an entity under common control of a related party and $186,500 and $91,500 commission to a related party.

As of December 31, 2023 and 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,309,077 and $899,153, respectively.

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

As of December 31, 2023 and 2022, there were 2,273,499 and 950,000 shares of the Company’s Convertible Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the years ended December 31, 2023 and 2022, the holder of the Convertible Series C Preferred Stock converted 150,000 and 50,000 shares of the Company’s Convertible Series C Preferred Stock into 3,000,000 and 1,000,000 shares of the Company’s common stock, respectively.

During the year ended December 31, 2023, the company issued 600,000 shares of common stock for services valued at $146,850.

As of December 31, 2023 and 2022, there were 97,545,388 and 93,945,388 shares of the Company’s common stock issued and outstanding, respectively.

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

Note 12 - Income Taxes

Components of income tax expense (benefit) are as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Current tax expense:
Current Income Tax Expense - federal	$-	$-
Current Income Tax Expense - state	$-	$-

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

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2023	2022
Federal statutory income tax at 21%	21.00%	21.00%
Application of a full valuation allowance	(21.00)%	(21.00)%
Provision for income taxes	0.00%	0.00%

Note 13 – Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10.0% derived from gross invoiced sales of MFB products excluding funds received for sales and use tax (see Note 3).

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

•         1,150,000 shares issued for MFB Ohio board advisory fees.

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

•          40,000 shares issued to consultants for services

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 29, 2024, the Company’s Board of Directors selected WWC, P.C. (the “New Accountant”) to serve as the Company’s independent registered public accounting firm for the review of its Annual Report on Form 10-K for the year ending December 31, 2023. As a result, the Board of Directors determined that BF Borgers CPA PC (the “Former Accountant”) would no longer serve as the Company’s independent registered public accounting firm, effective as of March 21, 2023.

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

16

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

19

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

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Year Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	December 31,	($)	($)	($)	($)	($)	($)	($)	($)
Joshua Ralston, President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors	2023	-	-	-	-	-	-	-	-
	2022	-	-	2,100,000	-	-	-	-	2,100,000

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

During the years ended December 31, 2023 and 2022, a related party advanced to the Company an amount of $307,500 and $784,484 for working capital propose, respectively.

During the years ended December 31, 2023 and 2022, a related party advanced to the Company an amount of $246,425 and $108,569 for operating expenses on behalf of the Company, respectively.

During the years ended December 31, 2023 and 2022, the Company repaid to a related party $125,000 and $55,720 owing of the loan, respectively.

During the years ended December 31, 2023 and 2022, the Company paid $150,500 and $126,500 consulting fee to an entity under common control of a related party and $186,500 and $91,500 commission to a related party.

As of December 31, 2023 and 2022, the Company was obliged to related parties, for unsecured, non-interest-bearing demand loans with a balance of $1,307,077 and $899,153, respectively.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees:	$83,000	$45,000
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$83,000	$45,000

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

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Domestication/Articles of Incorporation	10-K	3.1	4/15/2024
3.2	Amendments to Articles of Incorporation	10-K	3.2	4/15/2024
3.3	Bylaws	10-K	3.3	4/15/2024
3.4	Designations and Preferences of Series A Preferred Stock	10-K	3.4	4/15/2024
3.5	Designations and Preferences of Series C Convertible Preferred Stock	10-K	3.5	4/15/2024
4.1	Description of Securities	10-K	3.6	4/15/2024
14.1	Code of Ethics	10-K	14.1	4/15/2024
21.1*	Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Enterprise Ventures, Inc.

Dated: July 30, 2024	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2024	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

