Form 10-Q/A
period 2024-03-31
General Enterprise Ventures, Inc.
filed 2024-08-12
CIK 894556

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

36,552,150 shares of common stock issued and outstanding as of July 31, 2024.

EXPLANATORY  NOTE

General Enterprise Ventures, Inc. (the “Company”) is filing this Amendment on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2024 (the “Original 10-A”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024, to amend the items set forth below in response to the following:

On May 3, 2024 (the “Order Date”), BF Borgers CPA PC and Benjamin F. Borgers, CPA (collectively, “Borgers”) was suspended from appearing or practicing before the Securities Exchange Commission (“SEC”).By letter to the Company dated May 9, 2024, the SEC informed the Company that it could not include audit reports or consents from Borgers in filings with the SEC on or after the Order Date. Furthermore, the SEC informed the Company that to the extent Borgers audited any portion of the financial statements required to be included in filings with the SEC on or after the Order Date, that the Company obtain a re-audit from a firm authorized to appear and practice before the SEC. Accordingly, the Company tasked its recently appointed audit firm, WWC, P.C., to undertake the re-audit of the Company’s financial statements for the year ended December 31, 2022 and to re-review the interim report for the three months ended March 31, 2023.

Except as described above and the items set forth below, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-Q updated certifications executed as of the date of this Amended 10-Q by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-Q.

Items restated in this Form 10-Q/A

The following items have been restated, as appropriate, to update as noted above:

•	Part I – Financial Information

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

 (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$433,018	$55,595

Operating Expenses
Cost of revenue (includes payments to related parties of $47,346 and $12,530, respectively and exclusive of amortization and depreciation shown separately below)	126,072	39,774
Amortization and depreciation	63,835	62,076
General and administration	140,468	74,802
Marketing	110,206	11,592
Professional fees- related party	1,468,404	72,470
Professional fees	1,160,579	210,129
Total operating expenses	3,069,564	470,843

Loss from Operations	(2,636,546)	(415,248)

Other Income (Expense)
Interest expense	(885)	(175)
Loss on settlement of debt by issuing common stock	(882,279)	-
Total other income (expense)	(883,164)	(175)

Loss from operations before taxes	(3,519,710)	(415,423)

Provision for income taxes	-	-
Net Loss	$(3,519,710)	$(415,423)

Comprehensive Loss	$(3,519,710)	$(415,423)

Net loss per common share - Basic and diluted	$(0.04)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	92,232,946	94,165,388

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

 (Unaudited)

For the three months ended March 31, 2024

	Series A		Convertible Series C						Additional		Total
	Preferred stock		Preferred stock		Common Stock		Preferred Stock	Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	to be issued	to be issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for cash	-	-	158,333	16	-	-	(320,000)	-	484,984	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	$1,000	2,471,832	$247	36,302,150	$3,630	$180,000	$90,000	$76,492,249	$(73,003,376)	$3,763,750

For the three months ended March 31, 2023

	Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	10,000,000	$10,000	950,000	$950	93,945,388	$93,945	$62,625,173	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	300	86,550	-	86,850
Net loss	-	-	-	-	-	-	-	(415,423)	(415,423)
Balance - March 31, 2023	10,000,000	$10,000	950,000	$950	94,245,388	$94,245	$62,711,723	$(59,796,823)	$3,020,095

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

	Three months ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(3,519,710)	$(415,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock-based compensation	1,702,000	86,850
Series C Preferred stock-based compensation	696,000	-
Non-cash lease expenses	19,602	15,000
Depreciation and amortization	63,835	62,076
Loss on settlement of debt	882,279	-
Changes in operating assets and liabilities:
Accounts receivable	(253,532)	-
Inventory	41,406	12,377
Prepaid expense	(792)	(6,300)
Related party advances funding operating expense	-	49,052
Accounts payable and accrued liabilities	44,554	34,463
Operating lease liabilities	(19,302)	(15,000)
Net Cash used in Operating Activities	(343,660)	(176,905)

Cash Flows from Financing Activities:
Proceeds from loan - related party	-	185,000
Proceed from issuance Series C Preferred Stock	165,000	-
Net Cash provided by Financing Activities	165,000	185,000

Change in cash	(178,660)	8,095
Cash, beginning of period	549,755	55,434
Cash, end of period	$371,095	$63,529

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for conversion and settlement of debt	$1,085,148	$-
Common stock issued for stock to be issued - management	$90,000	$-
Series C Preferred stock issued for subscription received	$320,000	$-
Cancellation comment stock -related party	$6,500	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to (Unaudited) Consolidated Financial Statements

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

Business

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States and international markets. Management is experienced in business integration and branding potential. The Company is bringing to the marketplace unique, disruptive products with significant environmental impact potential.

The Company holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire-retardant dispersion and fire inhibition chemistry and technology. The Company has obtained multiple certification and accreditations in this industry, such as being the only EPA Safer Choice approved, long-term fire retardant, UL GreenGaurd Gold, California Bioassay water approval, LENS, and in the process of USDA approval.

Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of 3,519,710 and $433,018 in revenues for the three months ended March 31, 2024, and has a working capital deficiency of $209,071 as of March 31, 2024. In addition, the Company has been dependent on related parties to fund operations and has an amount owing to related parties of $1,309,077 outstanding at March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the three months ended March 31, 2024, the Company completed financings from the issuance of Series C preferred stock, generating net proceeds of $165,000. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2023, as filed with the SEC on July 30, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiary, Mighty Fire Breaker, LLC, an Ohio Limited Liability company. Intercompany transactions and balances have been eliminated.

Restatement

For the three months ended March 31, 2023, the company restated the consolidated financial statements for the calculation of amortization on intangible assets.

The impact on the Consolidated Statement of Operations and Comprehensive Loss of the restatement is as follows:

	Three Months Ended
	March 31, 2023
	As Filed	Adjustment	As Restated
Amortization and depreciation	$-	$61,812	$61,812
Total operating expense	$395,177	$61,812	$456,989
Loss from operations	$(353,436)	$(61,812)	$(415,248)
Net loss and comprehensive loss	$(353,611)	$(61,812)	$(415,423)

The impact on the Consolidated Statement of Cash Flows of the restatement is as follows:

	Three months ended
	March 31, 2023
	As Filed	Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(353,611)	$(61,812)	$(415,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$264	$61,812	$62,076

The impact on the Consolidated Statement of Stockholders’ Equity of the restatement is as follows:

	March 31,2023
	As Filed	Adjustment	As Restated
Stockholders' Equity:
Accumulated deficit	$(59,735,011)	$(61,812)	$(59,796,823)
Total Stockholders' Equity:	$3,081,907	$(61,812)	$3,020,095

Reclassification

For the three months ended March 31,2024 and 2023, certain amounts have been reclassified to improve the clarity and comparability of the Consolidated Financial Statements. An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Loss and for the three ended March 31,2024 and 2023, to reclassify partial operating expenses to cost of revenue, and to separately disclose professional service provided by related party from line-item professional service to professional fees- related party.

The impact on the Consolidated Statement of Operations and Comprehensive Loss, with no change to the restated loss from operations or net loss, respectively, as follows:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	As Filed	Adjustment	As Reclassified	As Filed and Restated(*)	Adjustment	As Reclassified
Cost of revenue	$89,872	$(89,872)	$-	$13,854	$(13,854)	$-
Operating Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below)	-	126,072	126,072	-	39,774	39,774
Amortization and depreciation	-	63,835	63,835	61,812	264	62,076
General and administration	197,357	(56,889)	140,468	88,456	(13,654)	74,802
Marketing	110,206	-	110,206	11,592	-	11,592
Professional fees- related party	-	1,468,404	1,468,404	-	72,470	72,470
Professional fees	2,672,129	(1,511,550)	1,160,579	295,129	(85,000)	210,129
Total operating expenses	$2,979,692	$89,872	$3,069,564	$456,989	$13,854	$470,843

(*) Originally as filed for March 31, 2023 and restated for the change for amortization of intangible assets.

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

Cost of Revenue

For the three months ended March 31, 2024, and 2023, cost of revenue consists of:

	Three Months Ended
	March 31,
	2024	2023
Cost of inventory	$76,196	$26,154
Freight and shipping	2,530	1,090
Consulting and advisory - related party	4,200	9,000
Royalty and sales commission - related party	43,146	3,530
Total cost of revenue	$126,072	$39,774

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

For the three months ended March 31, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
	Shares	Shares
Convertible notes	-	194,444
Convertible Series C Preferred Stock	47,562,284	19,002,023
Convertible Series A Preferred Stock(1)	-	10,000,000,000
	47,562,284	10,019,196,467

(1)    Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 9).

For the three months ended March 31, 2024 and 2023 the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Three months ended
	March 31,
	2024	2023
Numerator:
Net Loss	$(3,519,710)	$(415,423)
Net Loss - diluted	$(3,519,710)	$(415,423)

Denominator:
Weighted average common shares outstanding	92,232,946	94,165,388
Effect of dilutive shares
Convertible notes	-	194,444
Preferred stock	47,562,284	10,019,002,023
Diluted	139,795,231	10,113,361,855

Net income per common share:
Basic	$(0.04)	$(0.00)
Diluted	$(0.03)	$(0.00)

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

During the three months ended March 31, 2024 and 2023, the amortization expense was $63,175 and $61,812, respectively.

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

Note 8 – Related Party Transactions

The related parties had material transactions for the three months ended March 31, 2024 and 2023, consist of the following:

Related Party	Nature of Relationship to the Company
A	Significant shareholdings owned by a corporation (greater than 10%)
B	Owner of related party A
C	Chief Executive Officer (CEO) of the Company
D	Company owned by related party E
E	Significant shareholder (greater than 10%)
F	MFB Ohio board advisor
G	MFB Ohio board advisor
H	MFB Ohio board advisor
I	MFB Ohio board advisor
J	MFB Ohio board advisor
K	MFB Ohio board advisor

As of March 31, 2024 and December 31, 2023, amounts owing to related parties consists as follows:

	March 31,	December 31,
Related Party	2024	2023
A	$897,197	$897,197
B	411,880	411,880
	$1,309,077	$1,309,077

During the three months ended March 31, 2024 and 2023, related party A advanced to the Company an amount of $0 and $185,000 for working capital proposes and $0 and $49,052 for operating expenses paid directly to vendors, on behalf of the Company, respectively.

As of March 31, 2024 and December 31, 2023, the Company was obliged to related parties A and B, for unsecured, non-interest-bearing demand loans with a balance of $1,309,077.

For the three months ended March 31, 2024 and 2023, expenses to related parties and their nature, consists as follows:

	Three months ended
	March 31,			Financial Statement
Related Party	2024	2023	Nature of Transaction	Line Items
C	$25,000	$-	Cash paid for management fee	General and administration
D	$16,800	$36,000	Cash paid for consulting fees	Professional fees - related party
D	$4,200	$9,000	Cash paid for consulting and advisory fees	Cost of revenue
E	$28,854	$36,470	Cash paid for management fee	Professional fees - related party
E	$43,146	$3,530	Cash paid for royalty and sales commissions	Cost of revenue
F	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
G	$429,900	$-	500,000 shares of common stock issued for advisory fee	Professional fees - related party
H	$128,970	$-	150,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$348,000	$-	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
K	$85,980	$-	100,000 shares of common stock issued for advisory fee	Professional fees - related party

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

During the three months ended March 31, 2024, the Company issued 3,756,762 shares of Common Stock and cancelled 65,000,000 shares as follow;

•	2,000,000 shares issued for services, valued at $1,702,000 at market price on issuance date.

•	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.

•	250,000 shares for stock to be issued, to a company director, originally valued at $90,000.

•	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

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

Note 10– Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10.0% derived from gross invoiced sales of MFB products excluding funds received for sales and use tax (see Notes 1 and 4).

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

Our operating results for the three months ended March 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the three months ended March 31, 2024, and the three months ended March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	Change
Revenue	$433,018	$55,595	$377,423
Operating expenses	$3,069,564	$470,843	$2,598,721
Other expense	$883,164	$175	$882,989
Net loss	$(3,519,710)	$(415,423)	$(3,104,287)

Revenue

The Company’s revenue is associated with revenue from Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio’) which acquired intellectual property to fire suppression in April 2022. During the three months ended March 31,2024, the revenue increased $377,423 over the three months ended March 31, 2023, due to MFBs EPA approval and the filing of additional patents. With the EPA approval, MFB started the marketing phase of the company’s evolution.  MFB started selling directly to fire departments and launched its proactive wild-fire defense systems and is gaining momentum with commercial customers, along with attempting to influence the insurance industry to the benefit of consumers.

The net loss for the three months ended March 31, 2024 increased by $3.1 million as compared to the three months ended March 31,2023 primarily due to the increase in operating expenses, largely from stock-based compensation awards and loss on settlement of debt.

Operating Expenses

	Three Months Ended
	March 31,
	2024	2023	Change	%
Cost of revenue	$126,072	$39,774	$86,298	217%
Amortization and depreciation	63,835	62,076	1,759	3%
General and administration	140,468	74,802	65,666	88%
Marketing	110,206	11,592	98,614	851%
Professional fees- related party	1,468,404	72,470	1,395,934	1926%
Professional fees	1,160,579	210,129	950,450	452%
Total operating expenses	$3,069,564	$470,843	$2,598,721	552%

Cost of revenue

	Three Months Ended
	March 31,
	2024	2023	Change	%
Cost of inventory	$76,196	$26,154	$50,042	191%
Freight and shipping	2,530	1,090	1,440	132%
Consulting and advisory	4,200	9,000	(4,800)	-53%
Royalty and sales commission	43,146	3,530	39,616	1122%
Total cost of revenue	$126,072	$39,774	$86,298	217%

The increase in operating expenses was primarily attributed to stock -base management compensation of $1,422,750, stock-based services companion of $975,250, marketing expenses of $98,614, cost of revenue of $86,298 and general and administrative expenses of $65,666.

During the three months ended March 31, 2024, the cost of revenue increase 86,298 over the three months ended March 31, 2023, primarily due to increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTech™ product and various components required to for installation of Mighty Firese Breaker proactive fire systems. Cost of inventory increased during the three months ended March 31, 2024 primarily due to an increase in product sales and supplies and royalty and commission, from increased sales.

Royality and sales commissions increased in the three months ended March 31,2024 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue.

Professional fees

The increase in professional fees during the three months ended March 31, 2024 of $2.3 million over March 31, 2023, is primarily due to stock-based compensation of $1.7 million.

Other Expenses

For the three months ended March 31, 2024, and 2023, the other expenses consisted of $885 and $175 interest related to convertible note payable and loss on settlement of debt of $882,000 and $0, respectively.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023	Change
Cash	$371,095	$549,755	$(178,660)

Current Assets	$1,252,314	$1,218,056	$34,258
Current Liabilities	$1,461,385	$1,617,785	$(156,400)
Working Capital (Deficiency)	$(209,071)	$(399,729)	$190,658

The increase in working capital in 2024 was primarily the result of an increase in accounts receivable of $254,000, prepaid expenses of $800 and a decrease in cash of $179,000 and inventory of 41,000 offset by an increase in accounts payable and accrued liabilities of $16,000 operating lease liability -current portion of $2,000, a decrease in promissory note of $120,000 and convertible note of $54,000.

As of March 31, 2024, and December 31, 2023, the current assets consisted primarily of cash, inventory of $189,000 and $230,000, accounts receivable of $681,000 and $427,000, and prepaid expenses of $11,000 and $11,000, respectively.

As of March 31, 2024, and December 31, 2023, the current liabilities consisted of accounts payable and accrued liabilities of $70,000 and $55,000, due to related party of $1.3 million and $1.3 million, convertible note of $0 and $54,000, promissory note of $0 and $120,000 and current portion of operating lease liability of $82,000 and $80,000, respectively.

Cash Flows

	Three months ended
	March 31,
	2024	2023
Cash used in operating activities	$(343,660)	$(176,905)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$165,000	$185,000
Net Change in Cash	$(178,660)	$8,095

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the three months ended March 31, 2024, net cash flows used in operating activities consisted of a net loss of $3.5 million, reduced by stock-based compensation of $1.702,000, non-cash lease expenses of $20,000, amortization and depreciation of $64,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $188,000.

For the three months ended March 31, 2023, net cash flows used in operating activities consisted of a net loss of $415,000, reduced by stock-based compensation of $87,000, amortization and depreciation of $62,000, non-cash lease expenses of $15,000 and reduced by net changes in operating assets and liabilities of $74,000.

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

Contractual Obligations

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of March 31, 2023:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q/A.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q/A, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.
(Registrant)

Dated: August 9, 2024	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

