Form 10-Q
period 2024-06-30
General Enterprise Ventures, Inc.
filed 2024-08-19
CIK 894556

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

36,552,150 shares of common stock issued and outstanding as of August 12, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$546,555	$549,755
Accounts receivable	650,871	427,433
Inventory	192,081	230,197
Prepaid expenses	11,462	10,671
Deferred offering costs	34,675	-
Total Current Assets	1,435,644	1,218,056

Non-Current Assets
Equipment, net	6,365	7,299
Intangible assets	3,822,440	3,948,106
Operating lease right-of-use asset	90,164	129,683
Total Assets	$5,354,613	$5,303,144

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$100,746	$54,572
Promissory note	-	120,000
Convertible note payable	-	54,000
Due to related parties	1,251,257	1,309,077
Advances for convertible notes to be issued	695,000	-
Operating lease liability - current portion	83,998	80,136
Total Current Liabilities	2,131,001	1,617,785

Non-current Liability
Operating lease liability	7,266	50,047

Total Liabilities	2,138,267	1,667,832

Stockholders' Equity
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 5,000,000 shares, 2,546,831 and 2,273,499 issued and outstanding, respectively	254	227
Common Stock par value $0.0001, authorized 1,000,000,000 shares, 36,552,150 and 97,545,388 shares issued and outstanding, respectively	3,655	9,755
Additional paid-in capital	76,832,217	72,427,996
Common Stock to be issued - 500,000 and 500,000 shares, respectively	290,000	180,000
Subscription received - 0 and 183,333 shares of Series C Preferred stock to be issued, respectively	-	500,000
Accumulated deficit	(73,910,780)	(69,483,666)
Total Stockholders' Equity	3,216,346	3,635,312
Total Liabilities and Stockholders' Equity	$5,354,613	$5,303,144

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$198,669	$28,355	$631,687	$83,950

Operating Expenses
Cost of revenue (including payments to related parties of $73,136 and $27,165, respectively and exclusive of amortization and depreciation shown separately below)	89,939	28,576	216,011	68,351
Amortization and depreciation	62,765	62,079	126,600	124,155
General and administration	199,459	76,886	339,927	151,678
Advertising and marketing	247,170	28,217	357,376	39,818
Professional fees- related party	65,210	84,365	1,533,614	156,835
Professional fees	441,530	165,518	1,602,109	375,647
Total operating expenses	1,106,073	445,641	4,175,637	916,484

Loss from Operations	(907,404)	(417,286)	(3,543,950)	(832,534)

Other Expense
Interest expense	-	(584)	(885)	(759)
Loss on settlement of debt by issuing common stock	-	-	(882,279)	-
Total other expense	-	(584)	(883,164)	(759)

Loss from operations before taxes	(907,404)	(417,870)	(4,427,114)	(833,293)

Provision for income taxes	-	-	-	-
Net Loss	$(907,404)	$(417,870)	$(4,427,114)	$(833,293)

Comprehensive Loss	(907,404)	(417,870)	$(4,427,114)	$(833,293)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.07)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	36,387,315	97,350,883	64,310,131	95,766,935

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

 (Unaudited)

For the Three and Six Months ended June 30, 2024

	Convertible Series A		Convertible Series C				Preferred	Common	Additional		Total
	Preferred stock		Preferred stock		Common Stock		Stock to be	Stock to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for preferred stock to be issued	-	-	108,333	11	-	-	(320,000)	-	319,989	-	-
Series C Preferred Stock issued for cash	-	-	50,000	5	-	-	-	-	164,995	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	1,000	2,471,832	247	36,302,150	3,630	180,000	90,000	76,492,249	(73,003,376)	3,763,750

Series C Preferred Stock issued for preferred stock to be issued	-	-	74,999	7	-	-	(180,000)	-	179,993	-	-
Common stock issued for services	-	-	-	-	250,000	25	-	-	159,975	-	160,000
Common stock to be issued for services	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	(907,404)	(907,404)
Balance - June 30, 2024	10,000,000	$1,000	2,546,831	$254	36,552,150	$3,655	$-	$290,000	$76,832,217	$(73,910,780)	$3,216,346

For the Three and Six Months ended June 30, 2023

	Convertible Series A		Convertible Series C				Common	Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	to be issued	Capital	Deficit	(Deficit)

Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$-	$62,719,578	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	30	-	86,820	-	86,850
Net loss	-	-	-	-	-	-	-	-	(415,423)	(415,423)
Balance - March 31, 2023	10,000,000	1,000	950,000	95	94,245,388	9,425	-	62,806,398	(59,796,823)	3,020,095

Shares to be issued, subscription received	-	-	-	-	-	-	179,600	-	-	179,600
Common stock issued for services	-	-	-	-	300,000	30	-	59,970	-	60,000
Conversion of Convertible Series C Preferred stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	-	(285)	-	-
Net loss	-	-	-	-	-	-	-	-	(417,870)	(417,870)
Balance - June 30, 2023	10,000,000	$1,000	800,000	$80	97,545,388	$9,755	$179,600	$62,866,083	$(60,214,693)	$2,841,825

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(4,427,114)	$(833,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,062,000	146,850
Series C Preferred stock-based compensation	696,000	-
Non-cash lease expenses	39,519	30,000
Depreciation and amortization	126,600	124,155
Loss on settlement of debt	882,279	-
Changes in operating assets and liabilities:
Accounts receivable	(223,438)	-
Inventory	38,116	10,909
Prepaid expense	(791)	(20,099)
Related party advances funding operating expense	2,180	200,836
Accounts payable and accrued liabilities	75,043	(53,248)
Operating lease liabilities	(38,919)	(30,000)
Net Cash used in Operating Activities	(768,525)	(423,890)

Cash Flows from Financing Activities:
Advances received for convertible notes to be issued	695,000	-
Deferred offering cost	(34,675)	-
Proceeds from loan - related party	-	275,000
Repayment of loan- related party	(60,000)	-
Proceed from issuance Series C Preferred Stock	165,000	-
Proceed from stock subscription	-	179,600
Net Cash provided by Financing Activities	765,325	454,600

Change in cash	(3,200)	30,710
Cash, beginning of period	549,755	55,434
Cash, end of period	$546,555	$86,144

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for services	$1,862,000	$146,850
Common stock to be issued for services	$200,000	$-
Series C Preferred stock issued for services	$696,000	$-
Common stock issued upon conversion of Series C Preferred stock	$-	$300
Common stock issued for conversion and settlement of debt	$1,085,148	$-
Common stock issued for stock to be issued - management	$90,000	$-
Series C Preferred stock issued for subscription received	$500,000	$-
Cancellation comment stock - related party	$6,500	$-
Reclassification of due to related party to convertible note	$-	$19,000

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

In addition, on November 14, 2022, the Company formed Mighty Fire Breaker UK Limited (“MFB UK” and together with MFB Ohio, collectively, “MFB”). MFB has 56 patents pertaining to its CitroTech MFB 31 Technology™ (“CitroTech” or the “MFB Technology”) for the prevention and spread of wildfires. When CitroTech is applied it converts flammable fuels like dry native vegetation and wood  into non-combustible materials. During the third quarter of 2022 the Company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor. The Company continues to pursue accreditations such as the Missoula Testing approval for selling products to the government. Currently, MFB Ohio is involved in installing commercial and large residential Proactive Wildfire Prevention Systems.

Effective June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation, while the Company contemplates the opportunity to enter the wildfire insurance markets relating to the Company’s flame retardant and flame suppression products.

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

Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of $4,427,114 on $631,687 of revenues for the six months ended June 30, 2024 and has a working capital deficiency of $695,357 as of June 30, 2024. In addition, the Company has been dependent on related parties to fund operations and has an amount owing to related parties of $1,251,257 outstanding at June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the six months ended June 30, 2024, the Company completed financings from the issuance of Series C preferred stock, common stock, advances and relate party loans, generating net proceeds of $802,180. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

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

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiaries, Mighty Fire Breaker, LLC, an Ohio Limited Liability company and GEVI Insurance Holdings Inc., an Ohio corporation. Intercompany transactions and balances have been eliminated.

Restatement

For the three and six months ended June 30, 2023, the company restated the Consolidated Financial Statements for the calculation of amortization on intangible assets.

The impact on the Consolidated Statement of Operations and Comprehensive Loss of the restatement is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	As Filed	Adjustment	As Restated	As Filed	Adjustment	As Restated
Amortization and depreciation	$267	$61,812	$62,079	531	123,624	124,155
Total operating expense	$378,936	$61,812	$440,748	774,113	123,624	897,737
Loss from operations	$(355,474)	$(61,812)	$(417,286)	(708,910)	(123,624)	(832,534)
Net loss	$(356,058)	$(61,812)	$(417,870)	(709,669)	(123,624)	(833,293)

The impact on the Consolidated Statement of Cash Flows of the restatement is as follows:

	Six Months Ended
	June 30,2023
	As Filed	Adjustment	As Restated

Cash Flows from Operating Activities:
Net loss	$(709,669)	$(123,624)	$(833,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531	123,624	124,155
Net Cash used in Operating Activities	$(423,890)	$-	$(423,890)

The impact on the Consolidated Statement of Stockholders’ Equity of the restatement is as follows:

	June 30, 2023
	As Filed	Adjustment	As Restated
Stockholders' equity:
Accumulated deficit	$(60,091,069)	$(123,624)	$(60,214,693)
Total stockholders' equity	$2,965,449	$(123,624)	$2,841,825

Reclassification

For the three and six months ended June 30, 2023, certain amounts have been reclassified to improve the clarity and comparability of the Consolidated Financial Statements. An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Loss and for the three and six months ended June 30,2023, to reclassify partial operating expenses to cost of revenue, and to separately disclose professional service provided by related party from line-item professional service to professional fees- related party.

The impact on the Consolidated Statement of Operations and Comprehensive Loss, with no change to the restated loss from operations or net loss, respectively, as follows:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	As Filed and Restated (*)	Adjustment	As Reclassified	As Filed and Restated (*)	Adjustment	As Reclassified

Cost of revenue	$4,893	$(4,893)	$-	$18,747	$(18,747)	$-
Operating Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below)	-	28,576	28,576	-	68,351	68,351
Amortization and depreciation	62,079	-	62,079	124,155	-	124,155
General and administration	114,151	(37,265)	76,886	213,935	(62,257)	151,678
Marketing	-	28,217	28,217	-	39,818	39,818
Professional fees- related party	-	84,365	84,365	-	156,835	156,835
Professional fees	264,518	(99,000)	165,518	559,647	(184,000)	375,647
Total operating expenses	$440,748	$4,893	$445,641	$897,737	$18,747	$916,484

Loss from Operations	$(417,286)	$-	$(417,286)	$(832,534)	$-	$(832,534)

(*) Originally as filed for June 30, 2023, and restated for the change for amortization of intangible assets.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at June 30, 2024 and December 31, 2023. The Company had cash of $546,555 and $549,755 at June 30, 2024 and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was $296,555. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of June 30, 2024, and December 31, 2023, the Company had no allowance for doubtful accounts.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of June 30, 2024, and December 31, 2023, the Company held inventories of $192,081 and $230,197, respectively. The Company did not write-off any inventories as unsalable during the six months ended June 30, 2024, and 2023.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

As of June 30, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	June 30	December 31
	2024	2023
Legal fees	$34,675	$-

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, due to related parties and loans payable, are carried at historical cost. At June 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cost of Revenue

For the three and six months ended June 30, 2024 and 2023, cost of revenue consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of inventory	$58,529	$4,607	$134,725	$30,761
Freight and shipping	5,620	9,334	8,150	10,425
Consulting and advisory-related party	6,200	11,800	10,400	20,800
Royalty and sales commission-related party	19,590	2,835	62,736	6,365
Total cost of revenue	$89,939	$28,576	$216,011	$68,351

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

For the six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2024	2023
	Shares	Shares
Convertible notes	-	300,000
Convertible Series C Preferred Stock	49,059,894	18,930,320
Convertible Series A Preferred Stock(1)	-	10,000,000,000
	49,059,894	10,019,230,320

(1)    Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 10).

For the three and six months ended June 30, 2024 and 2023, the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(907,404)	$(417,870)	$(4,427,114)	$(833,293)
Net loss - diluted	$(907,404)	$(417,870)	$(4,427,114)	$(833,293)

Denominator:
Weighted average common shares outstanding	36,387,315	97,350,883	64,310,131	95,766,935
Effect of dilutive shares	-	-	-	-
Convertible notes	-	300,000	-	300,000
Preferred stock	50,559,528	10,018,858,616	49,059,894	10,018,930,320
Diluted	86,946,843	10,116,509,499	113,370,025	10,114,997,255

Net loss per common share:
Basic	$(0.02)	$(0.00)	$(0.07)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Note 3 – Equipment

At June 30, 2024 and December 31, 2023, equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Cost:
Furniture and equipment	$9,366	$9,365
Less: accumulated depreciation	(3,001)	(2,066)
Property and equipment, net	$6,365	$7,299

For the three and six months ended June 30, 2024, and 2023, depreciation consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation	$274	$267	$934	$531

Note 4 – Intangible Assets

In 2022, the Company acquired the intellectual property of MFB California, 19 patents centered around its MFB Technology for the prevention and spread of wildfires.

As of June 30, 2024 and December 31, 2023, finite lived intangible assets consisted of the following:

	June 30,	December 31
	2024	2023
Patents	$4,195,353	$4,195,353
Accumulated amortization	(372,913)	(247,247)
Intangible assets, net	$3,822,440	$3,948,106

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,
2024 (excluding the six months ended June 30, 2024)	$122,949
2025	247,931
2026	247,931
2027	247,931
2028	247,931
Thereafter	2,707,767
$3,822,440

As of June 30, 2024, the weighted-average useful life is 16.00 years.

For the three and six months ended June 30, 2024 and 2023, amortization expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization	$62,491	$61,812	$125,666	$123,624

Note 5 – Lease

We had one operating lease for our corporate office and warehouse and three short term leases for executive office and storage facilities.

In March 2022, the Company entered into an operating lease for the office, with the term of 18 months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

For the three and six months ended June 30, 2024 and 2023, right-of-use asset and lease information about the Company’s operating lease consist of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
The components of lease expense were as follows:
Operating lease cost	$21,498	$15,000	$42,996	$30,000
Short-term lease cost	17,348	717	20,041	3,468
Variable lease cost	11,582	3,900	11,282	7,800
Total lease cost	$50,428	$19,617	$74,319	$41,268

Supplemental cash flow information related to leases was as follows:
	Six Months Ended
	June 30,
	2024	2023
Cash paid for operating cash flows from operating leases	$54,278	$37,800

Weighted-average remaining lease term - operating leases (year)	1.08	0.17
Weighted-average discount rate — operating leases	6.50%	5.50%

Supplemental balance sheet information related to leases consists of:

	June 30,	December 31,
	2024	2023
Operating lease right-of-use asset	$90,164	$129,683

Operating lease liabilities:
Current portion	$83,998	$80,136
Non-current portion	7,266	50,047
	$91,264	$130,183

The following table outlines maturities of our lease liabilities as of June 30, 2024:

Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$43,396
2025	50,862
Thereafter	-
94,258
Less: Imputed interest	(2,994)
Operating lease liabilities	$91,264

Note 6 – Convertible Note

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share.  As of June 30, 2024, and December 31, 2023, following is the summary of funds received from the lender:

	Principal		Interest	June 30,	December 31,
Payment date	Amount	Maturity date	Rate	2024	2023
August 11, 2022	$18,000	2/11/2023	2%	$-	$18,000
September 2, 2022	$17,000	3/2/2023	2%	-	17,000
April 1, 2023	$19,000	Due on demand	2%	-	19,000
Total Convertible notes				$-	$54,000
Current portion				-	(54,000)
Long -term portion				$-	$-

During the six months ended June 30, 2024, the Company settled liabilities of $23,400 and converted notes with principal amounts of $54,000 and accrued interest of $1,702 into 456,762 shares of common stock. The fair market value of the common shares converted was $126,655 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $103,255.

During the six months ended June 30, 2024 and 2023, the Company recognized interest expenses of $135 and $759, respectively. As of June 30, 2024 and December 31, 2023, the Company owned principal of $0 and $54,000 and accrued interest of $0 and $1,567, respectively.

Note 7 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. The Company received $120,000 from the lender on July 3, 2023. During the six months ended June 30, 2024 and 2023, the Company recognized $750 and $0 interest.

During the six months ended June 30, 2024, the Company settled the promissory note with principal amount of $120,000 and accrued interest of $3,767 into 1,050,000 shares of common stock. The fair market value of the common shares converted was $902,790 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $779,024.

Note 8 – Related Party Transactions

The related parties that had material transactions for the three and six months ended June 30, 2024 and 2023, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation – a significant shareholder
B	Owner of related party A
C	Chief Executive Officer (CEO) of the Company
D	A California Corporation owned by related party E
E	Significant shareholder
F	MFB Ohio board advisor
G	MFB Ohio board advisor
H	MFB Ohio board advisor
I	MFB Ohio board advisor
J	MFB Ohio board advisor
K	MFB Ohio board advisor

As of June 30, 2024 and December 31, 2023, amounts owing to related parties consists as follows:

	June 30,	December 31,
Related Party	2024	2023
A	$839,377	$897,197
B	411,880	411,880
	$1,251,257	$1,309,077

During the six months ended June 30, 2024 and 2023, related party A advanced to the Company an amount of $0 and $275,000 for working capital proposes and $2,180 and $200,836 for operating expenses paid directly to vendors, on behalf of the Company, respectively. During the six months ended June 30, 2024 and 2023, the Company repaid $60,000 and $0 owing to the related party A, respectively.

For the three months ended June 30, 2024 and 2023, expenses to related parties and their nature consists of:

	Three months ended
	June 30,
Related Party	2024	2023	Nature of Transaction	Financial Statement Line Item
D	$24,800	$47,200	Cash paid for consulting fees	Professional fees - related party
D	$6,200	$11,800	Cash paid for consulting and advisory fees	Cost of revenue
E	$40,410	$37,165	Cash paid for management fee	Professional fees - related party
E	$19,590	$2,835	Cash paid for royalty and sales commissions	Cost of revenue

For the three months ended June 30, 2024 and 2023, expenses to related parties and their nature consists of:

	Six Months Ended
	June 30,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
C	$25,000	$-	Cash paid for management fee	General and administration
D	$41,600	$83,200	Cash paid for consulting fees	Professional fees - related party
D	$10,400	$20,800	Cash paid for consulting and advisory fees	Cost of revenue
E	$69,264	$73,635	Cash paid for management fee	Professional fees - related party
E	$62,736	$6,365	Cash paid for royalty and sales commissions	Cost of revenue
F	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
G	$429,900	$-	500,000 shares of common stock issued for advisory fee	Professional fees - related party
H	$128,970	$-	150,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$348,000	$-	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
K	$85,980	$-	100,000 shares of common stock issued for advisory fee	Professional fees - related party

Note 9 – Advances for Convertible Notes to be Issued

During the six months ended June 30, 2024, the Company obtained $695,000 from eleven (11) lenders in cash for issuance of convertible promissory notes and warrants. As of June 30, 2024, the Company has not issued convertible promissory notes and warrants agreements, and all of the funds would have been returned if a certain threshold of investment had not been achieved.

Note 10 – Stockholders’ Equity

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

As of June 30, 2024, and December 31, 2023, there were 10,000,000 shares of Series A Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2024, the Company issued 273,332 shares of Series C Preferred Stock as follow;

•	183,332 shares issued for stock payable of $500,000.
•	50,000 shares for $165,000 cash subscription.
•	40,000 issued for services, valued at $696,000 at market price on issuance date.

Subscription received

During the year ended December 31, 2023, the Company received $500,000 for subscription of 183,332 shares of Series C Preferred Stock. As of December 31, 2023, 183,332 shares were not issued and are recorded as preferred stock to be issued with value of $500,000 in equity.

During the six months ended June 30, 2024, the Company issued 183,332 shares of Series C Preferred Stock.

As of June 30, 2024 and December 31, 2023, there were 2,546,831 and 2,273,499 shares of the Company’s Convertible Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2024, the Company issued 4,006,762 shares of Common Stock and cancelled 65,000,000 shares as follow:

•	2,250,000 shares issued for services, valued at $1,862,000 at market price on issuance date.
•	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.
•	250,000 shares issued for common stock to be issued from fiscal year ended 2023 – to a director of the Company.
•	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

As of June 30, 2024 and December 31, 2023, there were 36,552,150 and 97,545,388 shares of the Company’s common stock issued and outstanding, respectively.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Awards (“RSAs”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the six months ended June 30, 2024:

	Restricted Stock Award	Weighted-Average Grant Price
Balance, December 31, 2023	70,000,000	$0.03
Granted	-	-
Vested	-	-
Cancelled	(65,000,000)	0.03
Balance, June 30, 2024	5,000,000	$0.03

As of December 31, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022. During the six months ended June 30, 2024, 65,000,000 shares were cancelled.

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000. During the six months ended June 30, 2024, the Company issued 250,000 shares of common stock and settled common stock to be issued of $90,000.

On April 22, 2024, the Company entered into an advisory and consulting agreement for a period of twelve (12) months with share compensation of 250,000 shares of common stock upon signing the agreement. The Company valued the 250,000 shares based on market value at signing of the agreement, in the amount of $ 200,000. As of June 30, 2024, the Company did not issue the shares, and recorded this as common stock to be issued as a component of stockholders’ equity.

As of June 30, 2024 and December 31, 2023, 500,000 and 500,000 shares were not yet issued and are recorded as common stock to be issued of $290,000 and $180,000 in equity, respectively.

Note 11– Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10.0% derived from gross invoiced sales of MFB products excluding funds received for sales and use tax (see Notes 1 and 4).

On April 22, 2024, the Company entered into an advisory and consulting agreement for a period of 12 months with monthly fees of $14,500, success fees of 4.5% of the total value of any non-financing contract, finder fees of 4.5% of total value of the financing transactions (payable to the Company’s broker-dealer) and share compensation of 250,000 shares of common stock upon signing the agreement, recorded as common stock to be issued.

Note 12 – Concentration

As of June 30, 2024, and December 31, 2023, and for six months ended June 30, 2024, and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For the Six Months Ended		Accounts Receivable
	June 30		June 30	December 31
	2024	2023	2024	2023
Customer A	19.36%	-	-
Customer B	17.56%	-	17.00%	-
Customer C	13.97%	-	13.52%	-
Customer D	25.08%	-	24.28%	39.77%
Customer E	-	-	15.08%	53.82%
Customer F	-	53.01%	-	-
Customer G	-	41.35%	-	-
Total (as a group)	75.97%	94.35%	69.87%	93.60%

Purchase and accounts payable

	Percentage of Purchase		Percentage of
	For the Six Months Ended		Accounts Payable
	June 30		June 30	December 31
	2024	2023	2024	2023
Supplier A	15.77%	80.44%	-	-
Supplier B	-	19.56%	-	-
Supplier C	59.35%	-	-	-
Total (as a group)	75.11%	100.00%	-	-

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

Note 13 – Subsequent Events

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

During July and August 2024, the Company issued senior convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 10%. The Convertible Notes mature twelve (12) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

The Convertible Notes include a conversion feature. The Conversion price is the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a Qualified Financing.  Qualified Financing means the Company’s sale of its common stock pursuant to a registration statement filed with and declared effective by the commission and the listing of the common stock in connection with an uplist to a national securities exchange. In the event that, prior to the maturity date, the VWAP per share of Company common stock does not trade below $1.50 for thirty (30) consecutive trading days, then, subject to the limitations on conversion, this Convertible Notes shall automatically convert on the next trading day immediately following the trading period into the number of shares of Company common stock determined by dividing the conversion amount by the conversion price.

In connection with the issuance of the Convertible Notes, the Company issued common stock purchase warrants to the holders of the Convertible Notes (the “Warrants”). The Warrants give the holders the right, but not the obligation, to purchase shares of the Company. The exercise price of the Warrants is $0.50 per share. The Warrants expire five (5) years from the issue date.

•	The Company issued convertible notes and warrant, in July and August 2024 for $1,171,000, of which $695,000 was advanced on or before June 30, 2024 (Note 9)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended June 30, 2024, which are included herein.

Our operating results for the three and six months ended June 30, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the three months ended June 30, 2024 and the three months ended June 30, 2023

	Three Months Ended
	June 30,
	2024	2023	Change
Revenue	$198,669	$28,355	$170,314
Operating expenses	1,106,073	445,641	660,432
Other expense	-	584	(584)
Net loss	$(907,404)	$(417,870)	$489,534

Revenue

The Company’s revenue is associated with revenue from Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio’) which acquired intellectual property to fire suppression in April 2022. During the three months ended June 30, 2024, the revenue increased $170,314 over the three months ended June 30, 2023, due to MFBs EPA approval and the filing of additional patents. With the EPA approval, MFB started the marketing phase of the Company’s evolution.  MFB started selling directly to fire departments and launched its proactive wild-fire defense systems and is gaining momentum with commercial customers, along with attempting to influence the insurance industry to the benefit of consumers.

Operating Expenses

	Three Months Ended
	June 30,
	2024	2023	Change	%
Cost of revenue	$89,939	$28,576	$61,363	215%
Amortization and depreciation	62,765	62,079	686	1%
General and administration	199,459	76,886	122,573	159%
Advertising and marketing	247,170	28,217	218,953	776%
Professional fees	506,740	249,883	256,857	103%
Total operating expenses	$1,106,073	$445,641	$660,432	148%

The increase in operating expenses was primarily attributed to cost of revenue of $61,000, professional fees of $257,000, advertising and marketing of $219,000 and general and administrative expenses of $123,000.

Cost of revenue

	Three Months Ended
	June 30,
	2024	2023	Change	%
Cost of inventory	$58,529	$4,607	$53,922	1170%
Freight and shipping	5,620	9,334	(3,714)	(40%)
Consulting and advisory - related party	6,200	11,800	(5,600)	(47%)
Royalty and sales commission - related party	19,590	2,835	16,755	591%
Total cost of revenue	$89,939	$28,576	$61,363	215%

During the three months ended June 30, 2024, the cost of revenue increased $61,000 over the three months ended June 30, 2023, primarily due to an increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTech™ product and various components required to for installation of Mighty Firebreaker proactive wildfire defense systems. Cost of inventory increased during the three months ended June 30, 2024, primarily due to an increase in product sales and supplies and royalty and commission, from increased sales.

Royality and sales commissions increased in the three months ended June 30, 2024 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue.

Professional fees

The increase in professional fees during the three months ended June 30, 2024, of $257,000 over June 30, 2023, is primarily due to stock-based services compensation of $200,000 and professional fees of $57,000 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Advertising and marketing

The increase in advertising and marketing during the three months ended June 30, 2024, of $219,000 over June 30, 2023, is primarily due to stock-based service compensation of $160,000 and increased expenses to support revenue growth.

Other Expenses

For the three months ended June 30, 2023, the other expense consisted of interest related to convertible note payable.

Net loss

The net loss for the three months ended June 30, 2024, increased by $490,000 as compared to the three months ended June 30,2023 primarily due to the increase in operating expenses, primarily from stock-based compensation and professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

 Results of Operations for the six months ended June 30, 2024 and the six months ended June 30, 2023

	Six Months Ended
	June 30,
	2024	2023	Change
Revenue	$631,687	$83,950	$547,737
Operating expenses	4,175,637	916,484	3,259,153
Other expenses	883,164	759	882,405
Net loss	$(4,427,114)	$(833,293)	$3,593,821

Revenue

The Company’s revenue is associated with revenue from Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio’) which acquired intellectual property to fire suppression in April 2022. During the six months ended June 30, 2024, the revenue increased $548,000 over the six months ended June 30, 2023, due to MFB Ohio’s EPA approval and the filing of additional patents. With the EPA approval, MFB Ohio started the marketing phase of the company’s evolution.  MFB Ohio started selling directly to fire departments and launched its proactive wild-fire defense systems and is gaining momentum with commercial customers, along with attempting to influence the insurance industry to the benefit of consumers.

Operating Expenses

	Six Months Ended
	June 30,
	2024	2023	Change	%
Cost of revenue	$216,011	$68,351	$147,660	216%
Amortization and depreciation	126,600	124,155	2,445	2%
General and administration	339,927	151,678	188,249	124%
Advertising and marketing	357,376	39,818	317,558	798%
Professional fees	3,135,723	532,482	2,603,241	489%
Total operating expenses	$4,175,637	$916,484	$3,259,153	356%

The increase in operating expenses was primarily attributed to increases in cost of revenue of $148,000, professional fees of $2.6 million, advertising and marketing of $318,000 and general and administrative expenses of $188,000.

Cost of revenue

	Six Months Ended
	June 30,
	2024	2023	Change	%
Cost of inventory	$134,725	$30,761	$103,964	338%
Freight and shipping	8,150	10,425	(2,275)	(22%)
Consulting and advisory-related party	10,400	20,800	(10,400)	(50%)
Royalty and sales commission-related party	62,736	6,365	56,371	886%
Total cost of revenue	$216,011	$68,351	$147,660	216%

During the six months ended June 30, 2024, the cost of revenue increased $148,000 over the six months ended June 30, 2023, primarily due to an increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTech™ product and various components required to for installation of Mighty Firebreaker proactive wildfire defense systems. Cost of inventory increased during the six months ended June 30, 2024, primarily due to an increase in product sales and supplies and royalty and commission, from increased sales.

Royality and sales commissions increased in the six months ended June 30, 2024 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue.

Professional fees

The increase in professional fees during the six months ended June 30, 2024, of $2.6 million over June 30, 2023, is primarily due to stock-base management compensation of $1.4 million and stock-based services compensation of $1.2 million.

Advertising and marketing

The increase in advertising and marketing during the six months ended June 30, 2024, of $318,000 over June 30, 2023, is primarily due to stock-based compensation for services of $160,000 and increased expenses to support revenue growth.

Other Expenses

For the six months ended June 30, 2024 and 2023, the other expenses consisted of $885 and $759 interest related to convertible note payable and loss on settlement of debt of $882,279 and $0, respectively.

Net loss

The net loss for the six months ended June 30, 2024, increased by $3.6 million as compared to the six months ended June 30, 2023 primarily due to the increase in operating expenses, primarily from stock-based compensation and professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

	June 30,	December 31,
	2024	2023	Change
Cash	$546,555	$549,755	$(3,200)

Current Assets	$1,435,644	$1,218,056	$217,588
Current Liabilities	$2,131,001	$1,617,785	$513,216
Working Capital (Deficiency)	$(695,357)	$(399,729)	$(295,628)

The increase in working capital deficiency in 2024 was primarily the result of an increase in accounts receivable of $223,000, prepaid expenses of $791, deferred offering cost of $35,000 and a decrease in cash of $3,200, inventory of 38,000 offset by an increase in accounts payable and accrued liabilities of $46,000, operating lease liability-current portion of $3,900, advances payable of $695,000 and a decrease in promissory note of $120,000, convertible note of $54,000 and due to related party of $58,000.

As of June 30, 2024, and December 31, 2023, the current assets consisted of cash of $547,000 and $550,000, inventory of $192,000 and $230,000, accounts receivable of $651,000 and $427,000, prepaid expenses of $11,000 and $11,000, and deferred offering costs of $35,000 and $0 respectively.

As of June 30, 2024, and December 31, 2023, the current liabilities consisted of accounts payable and accrued liabilities of $101,000 and $55,000, due to related parties of $1.3 million and $1.3 million, convertible note of $0 and $54,000, promissory note of $0 and $120,000, advances of $695,000 and $0, and operating lease liability-current portion of $84,000 and $80,000, respectively.

Cash Flows

	Six Months Ended
	June 30,
	2024	2023
Cash used in operating activities	$(768,525)	$(423,890)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$765,325	$454,600
Net Change In Cash	$(3,200)	$30,710

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the six months ended June 30, 2024, net cash flows used in operating activities consisted of a net loss of $4.4 million, reduced by stock-based compensation of $2.8 million , non-cash lease expenses of $40,000, amortization and depreciation of $127,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $148,000.

For the six months ended June 30, 2023, net cash flows used in operating activities consisted of a net loss of $833,000, reduced by stock-based compensation of $147,000, amortization and depreciation of $124,000, non-cash lease expenses of $30,000 and reduced by net changes in operating assets and liabilities of $108,000.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2024 and 2023.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock, $695,000 advances received from eleven (11) lenders in cash for issuance of convertible promissory notes and warrants, $35,000 deferred offering cost payment and $65,000 repayment of loan -related party.

For the six months ended June 30, 2023, net cash provided by financing activities consisted of $275,000 received from a related party and $179,600 received from Series C Preferred Stock subscription.

Contractual Obligations

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of June 30, 2024:

Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$43,396
2025	50,862
Thereafter	-
94,258
Less: Imputed interest	(2,994)
Operating lease liabilities	$91,264

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, the Company issued 273,332 shares of Series C Preferred Stock as follow;

•	183,332 shares issued for stock payable of $500,000.
•	50,000 shares for $165,000 cash subscription.
•	40,000 issued for services, valued at $696,000 at market price on issuance date.

During the six months ended June 30, 2024, the Company issued 4,006,762 shares of Common Stock and cancelled 65,000,000 shares as follow:

•	2,250,000 shares issued for services, valued at $1,862,000 at market price on issuance date.
•	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.
•	250,000 shares issued for common stock to be issued from fiscal year ended 2023 – to a director of the Company.
•	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

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

General Enterprise Ventures, Inc.
(Registrant)

Dated: August 16, 2024	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

