Form 10-Q
period 2024-09-30
General Enterprise Ventures, Inc.
filed 2024-11-18
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

___________________________________________________________

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

36,802,150 shares of common stock issued and outstanding as of November 13, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$309,129	$549,755
Accounts receivable	429,906	427,433
Inventory	271,143	230,197
Prepaid expenses	43,059	10,671
Deferred offering costs	57,131	-
Total Current Assets	1,110,368	1,218,056

Non-current assets
Equipment, net	5,893	7,299
Intangible assets, net	3,759,265	3,948,106
Operating lease right-of-use asset	69,923	129,683
Total Assets	$4,945,449	$5,303,144

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$153,530	$54,572
Promissory note	-	120,000
Convertible notes, net of discount	633,107	54,000
Due to related parties	1,255,572	1,309,077
Operating lease liability - current portion	70,923	80,136
Total Current Liabilities	2,113,132	1,617,785

Non-current liability
Operating lease liability	-	50,047

Total Liabilities	2,113,132	1,667,832

Stockholders' Equity
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 5,000,000 shares, 2,546,831 and 2,273,499 issued and outstanding, respectively	254	227
Common Stock par value $0.0001, authorized 1,000,000,000 shares, 36,802,150 and 97,545,388 shares issued and outstanding, respectively	3,680	9,755
Additional paid-in capital	77,393,401	72,427,996
Common Stock to be issued - 0 and 500,000 shares, respectively	-	180,000
Subscription received - 0 and 183,333 shares of Series C Preferred stock to be issued, respectively	-	500,000
Accumulated deficit	(74,566,018)	(69,483,666)
Total Stockholders' Equity	2,832,317	3,635,312
Total Liabilities and Stockholders' Equity	$4,945,449	$5,303,144

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Operations and Comprehensive Loss

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$107,042	$174,710	$738,729	$258,660

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below)	99,808	79,919	242,683	121,105
Cost of revenue - related parties	26,256	23,371	99,392	50,536
Amortization and depreciation	63,647	62,152	190,247	186,306
General and administration	194,381	87,530	534,308	239,208
Advertising and marketing	172,667	18,656	530,043	58,474
Management compensation	-	180,000	-	180,000
Professional fees - related parties	62,744	8,688,629	1,596,358	8,845,464
Professional fees	48,902	117,508	1,651,011	493,155
Total operating expenses	668,405	9,257,765	4,844,042	10,174,248

Loss from operations	(561,363)	(9,083,055)	(4,105,313)	(9,915,588)

Other income (expense)
Interest expense	(93,875)	(1,760)	(94,760)	(2,519)
Loss on settlement of debt	-	-	(882,279)	-
Total other expense	(93,875)	(1,760)	(977,039)	(2,519)

Loss from operations before taxes	(655,238)	(9,084,815)	(5,082,352)	(9,918,107)

Provision for income taxes	-	-	-	-
Net loss	$(655,238)	$(9,084,815)	$(5,082,352)	$(9,918,107)

Comprehensive loss	(655,238)	(9,084,815)	$(5,082,352)	$(9,918,107)

Net loss per common share - basic and diluted	$(0.02)	$(0.09)	$(0.09)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	36,563,020	97,545,388	54,993,582	96,366,267

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

 For the Three and Nine Months ended September 30, 2024

(Unaudited)

	Convertible Series A		Convertible Series C				Preferred Stock	Common Stock	Additional		Total
	Preferred stock		Preferred stock		Common Stock		to be	to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for preferred stock to be issued	-	-	108,333	11	-	-	(320,000)	-	319,989	-	-
Series C Preferred Stock issued for cash	-	-	50,000	5	-	-	-	-	164,995	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	1,000	2,471,832	247	36,302,150	3,630	180,000	90,000	76,492,249	(73,003,376)	$3,763,750

Series C Preferred Stock issued for preferred stock to be issued	-	-	74,999	7	-	-	(180,000)	-	179,993	-	-
Common stock issued for services	-	-	-	-	250,000	25	-	-	159,975	-	160,000
Common stock to be issued for services	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	(907,404)	(907,404)
Balance - June 30, 2024	10,000,000	1,000	2,546,831	254	36,552,150	3,655	-	290,000	76,832,217	(73,910,780)	3,216,346

Warrants issued in conjunction with convertible debts	-	-	-	-	-	-	-	-	471,209	-	471,209
Common Stock issued for common stock to be issued	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Cancellation of stock to be issued for services	-	-	-	-	-	-	-	(200,000)	-	-	(200,000)
Net loss	-	-	-	-	-	-	-	-	-	(655,238)	(655,238)
Balance - September 30, 2024	10,000,000	$1,000	2,546,831	$254	36,802,150	$3,680	$-	$-	$77,393,401	$(74,566,018)	$2,832,317

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

 For the Three and Nine Months ended September 30, 2023

(Unaudited)

	Convertible Series A		Convertible Series C				Preferred Stock	Common Stock	Additional		Total Stockholders'
	Preferred stock		Preferred stock		Common Stock		to be	to be	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	(Deficit)

Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$-	$-	$62,719,578	$(59,381,400)	$3,348,668

Common stock issued for services	-	-	-	-	300,000	30	-	-	86,820	-	86,850
Net loss	-	-	-	-	-	-	-	-	-	(415,422)	(415,422)
Balance - March 31, 2023	10,000,000	$1,000	950,000	$95	94,245,388	$9,425	-	-	$62,806,398	$(59,796,822)	$3,020,096

Subscription received - shares to be issued	-	-	-	-	-	-	179,600	-	-	-	179,600
Common stock issued for services	-	-	-	-	300,000	30	-	-	59,970	-	60,000
Conversion of Convertible Series C Preferred stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	-	-	(285)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(417,870)	(417,870)
Balance - June 30, 2023	10,000,000	1,000	800,000	80	97,545,388	9,755	179,600	-	62,866,083	(60,214,692)	2,841,826

Common stock to be issued - management	-	-	-	-	-	-	-	180,000	-	-	180,000
Issuance Series C Preferred stock related to subscription	-	-	74,833	7	-	-	(179,600)	-	179,593	-	-
Issuance Series C Preferred stock in cash	-	-	198,666	20	-	-	-	-	727,980	-	728,000
Issuance Series C Preferred stock for services -related party	-	-	1,200,000	120	-	-	-	-	8,639,880	-	8,640,000
Contribution inventory - related party	-	-	-	-	-	-	-	-	14,460	-	14,460
Net loss	-	-	-	-	-	-	-	-	-	(9,084,815)	(9,084,815)
Balance - September 30, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$-	$180,000	$72,427,996	$(69,299,507)	$3,319,471

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(5,082,352)	$(9,918,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,862,000	8,966,850
Series C Preferred stock-based compensation	696,000	-
Non-cash lease expenses	59,760	52,058
Depreciation and amortization	190,247	186,306
Amortization of debt discount	72,996	-
Loss on settlement of debt	882,279	-
Changes in operating assets and liabilities:
Accounts receivable	(2,473)	(182,308)
Inventory	(40,946)	(70,033)
Contribution inventory - related party	-	14,460
Prepaid expense	(32,388)	(14,590)
Related party advances funding operating expense	6,495	222,529
Accounts payable and accrued liabilities	127,827	(25,243)
Operating lease liabilities	(59,260)	(51,858)
Net Cash used in Operating Activities	(1,319,815)	(819,936)

Cash Flows from Investing Activities:
Purchase of equipment	-	(2,231)
Net Cash used in Investing Activities	-	(2,231)

Cash Flows from Financing Activities:
Proceeds from convertible notes	1,031,320	-
Deferred offering cost	(57,131)	-
Proceeds from loan - related party	-	305,000
Repayment of loan- related party	(60,000)	-
Proceed from issuance Series C Preferred Stock	165,000	907,600
Proceeds from promissory note	-	120,000
Net Cash provided by Financing Activities	1,079,189	1,332,600

Change in cash	(240,626)	510,433
Cash, beginning of period	549,755	55,434
Cash, end of period	$309,129	$565,867

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for services	$1,862,000	$146,850
Series C Preferred stock issued for services	$696,000	$-
Common stock issued upon conversion of Series C Preferred stock	$-	$300
Common stock issued for conversion and settlement of debt	$1,085,148	$-
Common stock issued for stock to be issued - management	$180,000	$-
Series C Preferred stock issued for subscription received	$500,000	$-
Cancellation comment stock - related party	$6,500	$-
Warrants issued in conjunction with convertible debts	$471,209	$-
Reclassification of due to related party to convertible note	$-	$19,000
Contribution inventory - related party	$-	$14,460
Issuance Series C Preferred stock for services - related party	$-	$8,640,000
Right -of-use assets obtain in exchange for new operating lease liabilities	$-	$161,665

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., was originally incorporated under the laws of the State of Nevada on March 14, 1990. When used in these notes, the terms “GEVI,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our consolidated financial statements.

In January 2021, Board of Directors of the Company approved redomiciling the Company in Delaware. On March 31, 2021, the Company formed General Entertainment Ventures, Inc. in Delaware as a wholly owned subsidiary of the Company (“GEVI”). The purpose of the formation of GEVI was to merge the Company into GEVI pursuant to Section 251(g) of the General Corporation Law of the State of Delaware. On April 10, 2021, after approval by the board of directors and shareholders of the Company, the Company was merged into GEVI pursuant to an Agreement and Plan of Merger dated as of the same date. GEVI is the accounting and legal acquiror of the Company.

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

In addition, on November 14, 2022, the Company formed Mighty Fire Breaker UK Limited (“MFB UK” and together with MFB Ohio, collectively, “MFB”). MFB has 30 patents and 26 patents pending pertaining to its CitroTech MFB 31 Technology™ (“CitroTech” or the “MFB Technology”) for the prevention and spread of wildfires. When CitroTech is applied it converts flammable fuels like dry native vegetation and wood into non-combustible materials. During the third quarter of 2022 the Company received EPA Safer Choice status and UL Green-Guard Gold approval on its CitroTech fire inhibitor. The Company continues to pursue accreditations such as the Missoula Testing approval for selling products to the government. Currently, MFB Ohio is involved in installing commercial and large residential Proactive Wildfire Prevention Systems.

On April 30, 2024, MFB UK was dissolved under the Companies House in the United Kingdom. The board of directors of the Company determined that it was in the best interest of the Company to focus its business development on its existing markets. Accordingly, the Company has no current plan to revive the existence of MFB UK.

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

The Company holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire-retardant dispersion and fire inhibition chemistry and technology. The Company has obtained multiple certification and accreditations in this industry, such as being the only two-time, EPA Safer Choice approved long-term fire retardant, UL Greengard Gold, California Bioassay water approval, LENS, and in the process of USDA approval.

Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of $5,082,352 on $738,729 of revenues for the nine months ended September 30, 2024, and has a working capital deficiency of $1,002,764 as of September 30, 2024. In addition, the Company has been dependent on related parties to fund operations and has an amount owing to related parties of $1,255,572 outstanding at September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the nine months ended September 30, 2024, the Company completed financing from the issuance of Series C preferred stock, convertible notes and relate party loans, generating net proceeds of $1,079,189. However, the Company’s existing cash resources and income from operations are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

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

Restatement

For the three and nine months ended September 30, 2023, the company restated the Consolidated Financial Statements for the calculation of amortization on intangible assets.

The impact on the Consolidated Statement of Operations and Comprehensive Loss of the restatement is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	As Filed	Adjustment	As Restated	As Filed	Adjustment	As Restated
Amortization and depreciation	$340	$61,812	$62,152	$871	$185,435	$186,306
Total operating expense	$9,156,070	$61,812	$9,217,882	$9,930,183	$185,435	$10,115,618
Loss from operations	$(9,021,243)	$(61,812)	$(9,083,055)	$(9,730,153)	$(185,435)	$(9,915,588)
Net loss	$(9,023,003)	$(61,812)	$(9,084,815)	$(9,732,672)	$(185,435)	$(9,918,107)

The impact on the Consolidated Statement of Cash Flows of the restatement is as follows:

	Nine Months
	September 30, 2023
	As Filed	Adjustment	As Restated

Cash Flows from Operating Activities:
Net loss	$(9,732,672)	$(185,435)	$(9,918,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871	185,435	186,306
Net Cash used in Operating Activities	$(819,936)	$-	$(819,936)

The impact on the Consolidated Statement of Stockholders’ Equity of the restatement is as follows:

	September 30, 2023
	As Filed	Adjustment	As Restated
Stockholders' equity:
Accumulated deficit	$(69,114,072)	$(185,435)	$(69,299,507)
Total stockholders' equity	$3,504,906	$(185,435)	$3,319,471

Reclassification

For the three and nine months ended September 30, 2023, certain amounts have been reclassified to improve the clarity and comparability of the Consolidated Financial Statements. An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Loss and for the three and nine months ended September 30, 2023, to reclassify partial operating expenses to cost of revenue, and to separately disclose professional service provided by related party from line-item professional service to professional fees- related party.

The impact on the Consolidated Statement of Operations and Comprehensive Loss, with no change to the restated loss from operations or net loss, respectively, as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	As Filed and Restated (*)	Adjustment	As Reclassified	As Filed and Restated (*)	Adjustment	As Reclassified

Revenue	$174,710	$-	$174,710	$258,660	$-	$258,660
Cost of revenue	39,883	(39,883)	-	58,630	(58,630)	-

	134,827	39,883	174,710	200,030	58,630	258,660

Operating expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below)	-	103,290	103,290	-	171,641	171,641
Amortization and depreciation	62,152	-	62,152	186,306	-	186,306
General and administration	146,222	(58,692)	87,530	360,157	(120,949)	239,208
Marketing	-	18,656	18,656	-	58,474	58,474
Management compensation	180,000	-	180,000	180,000	-	180,000
Stock-based professional fees - related party	8,640,000	(8,640,000)	-	8,640,000	(8,640,000)	-
Professional fees- related party	-	8,688,629	8,688,629	-	8,845,464	8,845,464
Professional fees	189,508	(72,000)	117,508	749,155	(256,000)	493,155
Total operating expenses	9,217,882	39,883	9,257,765	10,115,618	58,630	10,174,248

Loss from operations	$(9,083,055)	$-	$(9,083,055)	$(9,915,588)	$-	$(9,915,588)

(*) Originally as filed for September 30, 2023, and restated for the change for amortization of intangible assets.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at September 30, 2024 and December 31, 2023. The Company had cash of $309,129 and $549,755 at September 30, 2024 and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of September 30, 2024, and December 31, 2023, the Company had no allowance for doubtful accounts.

Inventory

Inventories consist of raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method. As of September 30, 2024, and December 31, 2023, the Company held inventories of $271,143 and $230,197, respectively. The Company did not write-off any inventories as unsalable during the nine months ended September 30, 2024, and 2023.

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

As of September 30, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	September 30	December 31
	2024	2023
Legal fees	$52,131	$-
Accounting fees	5,000	-
Total	$57,131	$-

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, due to related parties and loans payable, are carried at historical cost. At September 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cost of Revenue

For the three and nine months ended September 30, 2024 and 2023, cost of revenue consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of inventory	$98,637	$79,919	$233,362	$110,680
Freight and shipping	1,171	-	9,321	10,425
Consulting and advisory - related party	5,800	5,900	16,200	26,700
Royalty and sales commission - related party	20,456	17,471	83,192	23,836
Total cost of revenue	$126,064	$103,290	$342,075	$171,641

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

For the nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2024	2023
	Shares	Shares
Convertible notes	2,802,500	300,000
Convertible Series C Preferred Stock	49,690,036	19,021,061
Common stock warrants	1,401,250	-
Convertible Series A Preferred Stock(1)	-	10,000,000,000
	53,893,786	10,019,321,061

(1)    Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 9).

For the three and nine months ended September 30, 2024 and 2023, the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(655,238)	$(9,084,815)	$(5,082,352)	$(9,918,107)
Interest on convertible debts	20,879	276	21,014	1,035
Net loss - diluted	$(634,359)	$(9,084,539)	$(5,061,338)	$(9,917,072)

Denominator:
Weighted average common shares outstanding	36,563,020	97,545,388	54,993,582	96,366,267
Effect of dilutive shares
Convertible notes	2,101,413	300,000	705,584	300,000
Preferred stock	50,936,620	10,019,198,547	49,690,036	10,019,019,038
Common stock warrants	295,290	-	114,116	-
Diluted	89,896,343	10,117,043,935	105,503,318	10,115,685,305

Net income per common share:
Basic	$(0.02)	$(0.09)	$(0.09)	$(0.10)
Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

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

Note 3 – Equipment

At September 30, 2024 and December 31, 2023, equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Cost:
Equipment	$9,366	$9,365
Less: accumulated depreciation	(3,473)	(2,066)
Equipment, net	$5,893	$7,299

For the three and nine months ended September 30, 2024 and 2023, depreciation consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation	$472	$340	$1,406	$871

Note 4 – Intangible Assets

In 2022, the Company acquired the intellectual property of MFB California, 19 patents centered around its MFB Technology for the prevention and spread of wildfires.

As of September 30, 2024 and December 31, 2023, finite lived intangible assets consisted of the following:

	September 30	December 31
	2024	2023
Patents	$4,195,353	$4,195,353
Accumulated amortization	(436,088)	(247,247)
Intangible assets, net	$3,759,265	$3,948,106

Estimated future amortization expense for finite lived intangibles are as follows:

2024 (excluding the nine months ended September 30, 2024)	$59,774
2025	247,931
2026	247,931
2027	247,931
2028	247,931
Thereafter	2,707,767
$3,759,265

As of September 30, 2024, the weighted-average useful life is 15.00 years.

For the three and nine months ended September 30, 2024 and 2023, amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization	$63,175	$123,623	$188,841	$185,435

Note 5 – Lease

We had one operating lease for our corporate office and warehouse and three short term leases for executive office and storage facilities.

In March 2022, the Company entered into an operating lease for the office, with the term of 18 months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

For the three and nine months ended September 30, 2024 and 2023, right-of-use asset and lease information about the Company’s operating lease consist of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
The components of lease expense were as follows:
Operating lease cost	$21,498	$10,000	$64,494	$40,000
Short-term lease cost	27,603	1,829	47,644	5,297
Variable lease cost	3,996	10,432	15,278	18,232
Total lease cost	$53,097	$22,261	$127,416	$63,529

 Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September30,
	2024	2023
Cash paid for operating cash flows from operating leases	$71,954	$58,232

Weighted-average remaining lease term - operating leases (year)	0.83	1.84
Weighted-average discount rate — operating leases	6.50%	6.50%

Supplemental balance sheet information related to leases consists of:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use asset	$69,923	$129,683

Operating lease liabilities:
Current portion	$70,923	$80,136
Non-current portion	-	50,047
	$70,923	$130,183

The following table outlines maturities of our lease liabilities as of September 30, 2024:

Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$21,798
2025	50,862
Thereafter	-
72,660
Less: Imputed interest	(1,737)
Operating lease liabilities	$70,923

Note 6 – Convertible Notes

The components of convertible notes as of September 30, 2024 and December 31, 2023, were as follows:

	Principal		Interest	September 30,	December 31,
Payment date	Amount	Maturity date	Rate	2024	2023
August 11, 2022	$18,000	2/11/2023	2%	$-	$18,000
September 2, 2022	$17,000	3/2/2023	2%	-	17,000
April 1,2023	$19,000	Due on demand	2%	-	19,000
July 15, 2024	$795,000	7/15/2025	10%	795,000	-
August 15, 2024	$326,000	8/15/2025	10%	326,000	-
Total Convertible notes				$1,121,000	$54,000
Less: Unamortized debt discount				(487,893)	-
				633,107	54,000
Less: Current portion				(633,107)	(54,000)
Long-term portion				$-	$-

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share.  During the nine months ended September 30, 2024, the Company settled liabilities of $23,400 and converted notes with principal amounts of $54,000 and accrued interest of $1,702 into 456,762 shares of common stock. The fair market value of the common shares converted was $126,655 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $103,255.

On July 15, 2024 and August 15, 2024, the Company entered into seventeen (17) subscription agreements for convertible notes ($1,121,000) and warrants (1,401,250 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. The Company believes the qualified financing is an initial offering price therefore, 30% discount to the price of shares issued in connection with qualified financing shall not be below $0.40. Therefore, the conversion price is a fixed price of $0.40 and the Company determined that conversion feature is not bifurcated. The Company has accounting for the convertible debt at amortized cost under ASC 470-20.

During the nine months ended September 30, 2024, the Company recognized the debt discount of $560,889 (Original Issued Discounts of $89,680 and warrants discount of $471,209) and amortized debt discount of $72,996.

During the nine months ended September 30, 2024 and 2023, the Company recognized interest expenses of $21,014 and $1,035, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded accrued interest of $20,879 and $1,567, respectively.

Note 7 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. The Company received $120,000 from the lender on July 3, 2023. During the nine months ended September 30, 2024, and 2023, the Company recognized $750 and $0 interest.

During the nine months ended September 30, 2024, the Company settled the promissory note with principal amount of $120,000 and accrued interest of $3,767 into 1,050,000 shares of common stock. The fair market value of the common shares converted was $902,790 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $779,024.

Note 8 – Related Party Transactions

The related parties that had material transactions for the three and nine months ended September 30, 2024 and 2023, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation – a significant shareholder
B	Owner of related party A
C	Chief Executive Officer (CEO) of the Company
D	A California Corporation owned by related party E
E	Significant shareholder
F	MFB Ohio board advisor
G	MFB Ohio board advisor
H	MFB Ohio board advisor
I	MFB Ohio board advisor
J	MFB Ohio board advisor
K	MFB Ohio board advisor

As of September 30, 2024 and December 31, 2023, amounts owing to related parties consists as follows:

	September 30,	December 31,
Related Party	2024	2023
A	$843,692	$897,197
B	411,880	411,880
	$1,255,572	$1,309,077

During the nine months ended September 30, 2024 and 2023, related party A advanced to the Company an amount of $0 and $305,000 for working capital proposes and $6,495 and $222,529 for operating expenses paid directly to vendors, on behalf of the Company, respectively. During the nine months ended September 30, 2024 and 2023, the Company repaid $60,000 and $0 owing to the related party A, respectively.

For the three months ended September 30, 2024 and 2023, expenses to related parties and their nature consists of:

	Three Months Ended
	September 30,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
D	$23,200	$23,600	Cash paid for consulting fees	Professional fees - related party
D	$5,800	$5,900	Cash paid for consulting and advisory fees	Cost of revenue
E	$39,544	$25,029	Cash paid for management fee	Professional fees - related party
E	$20,456	$17,471	Cash paid for royalty and sales commissions	Cost of revenue

For the nine months ended September 30, 2024 and 2023, expenses to related parties and their nature consists of:

	Nine Months Ended
	September 30,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
C	$25,000	$-	Cash paid for management fee	General and administration
D	$64,800	$106,800	Cash paid for consulting fees	Professional fees - related party
D	$16,200	$26,700	Cash paid for consulting and advisory fees	Cost of revenue
E	$108,808	$98,664	Cash paid for management fee	Professional fees - related party
E	$83,192	$23,836	Cash paid for royalty and sales commissions	Cost of revenue
F	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
G	$429,900	$-	500,000 shares of common stock issued for advisory fee	Professional fees - related party
H	$128,970	$-	150,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$348,000	$-	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
K	$85,980	$-	100,000 shares of common stock issued for advisory fee	Professional fees - related party

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

As of September 30, 2024 and December 31, 2023, there were 10,000,000 shares of Series A Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2024, the Company issued 273,332 shares of Series C Preferred Stock as follow;

●	183,332 shares issued for stock payable of $500,000.
●	50,000 shares for $165,000 cash subscription.
●	40,000 issued for services, valued at $696,000 at market price on issuance date.

Subscription received

During the year ended December 31, 2023, the Company received $500,000 for subscription of 183,332 shares of Series C Preferred Stock. As of December 31, 2023, 183,332 shares were not issued and are recorded as preferred stock to be issued with value of $500,000 in equity.

During the nine months ended September 30, 2024, the Company issued 183,332 shares of Series C Preferred Stock.

As of September 30, 2024, and December 31, 2023, there were 2,546,831 and 2,273,499 shares of the Company’s Convertible Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2024, the Company issued 4,256,762 shares of Common Stock and cancelled 65,000,000 shares as follow:

●	2,250,000 shares issued for services, valued at $1,862,000 at market price on issuance date.
●	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.
●	500,000 shares issued for common stock to be issued from fiscal year ended 2023 – to two directors of the Company.
●	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

As of September 30, 2024 and December 31, 2023, there were 36,802,150 and 97,545,388 shares of the Company’s common stock issued and outstanding, respectively.

Stock-Based Compensation

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Awards (“RSAs”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the nine months ended September 30, 2024:

	Restricted Stock Award	Weighted-Average Grant Price
Balance, December 31, 2023	70,000,000	$0.03
Granted	-	-
Vested	-	-
Cancelled	(65,000,000)	0.03
Balance, September 30, 2024	5,000,000	$0.03

As of December 31, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. The Company valued the voting rights associated with the awards at $2,100,000 which is recorded as stock-based compensation during the year ended December 31, 2022. During the nine months ended September 30, 2024, 65,000,000 shares were cancelled.

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000. During the nine months ended September 30, 2024, the Company issued 500,000 shares of common stock and settled common stock to be issued of $180,000.

On April 22, 2024, the Company entered into an advisory and consulting agreement for a period of twelve (12) months with share compensation of 250,000 shares of common stock upon signing the agreement. The Company valued the 250,000 shares based on market value at signing of the agreement, in the amount of $200,000 and recorded as common stock to be issued as a component of stockholders’ equity. On July 1, 2024, the Company terminated the agreement due to a lack of service performance by a contractor and 250,000 shares to be issued were cancelled.

As of September 30, 2024 and December 31, 2023, 0 and 500,000 shares were not yet issued and are recorded as common stock to be issued of $0 and $180,000 in equity, respectively.

Warrants

During the nine months ended September 30, 2024, the Company issued a total of 1,401,250 common stock warrants exercisable for a period of five years at an exercise price per share of $0.50 in connection with convertible notes issued in July 15, 2024 and August 15, 2024.

The Company utilizes the Black-Scholes model to value its warrants and recognized debt discount of $471,209. The Company utilized the following assumptions:

September 30
2024
Expected term	5 years
Expected average volatility	245% - 251%
Expected dividend yield	-
Risk-free interest rate	3.79% - 4.13%

A summary of activity of the warrants during the nine months ended September 30, 2024, as follows:

Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2023	-	$-	-
Granted	1,401,250	0.50	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2024	1,401,250	$0.50	4.82

The intrinsic value of the warrants as of September 30, 2024 is $262,734.

Note 10– Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10.0% derived from gross invoiced sales of MFB products excluding funds received for sales and use tax (see Notes 1 and 4).

Note 11 – Concentration

As of September 30, 2024 and December 31, 2023, and for nine months ended September 30, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For Nine Months Ended		Accounts Receivable
	September 30,		September 30	December 31
	2024	2023	2024	2023
Customer A	28.16%	-	-	-
Customer B	14.97%	-	15.56%	-
Customer C	11.91%	-	-	-
Customer D	21.39%	-	36.75%	39.77%
Customer E	-	-	-	53.82%
Customer F	-	65.72%	-	-
Customer G	-	17.2%	-	-
Customer H	-	13.42%	-	-
Total (as a group)	76.43%	96.35%	52.32%	93.60%

Purchase and supplier accounts payable

	Percentage of Purchase		Percentage of
	For Nine Months Ended		Accounts Payable for purchase
	September 30,		September 30,	December 31,
	2024	2023	2024	2023
Supplier A	27.79%	-	-	-
Supplier B	33.85%	91.03%	100%	-
Total (as a group)	61.64%	91.03%	100%	-

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

Note 12 – Subsequent Events

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

The Company filed with the Securities and Exchange Commission (“SEC”) a prospectus on Form S-1 with the objective, when effective, of raising up to $15,000,000 to fund the Company’s working capital and operating capital needs for, at a minimum, calendar year 2025, and at maximum, through calendar year 2029. The Company has received comments from the SEC and is preparing responses to the same.

During the month of October 2024, the Company raised $1,200,000 in working capital in connection with sales of its Series C Preferred Stock at a price of $0.30 per share.

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

General Overview

General Enterprise Ventures, Inc., (“GEVI,” “we,” “us,” or the “Company”) was originally incorporated in Nevada on March 14, 1990. Our principal executive offices are located at 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009.

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States. On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”) in connection with the flame retardant and flame suppression segments of the environmental industry, including patents and patents pending. On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products.

Steve Conboy, who founded MFB California, has been in the lumber business for over 30 years. Approximately 10 years ago, he realized that residential and commercial fires, as well as wildfires, would not cease for the foreseeable future. Mr. Conboy understood that, even if lumber was treated, it was toxic by nature and this toxicity is harmful to humans and the environment. He realized that there was a market, and most importantly a need, for a product that was capable of fire suppression and being a fire retardant while also being the safest for the environment and for human beings.

Mr. Conboy set out to develop a formula for a product that would meet these requirements. During the course of research and development, Mr. Conboy formed MFB California and contributed numerous patents toward development of a green product line that was envisioned many years ago. That product is its CitroTech MFB 31 Technology™. Since MFB Ohio acquired the MFB California portfolio of intellectual property, Company management has continued to develop many formulations to achieve the vision. In addition, the Company has been recognized and certified for their achievement. These recognitions and achievements, including twice receiving the EPA Safer Choice award and being the first and only EPA certified fire retardant, UL Certification, GreenGaurd Gold for no VOCs, other accreditations, and adoption by departments throughout the State of California.

Our management is comprised of one individual, Joshua Ralston, who is our President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors..

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2024 and 2023, which are included herein.

Our results of operations for the three months ended September 30, 2024 and 2023 are summarized below:

	Three Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$107,042	$174,710	$(67,668)	(39%)
Operating expenses	668,405	9,257,765	(8,589,360)	(93%)
Other expense	93,875	1,760	92,115	5,234%
Net loss	$(655,238)	$(9,084,815)	$8,429,577	(93%)

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. Although overall, the Company’s revenue has increased year to date, during the three months ended September 30, 2024, revenue decreased $68,000 over the three months ended September 30, 2023, due to decreased wildfire activity associated with cooler temperatures during the summer months of July 2024 and August 2024.

Operating Expenses

	Three Months Ended
	September 30,
	2024	2023	Change	%
Cost of revenue	$126,064	$103,290	$22,774	22%
Amortization and depreciation	63,647	62,152	1,495	2%
General and administration	194,381	87,530	106,851	122%
Advertising and marketing	172,667	18,656	154,011	826%
Management compensation	-	180,000	(180,000)	(100%)
Professional fees	111,646	8,806,137	(8,694,491)	(99%)
Total operating expenses	$668,405	$9,257,765	$(8,589,360)	(93%)

The decrease in operating expenses was primarily due to decreases in professional fee of $8.7 million and management compensation offset by increases in general and administration expense and management compensation.

Cost of revenue

	Three Months Ended
	September 30,
	2024	2023	Change	%
Cost of inventory	$98,637	$79,919	$18,718	23%
Freight and shipping	1,171	-	1,171	-
Consulting and advisory - related party	5,800	5,900	(100)	(2%)
Royalty and sales commission - related party	20,456	17,471	2,985	17%
Total cost of revenue	$126,064	$103,290	$22,774	22%

During the three months ended September 30, 2024, the cost of revenue slightly increased over the three months ended September 30, 2023, primarily due to an increase in cost of inventory.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTechproduct and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the three months ended September 30, 2024, primarily due to an increase in product sales and supplies and royalty and commission, from increased sales.

Consulting and advisory services are to a related party company for services related to product installations.

Freight and shipping relate to product shipped to customers.

Royality and sales commissions decreased during the three months ended September 30, 2024 due to a decrease in revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses.  For the three months ended September 30, 2024, the Company incurred increased expenditures on their website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the three months ended September 30, 2024, over September 30, 2023, is primarily due to increased marketing expenses to support revenue growth.

Professional fees

The increase in professional fees during the three months ended September 30, 2024, over September 30, 2023, is primarily due to stock-base management compensation of $8.6 million. The Company issued 1,200,000 shares of Preferred C stock, for professional fees to a related party consultant, which is valued as if they are fully converted to 24 million shares of common stock on issuance, and based on closing stock prices resulted in an accounting valuation of $8,640,000.

Other Expenses

For the three months ended September 30, 2024 and 2023, the other expenses consisted of $93,875 and $1,760 interest related to convertible notes payable, respectively.

Net loss

The net loss for the three months ended September 30, 2024, decreased by $8.6 million as compared to the three months ended September 30, 2023 primarily due to the decrease in operating expenses, primarily stock based professional fees.

Our results of operations for the nine months ended September 30, 2024 and 2023 are summarized below:

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$738,729	$258,660	$480,069	186%
Operating expenses	4,844,042	10,174,248	(5,330,206)	(52%)
Other (income) expenses	977,039	2,519	974,520	38,687%
Net loss	$(5,082,352)	$(9,918,107)	$4,835,755	(49%)

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the nine months ended September 30, 2024, the revenue increased $480,000 over the nine months ended September 30, 2023, due to MFB Ohio’s EPA approval and the filing of additional patents. With the EPA approval, MFB Ohio started the marketing phase of the company’s evolution.  MFB Ohio started selling directly to fire departments and launched its proactive wild-fire defense systems and is gaining momentum with commercial customers, along with attempting to influence the insurance industry to the benefit of consumers.

Operating Expenses

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Cost of revenue	$342,075	$171,641	$170,434	99%
Amortization and depreciation	190,247	186,306	3,941	2%
General and administration	534,308	239,208	295,100	123%
Advertising and marketing	530,043	58,474	471,569	806%
Management compensation	-	180,000	(180,000)	(100%)
Professional fees	3,247,369	9,338,619	(6,091,250)	(65%)
Total operating expenses	$4,844,042	$10,174,248	$(5,330,206)	(52%)

The decrease in operating expenses was primarily attributed to decreases in profession fees of $6.1 million, management compensation of $180,000 offset by increases in cost of revenue of $170,000, advertising and marketing of $472,000 and general and administrative expenses of $295,000.

Cost of revenue

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Cost of inventory	$233,362	$110,680	$122,682	111%
Freight and shipping	9,321	10,425	(1,104)	(11%)
Consulting and advisory-related party	16,200	26,700	(10,500)	(39%)
Royalty and sales commission-related party	83,192	23,836	59,356	249%
Total cost of revenue	$342,075	$171,641	$170,434	99%

During the nine months ended September 30, 2024, the cost of revenue increased over the nine months ended September 30, 2023, primarily due to an increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of the sales of product, related supplies and direct testing our CitroTech product and various components required to for installation of Mighty Firebreaker proactive wildfire defense systems. Cost of inventory increased during the nine months ended September 30, 2024, primarily due to an increase in product sales and supplies and royalty and commission, from increased sales.

Consulting and advisory services are to a related party company for services related to product installations.

Freight and shipping relate to product shipped to customers.

Royality and sales commissions increased in the nine months ended September 30, 2024 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses.  For the nine months ended September 30, 2024, the Company incurred increased expenditures on their website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the nine months ended September 30, 2024, over September 30, 2023, is primarily due to stock-based compensation for services of $160,000 and increased expenses to support revenue growth.

Professional fees

The decrease in professional fees during the nine months ended September 30, 2024, over September 30, 2023, is primarily due to stock-base management compensation of $1.4 million and stock-based services compensation of $1.2 million in 2024 over stock-base management compensation of $8.6 million in 2023.

Other Expenses

For the nine months ended September 30, 2024 and 2023, the other expenses consisted of $94,760 and $2,519 interest related to convertible notes payable and loss on settlement of debt of $882,279 and $0, respectively.

Net loss

The net loss for the nine months ended September 30, 2024, decreased by $4.8 million as compared to the nine months ended September 30, 2023 primarily due to the decrease in operating expenses, primarily from stock-based professional fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $0.9 million and $10.1 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. During July and August 2024, we completed a debt offering which generated net proceeds of $1.1 million, of which $0.75 million was advanced on or before June 30, 2024.

Working capital

	September 30,	December 31,
	2024	2023	Change	%
Cash	$309,129	$549,755	$(240,626)	(44%)

Current Assets	$1,110,368	$1,218,056	$(107,688)	(9%)
Current Liabilities	$2,113,132	$1,617,785	$495,347	31%
Working Capital (Deficiency)	$(1,002,764)	$(399,729)	$(603,035)	151%

As of September 30, 2024 and December 31, 2023, the current assets consisted of cash of $309,000 and $550,000, inventory of $271,000 and $230,000, accounts receivable of $430,000 and $427,000, prepaid expenses of $43,000 and $11,000, and deferred offering costs of $57,000 and $0, respectively.

As of September 30, 2024 and December 31, 2023, the current liabilities consisted of accounts payable and accrued liabilities of $154,000 and $55,000, due to related parties of $1.3 million and $1.3 million, convertible notes of $633,000 and $54,000, and current portion of operating lease liability of $71,000 and $80,000, respectively.

2024 versus 2023

The increase in working capital deficiency in 2024 was primarily the result of advances for convertible notes. The Company had net loss and negative cash flows from our operations. In 2024, the Company generated funds from more debt financing than equity financing, therefore, current liabilities increased more than current assets.

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023	Change
Cash used in operating activities	$(1,319,815)	$(819,936)	$(499,879)
Cash used in investing activities	$-	$(2,231)	$2,231
Cash provided by financing activities	$1,079,189	$1,332,600	$(253,411)
Net Change In Cash	$(240,626)	$510,433	$(751,059)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months ended September 30, 2024, net cash flows used in operating activities consisted of a net loss of $5.1 million, reduced by stock-based compensation of $2.6 million , non-cash lease expenses of $60,000, amortization and depreciation of $190,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $1.

For the nine months ended September 30, 2023, net cash flows used in operating activities consisted of a net loss of $9.9 million, reduced by stock-based compensation of $9.0 million, amortization and depreciation of $186,000, non-cash lease expenses of $52,000 and reduced by net changes in operating assets and liabilities of $107,000.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the cash flows used in investing activities were $2,231, which was related to the purchase of equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock, $1.0 million from convertible promissory notes and warrants, $57,000 deferred offering cost payment and $60,000 repayment of loan - related party.

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $305,000 received from a related party, $907,600 from preferred stock subscriptions and $120,000 from promissory note.

Contractual Obligations

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of September 30, 2024:

Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$21,798
2025	50,862
Thereafter	-
72,660
Less: Imputed interest	(1,737)
Operating lease liabilities	$70,923

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

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending December 31, 2024, will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions that would generate sufficient resources to ensure the continuation of our operations.

The sale of additional equity or debt securities may result in further dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our Common Stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations, which could have a material adverse effect on our business, financial condition, and operations results.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. In consultation with its legal counsel as appropriate, our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is likely, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally of product used for lumber product for fire prevention. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company issued 273,332 shares of Series C Preferred Stock as follow;

●	183,332 shares issued for stock payable of $500,000.
●	50,000 shares for $165,000 cash subscription.
●	40,000 issued for services, valued at $696,000 at market price on issuance date.

During the nine months ended September 30, 2024, the Company issued 4,256,762 shares of Common Stock and cancelled 65,000,000 shares as follow:

●	2,250,000 shares issued for services, valued at $1,862,000 at market price on issuance date.
●	1,506,762 shares for conversion and settlement of debt of $1,085,148 at market price on issuance date.
●	500,000 shares issued for common stock to be issued from fiscal year ended 2023 – to a director of the Company.
●	65,000,000 shares were cancelled by the Company's President.

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

General Enterprise Ventures, Inc.
(Registrant)

Dated: November 18, 2024	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

