Form 10-K
period 2024-12-31
General Enterprise Ventures, Inc.
filed 2025-03-31
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $22,400,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The total number of shares of registrant’s common stock outstanding as of March 21, 2025, was 52,378,201.

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

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States. On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”), which was owned by Stephen Conboy, in connection with the flame retardant and flame suppression segments of the environmental industry, including patents and patents pending. The genesis of this transaction was that Mr. Conboy, while having the technical expertise in the flame retardant and flame suppression industry, lacked the financial ability and business acumen to take his vision to market. Mr. Conboy was introduced to the Company by Vincent Risalvato, during September 2021. During discussions with Mr. Conboy, the Company realized that its general business acumen and financial ability could help Mr. Conboy realize his vision, and so the Company and Mr. Conboy negotiated the terms and conditions of a purchase agreement.

On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products. The Company and Mr. Conboy entered into a Consulting Agreement on January 26, 2025 (the “Consulting Agreement”), with an effective date of March 1, 2025. Section 2(c) of the Consulting Agreement provides the Company the right but not the obligation, at any time upon written notice to Mr. Conboy, to purchase the royalty from Mr. Conboy for the amount of $7,500,000. The purchase agreement also states that Mr. Conboy is entitled to one seat on the Board of Directors. As of the date of this Annual Report, Mr. Conboy has not exercised his right to appoint a member of the Board of Directors of the Company.

Our current products are MFB31- CitroTech™, which is utilized in wildfire defense, and MFB34-CitroTech™, which is used to treat lumber to inhibit fire and mold. We are developing a coating to treat lumber during manufacture prior to distribution. Our products are sustainable, because they are made of food-grade ingredients derived from corn, fruits and other renewable sources. Our current customer base is comprised of homeowners and fire departments in 11 western states. Our product is used in the residential home industry, including individual homeowners, developers and other third parties. Homeowners and commercial customers use our products to proactively spay wood framing during construction to treat the property prior to the occurrence of fires. We install systems to deploy our product remotely to provide a buffer zone around properties to prevent combustion. Fire Departments use our product to proactively spray around controlled burns and areas that traditionally have active wildfire risk to prevent expansion of the burn area.

Stephen Conboy, who founded MFB California, has been in the lumber business for over 30 years. Approximately 10 years ago, he realized that residential and commercial fires, as well as wildfires, would not cease for the foreseeable future. Mr. Conboy understood that, even if lumber was treated, it was toxic by nature and this toxicity is harmful to humans and the environment. He realized that there was a market, and most importantly a need, for a product that was capable of fire suppression and being a fire retardant while also being the safest for the environment and for human beings.

Mr. Conboy set out to develop a formula for a product that would meet these requirements. During the course of research and development, Mr. Conboy formed MFB California and contributed numerous patents toward development of a green product line that was envisioned many years ago. That product is CitroTech. Since MFB Ohio acquired the MFB California portfolio of intellectual property, Company management has continued to develop many formulations to achieve the vision. Prior to the acquiring the portfolio of intellectual property, neither Mr. Ralston nor MFB Ohio had a prior relationship with Mr. Conboy. Subsequent to the acquisition of the portfolio of intellectual property, Mr. Conboy has remained involved with the Company as a technical consultant, and sales and marketing. Mr. Conboy is not an employee nor member of Company management. Mr. Conboy’s services as a technical consultant include supervision of product blending at the Company’s facilities according to the formulas developed by Mr. Conboy, and development of new products and formulas as Chief Technology Officer, which position has been formalized pursuant to his Consulting Agreement with the Company. In addition, under sales and marketing, Mr. Conboy utilizes his network in the fire retardant and flame suppression industry to make introductions to prospective customers and strategic relationships for the Company. For these consulting services, beginning March 1, 2025, Mr. Conboy will receive a month fee of $35,000.

In addition, the Company has been recognized for its achievement. These recognitions and achievements, including twice receiving the EPA Safer Choice award and being the first and only EPA recognized fire retardant (safe for the environment), awarded UL GreenGuard Gold status (demonstrates minimal impact on the indoor environment in the long period), and adoption by fire departments throughout the State of California. In this case, being EPA recognized is being an EPA Safer Choice recipient, which includes a Partnership Agreement between the EPA and MFB Ohio dated August 26, 2022 (the “EPA Partnership Agreement”). Under the EPA Partnership Agreement, MFB Ohio agreed to participate in Safer Choice's surveillance and auditing program. The program consists primarily of annual desk audits and triennial on-site audits pursuant to the Safer Choice Standards. The terms and provisions of the EPA Partnership Agreement sunset three years from the date of the agreement, unless the parties renegotiate and renew a partnership agreement prior to the expiration date.

After the Company’s acquisition of MFB California’s technology, the patent portfolio and technology will be expanded into areas that benefit from an environmentally safe product disrupting a market previously thought of as toxic and carcinogenic. MFB Ohio has developed and is in the initial phases of marketing wood coatings using its safe, environmentally friendly technology. MFB is also currently deploying Proactive Wildfire Defense Systems on residential and commercial properties. MFB installs self-contained sprinkler systems utilizing its patented MFB 31 CitroTech™ product that are proactively deployed in advance of wildfires thereby reducing the risk to the structures protected by the systems. Wildfire insurance is a significant problem in eleven western states. The Company is working with insurance companies to reduce the risk and allow properties to be insured in the Wilderness Urban Interface, a zone of transition between wilderness and developed land where built environment meets natural environment at greater risk of catastrophic wildfires. There is a wildfire base insurance shortage in 11 western states. In those states, policies are not being written on new construction or renewal of existing policies (resulting in cancelation of current polices). MFB is working with a large insurance broker to offer insurance to our customers when installing a MFB, proactive wildfire defense system. The insurance policies are being underwritten by large name insurance companies. MFB Ohio is now in the proof-of-concept phase and developing revenues in the various markets.

Our management is comprised of two individuals, Joshua Ralston, who is our President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors, and Stephen Conboy, who is the Chief Technology Officer.

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

Change of Control

On March 17, 2025, Josh Ralston transferred ownership of 10,000,000 shares of the Series A Convertible Preferred Stock of the Company to TC Special Investments, LLC, which entity is beneficially owned and controlled by Theodore Ralston, making Mr. Ralston the Majority Voting Shareholder.

Series C Preferred Stock

On March 17, 2025, the Company designated 10,000,000 shares of Series C convertible Preferred Stock (“Series C Preferred Stock”), par value $0.0001. The Series C Preferred Stock is convertible into twenty (20) shares of Common Stock for each share of Series C Preferred Stock at the option of the stockholder. The Series C Preferred Stock does not have voting rights and is not eligible to receive dividends.

Corporate changes

On January 3, 2022, the Company formed Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), to acquire all the intellectual property of Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”), which was owned by Stephen Conboy, in connection with the flame retardant and flame suppression segments of the environmental industry, including patents and patents pending. The genesis of this transaction was that Mr. Conboy, while having the technical expertise in the flame retardant and flame suppression industry, lacked the financial ability and business acumen to take his vision to market. Mr. Conboy was introduced to the Company by Vincent Risalvato, during September 2021. During discussions with Mr. Conboy, the Company realized that its general business acumen and financial ability could help Mr. Conboy realize his vision, and so the Company and Mr. Conboy negotiated the terms and conditions of a purchase agreement.

On April 13, 2022, the transaction between the Company, MFB Ohio and MFB California closed. The transaction consideration to the equity holders of MFB California was 1,000,000 shares of the Series C Convertible Preferred Stock of the Company with a value at closing of $4,200,000, and a 10% royalty on gross sales before taxes of the MFB Ohio family of products. The Company and Mr. Conboy entered into a Consulting Agreement on January 26, 2025 (the “Consulting Agreement”), with an effective date of March 1, 2025. Section 2(c) of the Consulting Agreement provides the Company the right but not the obligation, at any time upon written notice to Mr. Conboy, to purchase the royalty from Mr. Conboy for the amount of $7,500,000. The purchase agreement also states that Mr. Conboy is entitled to one seat on the Board of Directors. As of the date of this Annual Report, Mr. Conboy has not exercised his right to appoint a member of the Board of Directors of the Company.

On November 20, 2022, the Company. formed Mighty Fire Breaker UK Limited. On April 30, 2024, MFB UK was dissolved under the Companies House in the United Kingdom. The board of directors of the Company determined that it was in the best interest of the Company to focus its business development on its existing markets. Accordingly, the Company has no current plan to revive the existence of MFB UK.

On June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation, while the Company contemplates the opportunity to enter the wildfire insurance markets relating to the Company’s flame retardant and flame suppression products. Effective February 18, 2025, MFB Insurance Company, Inc., a Hawaii corporation formed on February 21, 2025, and wholly-owned subsidiary of GEVI Insurance Holdings Inc. received approval as a captive insurance company from the Insurance Division of the Department of Commerce and Consumer Affairs of the State of Hawaii.

Current operations

Principal products, services and markets

MFB holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire retardant dispersion and fire inhibition chemistry and technology. The Company and MFB have obtained recognitions in this industry, such as being the only two time, EPA Safer Choice award recipient, UL GreenGaurd Gold, and we are in the process of USDA approval.

The fire-retardant market is forecast to be $13.6 billion dollars globally by 2034. MFB markets home, industrial and commercial proactive fire defense systems directly and in conjunction with large insurance companies, sells products through retailers and wholesalers directly to large users such as fire departments.

Distribution methods

MFB ships directly from its Rohnert Park, California facility, and has product available to fulfil orders.The Company’s product is blended in Rohnert Park, California according to the formulas developed by Mr. Conboy, under his supervision, whereafter the product is either shipped directly to customers of delivered to the regional retailers for direct sale to smaller consumers.

Status of publicly announced product or service

To date, all publicly announced orders have been shipped and delivered, including the San Diego Fire Department, various retailers and system installers.

Competitive business conditions and the Company’s competitive position in the industry

The fire-retardant market has been status quo for many years without significant innovation. A study at the University of Southern California published in Environmental Science and Technology explained that the fire retardant industry is known for having products containing toxic metals that are not environmentally safe, and are considered not friendly toward humans, wildlife, fish, water, and plants. MFB’s CitroTech is an all-green fire retardant. MFB’s product, we believe, will be sold at amounts that can be competitive in many markets, including western states where wildfires occur, and areas of the United States where there is new home construction relating to population growth, such as Florida and Texas. Our industry is evolving rapidly and is becoming increasingly competitive. Competitors, such as Perimeter Solutions, SA have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Competitors, such as Perimeter Solutions, SA have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do.

Sources and availability of raw materials

MFB’s raw materials are food grade and readily available from multiple sources. The Company maintains significant inventory at all times.

Dependence on one or a few customers

Use of fire retardant is spread widely over multiple markets. There is little likelihood that as the popularity of a green chemistry spreads that there will be a business concentration, until USDA approval is obtained, at which point the U.S. government could be could a significant customer.

Patents, trademarks and licenses and their duration

MFB currently holds 30 granted patents and 26 pending patents. The granted patents include MFB’s main chemistry and applications. MFB has 21 trademarks and various copyrights.

Need for government approval of principal products or services.

Use of MFB’s product on government land typically requires USDA approval, which MFB is in the process of obtaining.

Effect of existing or probably government regulations on the business

MFB tracks all proposed regulatory changes and makes commercially reasonable efforts to comply in advance. MFB consults with retired high-level fire officials who watch for regulatory changes for the benefit of the Company. MFB also retains experienced legal counsel.

Cost and effects of compliance with environmental laws

All expenses for the USDA application and the EPA recognition have been paid. MFB’s products are green and EPA recognized, making the only significant maintenance cost the USDA and EPA auditing under its Safe Choice Agreement.

Employees

The Company does not have any employees. The Company has consultants, attorneys, and independent contractors that all perform tasks on behalf of the company.

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

Item 2. Properties.

Our Company owns no real property. Our principal office is located at 2170 Allentown Rd, Lima, OH 45808 which is commercial space under on one year lease agreement at $500 per month. The Company leases commercial space for retail and warehousing at 5050 Commerce Blvd., Rohnert Park, CA 90928, which is under a two year lease agreement at $5,200 per month and expires July 31, 2025. The Company leases commercial space for office, retail and warehousing at 3230 Production Avenue, Suite B, Oceanside, CA 92058, which is under a one year lease agreement at $6,225 per month and expires March 31, 2025. Commencing April 1, 2025, the Company leases commercial space for office, retail and warehousing at 3230 Production Avenue, Suite C & D, Oceanside, CA 92058, which is under a five year lease at $15,810 per month.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$0.900	$0.750
Second Quarter	$0.740	$0.640
Third Quarter	$0.850	$0.580
Fourth Quarter	$0.900	$0.640

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.50	$0.15
Second Quarter	$0.50	$0.17
Third Quarter	$1.11	$0.40
Fourth Quarter	$0.98	$0.42

Security Holders

As of March 21, 2025, we estimate there were approximately 750 holders of record and 52,378,201 shares of our Common Stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the past two years, we completed the following transactions in reliance upon exemptions from registration under the Securities Act:

Between September 27, 2023, and March 21, 2025, we issued 1,001,969 shares of Series C Convertible Preferred Stock. The following table summarizes the offering, including the number of shares sold and the amount raised. The proceeds were used for general working capital and operational purposes, including Legal Fees, Accounting and Audit Fees, testing and certification, and preparation to launch product offerings.

Purchaser	Series C Preferred Shares Issued	Amount Raised

Peter Zilahy	25,000	$100,000
Alta Investments LLC	20,833	$49,999
Robert Dailey	41,666	$99,998
FEC Investments LLC	75,000	$300,000
East Shore Industries LLC	12,500	$50,000
Gerald Yanowitz	14,000	$33,600
Joel Yanowitz and Amy Metzenbaum Revocable Trust	40,000	$96,000
Super Eight Capital Holding Ltd.	7,000	$28,000
Loma LLC	12,500	$50,000
Hunts Road LLC	25,000	$100,000
Alta Investments LLC	37,500	$90,000
Super Eight Capital Holding Ltd.	8,333	$19,999
Michael Feigin	20,000	$-
Noonan 2006 Revocable Trust	100,000	$300,000
Jeffrey P. Bash	12,500	$75,000
JBCG Enterprises LLC	20,000	$-
Alta Investments LLC	54,166	$130,000
RJ Dailey	20,833	$50,000
FinTekk AP LLC	83,333	$500,000
Robert Dailey	108,750	$335,000
FEC SDR, LLC	75,000	$300,000
Kenneth C. Noonan Family Trust	22,222	$100,000
NUVIEW IRA LLC	16,667	$100,000
ARMAND + L P Della Monica TTEE	25,000	$100,000
Steve Boyd	50,000	$300,000
Robert Anderson - Equity Trust	8,333	$50,000
Kim Anderson - Equity Trust	8,333	$50,000
Michael L. Meyer	16,667	$100,000
The Tim and Tiffany Hodges Revocable Trust	5,000	$30,000
Alan E. Cunningham	2,500	$15,000
General Pacific	33,333	$200,000

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Issuer Purchases of Equity Securities

None.

Use of proceeds

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was originally incorporated in Nevada on March 14, 1990. Our offices are located at 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009. Our telephone number is (800) 401-4535, and our email address is welcome@generalenterpriseventures.com. Our website is www.generalenterpriseventures.com and www.mightyfirebreaker.com. We do not incorporate the information on or accessible through our website into this Registration Statement, and you should not consider any information on, or that can be accessed through, our website a part of this Registration Statement.

We are an environmentally sustainable fire retardant and fire suppression company throughout the United States. Management is highly experienced at business integration and re-branding potential. Our brand will be unique as we focus on markets in need of development.

We operate one line of business, which is sales and services relating to the CitroTech flame retardant and flame suppression product. Since MFB Ohio acquired the MFP portfolio of intellectual property on April 13, 2022 (“MFB”). MFB owns 33 patents and has 49 patents pending in and for the flame retardant and flame suppression industry. Our fire retardant and fire suppression product helps slow, stop and prevent wildfires. This product is typically applied ahead of an active wildfire to stop or slow its spread. Our product is differentiated by a high level of retardant and suppression effectiveness. While fire retardant and is primarily used to stop or slow the spread of wildfires, our product is also utilized in a fire preventative capacity. Since the wildfires in Los Angeles, California during January 2025, western U.S. states are becoming diligent in wildfire prevention efforts and increasing investments to prevent wildfire risk.

Our management is comprised of two individuals, Joshua Ralston, who is our President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors, and Stepheon Conboy, our Chief Technology Officer.

Known Trends and Uncertainties

Growth in Fire Safety

We believe that fire safety benefits from several growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing urban component, resulting in a need for higher quantity of fire retardant and fire suppression use per acre, thereby increasing production. We believe these trends are prevalent in North America, as well as globally and we expect these trends to continue and drive growth in demand for fire retardant and fire suppression products.

We are working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardant. This growth includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as residential neighborhoods and commercial infrastructure. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks.

We have invested and intend to continue investing in the expansion of our fire retardant and fire suppression business through product development and business development to grow our customer base.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of residential homeowners and fire departments to prevent and suppress fires. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Typically, sales of our product is higher during the summer months in the United States of America due to weather patterns that are generally correlated to a higher prevalence of wildfires. We believe, however, that due to the effect of the wildfires in Los Angeles, California during January 2025, and the more common wildfire season during the summer months that product orders will continue at the current rate throughout calendar year 2025.

Results of Operations

The Company is in the early stage of developing and commercializing their product lines. The Company has been focused historically on obtaining patents and various accreditations. To date, the Company does not have a large customer base, having relied heavily on a few customers, for the commercialization and testing of our CitroTech products and delivery systems. The Company currently does not have an established retail product line nor recurring significant customer base. Therefore, period over period comparisons of our results of operations are not indicative of future results.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2024 and 2023, which are included herein.

Our results of operations for the years ended December 31, 2024 and 2023 are summarized below:

	Years Ended
	December 31,
	2024	2023	Change	%
Revenue	$808,372	$520,645	$287,727	55%
Operating expenses	6,113,050	10,618,583	(4,505,533)	(42%)
Other (income) expenses	1,577,044	4,328	1,572,716	36338%
Net loss	$(6,881,722)	$(10,102,266)	$3,220,544	(32%)

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the year ended December 31, 2024, the revenue increased $290,000 from the year ended December 31, 2023, largely due to the commercialization of our CitroTech products following entry into a Partnership Agreement with the EPA, dated August 22, 2022 (the “EPA Agreement”). After entering into the EPA Agreement and the granting of many of our patents, the Company commenced more on the commercialization of our CitroTech products. Through a few concentrated customers we sold more of our product as customers bought our systems and CitroTech products for their own internal testing and product usage.

Our revenues consisted of the following:

	Years Ended
	December 31,
	2024	2023
Products sale	$626,389	$452,285
Product installation service	181,983	68,360
	$808,372	$520,645

Our revenues from significant customers for the year ended December 31, 2024 and 2023, are as follows:

	Percentage of products sale		Percentage of installation service
	2024	2023	2024	2023
Customer A	19.6%	-	10.6%	-
Customer B	13.7%	-	-	-
Customer C	10.2%	-	0.1%	-
Customer D	19.5%	32.7%	-	-
Customer E	-	44.2%	-	-
Total (as a group)	63.0%	76.8%	10.8%	0.0%

Operating Expenses

	Years Ended
	December 31,
	2024	2023	Change	%
Cost of revenue	$655,499	$260,134	$395,365	152%
Amortization and depreciation	264,696	248,510	16,186	7%
General and administration	498,445	256,602	241,843	94%
Advertising and marketing	1,005,504	148,289	857,215	578%
Management compensation	75,000	180,000	(105,000)	(58%)
Professional fees	3,599,904	9,525,048	(5,925,144)	(62%)
Research and development	14,002	-	14,002	-
Total operating expenses	$6,113,050	$10,618,583	$(4,505,533)	(42%)

The decrease in operating expenses was primarily attributed to decreases in profession fees of $5.9 million, management compensation of $105,000, partially offset by increases in cost of revenue of approximately $395,000, advertising and marketing of approximately $857,000 and general and administrative expenses of approximately $242,000.

Cost of revenue

	Years Ended
	December 31,
	2024	2023	Change	%
Cost of inventory	$407,334	$101,978	$305,356	299%
Freight and shipping	9,321	14,494	(5,173)	(36%)
Consulting and advisory-related party	19,400	30,100	(10,700)	(36%)
Royalty and sales commission-related party	81,917	47,304	34,613	73%
Rent expense	137,527	66,258	71,269	108%
Total cost of revenue	$655,499	$260,134	$395,365	152%

During the year ended December 31, 2024, the cost of revenue increased over the year ended December 31, 2023, primarily due to an increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of product costs, related supplies and direct testing our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defence systems. Cost of inventory increased during the year ended December 31, 2024, primarily due to an increase in product sales and supplies from increased sales.

Consulting and advisory services are to a related party company for services related to product installations.

Freight and shipping relate to costs for shipping products to customers.

Royalty and sales commissions increased in the year ended December 31, 2024 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue.

Rent expenses are warehouse rent expenses. The increase in rent expense is because the Company leased commercial space for office, retail and warehousing from March 2024 under a one year contract.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the year ended December 31, 2024, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the year ended December 31, 2024, over December 31, 2023, is primarily stock-based compensation for marketing and services of $660,000 and increased expenses to support revenue growth. The Company issued 83,333 shares of Series C Convertible Stock, valued at $500,000 for a NASCAR sponsorship and 250,000 shares of Common Stock, valued at $160,000 for compensation of marketing services provided.

Professional fees

The professional fees during the year ended December 31, 2024 primarily included stock-based management compensation of $1.4 million to advisors to our subsidiary MFB and stock-based compensation of $1.0 million to various consultants for IT service for software development, legal on patents and other consulting services in 2024. During 2023, the Company issued 1,200,000 shares of Series C Preferred Stock for professional fees to a related party consultant (TC Special Investments, LLC (“TCSI”)), which is valued as if they are fully converted to 24 million shares of common stock upon issuance, using the quoted stock price of the Company’s common stock at approval date (November 1, 2022), resulted in an accounting valuation of $8,640,000. TCSI’s consulting services to the Company include sales and business development, customer relationship management, strategy optimization, investor relations, underwriter interface, coordinating outside counsel and other business aspects at the request of the Board of Directors.

In addition to TCSI, stock-based compensation was remitted to certain individuals with fire retardant and flame suppression industry experience, who provided guidance and insight to the Company’s management and Board of Directors with respect to the fire retardant and flame suppression industry, business development connections, and oversight during the testing and recognition processes.

Other Expenses

For the year ended December 31, 2024 and 2023, the other expenses consisted of $258,000 and $4,000 interest related to convertible notes payable issued in 2024, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2024 of $410,000 and $0, respectively, and loss on settlement of notes payable and convertible note issued in 2022 of $909,000 and $0, respectively.

Net loss

The net loss for the year ended December 31, 2024, decreased by approximately $3.2 million as compared to the year ended December 31, 2023 primarily due to the decrease in operating expenses, primarily from stock-based professional fees, partially offset by an increase in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $6.9 million and $10.1 million for the years ended December 31, 2024 and 2023, respectively. During fiscal year 2024, we completed a debt offering and an equity offering which generated net proceeds of approximately $1.2 million and $1.8 million respectively.

Working capital

	December 31,	December 31,
	2024	2023	Change	%
Current assets	$1,617,478	$1,218,056	$399,422	33%
Current liabilities	$2,161,883	$1,617,785	$544,098	34%
Working capital (deficiency)	$(544,405)	$(399,729)	$(144,676)	36%

As of December 31, 2024 and 2023, the current assets consisted of cash of $$775,000 and $550,000, respectively, inventory of $325,000 and $230,000, respectively accounts receivable of $317,000 and $427,000, respectively, prepaid expenses of $74,000 and $11,000, respectively, and deferred offering costs of $126,000 and $0, respectively.

As of December 31, 2024 and 2023, the current liabilities consisted of accounts payable and accrued liabilities of $187,000 and $55,000, respectively, due to related parties of $0 and $1.3 million, respectively, promissory note of $0 and $120,000, respectively, convertible notes net of discount of $196,000 and $54,000, respectively, convertible note – related party of $577,000 and $0, respectively, financing loan of $97,000 and $0, respectively, derivative liability of $1,055,000 and $0, respectively, and current portion of operating lease liability of $50,000 and $80,000, respectively.

The increase in working capital deficiency in 2024 was primarily due to the convertible notes and derivative liability related to convertible notes. The Company had net loss and negative cash flows from our operations. In 2024, the Company generated funds from more debt financing than equity financing, therefore, current liabilities increased more than current assets.

Cash Flows

For the year ended December 31, 2024 and 2023

	Years Ended
	December 31,
	2024	2023	Change
Cash used in operating activities	$(1,937,651)	$(1,211,764)	$(725,887)
Cash used in investing activities	$-	$(4,015)	$4,015
Cash provided by financing activities	$2,163,029	$1,710,100	$452,929
Net Change in cash	$225,378	$494,321	$(268,943)

Operating Activities

We have not generated positive cash flows from operating activities.

For the year ended December 31, 2024, net cash flows used in operating activities consisted of a net loss of $6.9 million, reduced by stock-based compensation of $3.1 million, non-cash lease expenses of $80,000, bad debt expense of $23,000, amortization and depreciation of $265,000, amortization of debt discount of $196,000, loss on settlement of debt of $909,000, and changes in derivative liability of $410,000, which were increased by net changes in operating assets and liabilities of $3,000.

For the year ended December 31, 2023, net cash flows used in operating activities was $1.2 million, consisting of a net loss of $10 million, reduced by stock-based compensation of $9 million, non-cash lease expenses of $71,000, and amortization and depreciation of $249,000, which were increased by net changes in operating assets and liabilities of $396,000.

Investing Activities

The Company did not use any funds for investing activities during the year ended December 31, 2024.

For the year ended December 31, 2023, the cash flows used in investing activities were $4,015, which was related to the purchase of equipment.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities consisted of $1.8 million proceeds from the issuance of Series C Convertible Preferred Stock, $1.2 million from the issuance of convertible promissory notes and associated warrants in fourth quarter of 2024, $2,000 received from a related party, $126,000 deferred offering cost payment, repayment of a financing loan of $23,000, and $741,000 from a repayment of loan from a related party.

The basic terms of the convertible promissory notes issued in third and fourth quarter of 2024 are: (i) a 12-month term; (ii) interest of 10% per annum, compounded annually; and (iii) voluntary conversion during the term at a conversion price of $0.40 for each dollar of principal amount. The associated warrants are exercisable for a period of 5 years from the issuance date, for an aggregate of up to 1,620,000 shares at an exercise price of $0.50.

For the year ended December 31, 2023, cash provided by financing activities consisted of $308,000 received from a related party for funding operating costs without interest and due on demand, $908,000 from issuance of Series C Convertible Preferred Stock, $500,000 from stock subscriptions, $120,000 from promissory notes and repayments of $125,000 to a related party.

Contractual Obligations

Convertible notes

In third and fourth quarter 2024, the Company entered into twenty (20) subscription agreements for convertible notes ($1,296,000) and warrants (1,620,000 shares of common stock). The material terms of this convertible note indebtedness are, (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, either (x) divided by 0.40 or (y) a 30% discount to the price sale of its Common Stock pursuant to a registration statement filed with the SEC and listing of the Common Stock on national securities exchange; and (iv) warrant coverage for five years at the rate of 1.25 shares of Common Stock for each dollar of principal, at an exercise price of $0.50 per share. .

Convertible notes – related party

On December 31, 2024, the Company issued convertible note of $577,000 to a related party, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $0.36.

Financing loan

The Company had financing loan for a purchase of vehicle of $97,000 as of December 31, 2024. A repayment of loan schedule is $1,898 per month for the first 36 months and then $2,590 per month for the remaining 30 months with an interest rate of $11.54%. The Company fully settled this financing loan in March 2025.

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of December 31, 2024:

Year ended December 31,

2025	$50,862
Thereafter	-
50,862
Less: Imputed interest	(815)
Operating lease liabilities	$50,047

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

Future Capital Requirements

We expect our existing cash, plus proceeds from recent capital raising to enable us to fund our operating expenses through and capital expenditure requirements for five years from the date of this Annual Report. We anticipate being cash-flow positive by the end of calendar year 2025. We believe we will achieve cash-flow positive by the end of calendar year 2025, because (i) we anticipate that our monthly sales, general and administrative expense will be less than $150,000 per month during calendar year 2025, and (ii) during December 2024 and January 2025, our product orders increased to, on average, more than $100,000 per week. Based on the assumption that product orders will continue at that rate through at least April 2025, we believe that we will be cash flow positive for the entire calendar year 2025. We believe, however, that due to the effect of the wildfires in Los Angeles during January 2025, and the more common wildfire season during the summer months, that our product orders will continue at the current rate through out the rest of the calendar year 2025. We do not anticipate a material increase to our sales, general and administrative expense during 2025. Excess cash flow will enable us to expand sales and business development efforts to further increase product orders subsequent to calendar year 2025. Therefore, the Company does not anticipate being dependent upon additional capital in the form of either debt or equity to continue our operations and expand our product to new markets.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting estimates relate to the following:

•	Incremental borrowing rate for Right of Use Assets
•	Fair Value of Convertible Notes
•	Fair Value of Warrant to Purchase Common Stock

While our estimates and assumptions are based on our knowledge of current events and on actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements.

Incremental borrowing rate for Right of Use Assets

As the Company’s operating leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate. The assessment of the Company’s incremental borrowing rate involves judgment regarding the cost of borrowing funds on a collateralized basis over a similar term and in a similar economic environment.

Fair Value of Convertible Notes

The Company determined that the conversion feature, embedded in convertible notes, met the definition of a liability in accordance with ASC Topic No. 815-40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note become convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and “day 1” derivative loss for the excess amount of debt discount and amortized to interest expense over the term of the note.

For the conversion feature classified as a liability, the Company uses a Binomial Lattice valuation model to value the derivative instrument at inception and on subsequent valuation dates. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The underlying assumptions of Binomial Lattice model are as follows:

1.	The short-term interest rates, including risk-free rate, are known and remain constant over time.
2.	The absence of any arbitrage opportunities is assumed.
3.	The stock price follows a continuous-time random walk, with the rate of variance proportional to the square of the stock price.
4.	The distribution of possible stock prices at the end of any given finite interval is assumed to be lognormal.
5.	The variance of the rate of return on the stock is constant.
6.	No commissions or transaction costs are incurred when buying or selling the stock or option.
7.	The option's early exercise value is evaluated at each node of the lattice.
8.	If applicable, the tax rate remains consistent for all transactions and market participants.

Fair Value of Warrant to Purchase Common Stock

The Company has issued warrants to investors in our debt offerings.

We evaluate all warrants issued to determine the appropriate classification under ASC 480 and ASC 815. In addition to determining classification, we evaluate these instruments to determine if such instruments meet the definition of a derivative.

For warrants that are determined to be equity-classified, we estimate the fair value at issuance and record the amounts to additional paid in capital (potentially on a relative fair value basis if issued in a basket transaction with other financial instruments). Warrants that are equity-classified are not subsequently remeasured unless modified or required to be reclassified as liabilities. The classification of all outstanding warrants, including whether such instruments should be recorded as equity, is evaluated at the end of each reporting period.

The warrants are valued using a Black Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

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

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

General Enterprises Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Enterprises Ventures, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working  capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Intangible Assets

Description of the Matter

As described in Notes 2 and 6 to the consolidated financial statements, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s intangible assets comprised of patents and totaled $3.7 million as of December 31, 2024. We identified the auditing of the valuation of intangible assets as a critical audit matter because it represents a significant portion of the Company’s total assets, and it requires a significant amount of judgment to evaluate the recoverability of the carrying amount of the intangible assets. The primary procedures we performed to address this critical audit matter included the following, among others:

•	We obtained an understanding of the process utilized by the Company’s management to evaluate the recoverability of the carrying amount of the intangible assets.

•	We tested the Company’s process and evaluated the reasonableness of the inputs that management used in its analysis, including the comparison of revenue projections with actual results.

Valuation of Derivative Liability

Description of the Matter

As described in Notes 2, 8 and 9 to the consolidated financial statements, the Company recorded convertible notes that included a conversion feature that was required to be accounted for separately as a derivative liability under ASC 815, Derivatives and Hedging. We identified the auditing of the valuation of derivative liability as a critical audit matter due to the significant judgment and complex estimation required in determining its fair value. The fair value of this derivative liability is estimated using a binomial lattice model, which incorporates assumptions about the Company’s conversion price, volatility, dividend yield, risk-free interest rate, credit risk, and potential early conversion behavior. The primary procedures we performed to address this critical audit matter included the following, among others:

•	We obtained the Company’s valuation model and obtained an understanding of the process utilized by the Company to determine the fair value of the derivative liability.

•	We tested the Company’s process and evaluated the reasonableness of the inputs and assumptions used in the Company’s fair value calculation.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

March 31, 2025

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$775,133	$549,755
Accounts receivable	317,455	427,433
Inventory	324,657	230,197
Prepaid expenses	74,129	10,671
Deferred offering costs	126,104	-
Total Current Assets	1,617,478	1,218,056

Non-Current Assets
Intangible assets, net	3,699,491	3,948,106
Operating lease right-of-use asset	49,347	129,683
Equipment, net	111,374	7,299
Total Assets	$5,477,690	$5,303,144

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$186,984	$54,572
Promissory note	-	120,000
Convertibles notes, net of discount	196,077	54,000
Convertibles note - related party	576,693	-
Financing loan	96,849	-
Due to related parties	-	1,309,077
Derivative liability	1,055,233	-
Operating lease liability - current portion	50,047	80,136
Total Current Liabilities	2,161,883	1,617,785

Non-current Liability
Operating lease liability	-	50,047
Total Liabilities	2,161,883	1,667,832

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares,
10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares,
3,001,969 and 2,273,499 issued and outstanding, respectively	300	227
Common Stock par value $0.0001, authorized 1,000,000,000 shares,
36,841,581 and 97,545,388 shares issued and outstanding, respectively	3,684	9,755
Additional paid-in capital	79,676,211	72,427,996
Common Stock to be issued - 0 and 500,000 shares, respectively	-	180,000
Subscription received - 0 and 183,333 shares of Series C Preferred stock to be issued, respectively	-	500,000
Accumulated deficit	(76,365,388)	(69,483,666)
Total Stockholders' Equity	3,315,807	3,635,312
Total Liabilities and Stockholders' Equity	$5,477,690	$5,303,144

See the accompanying Notes, which are an integral part of these consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2024	2023

Revenue	$808,372	$520,645

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	554,182	182,730
Cost of revenue - related parties	101,317	77,404
Amortization and depreciation	264,696	248,510
General and administration	498,445	256,602
Advertising and marketing	1,005,504	148,289
Management compensation	75,000	180,000
Professional fees	1,935,900	625,452
Professional fees - related parties	1,664,004	8,899,596
Research and development expense	14,002	-
Total operating expenses	6,113,050	10,618,583

Loss from operations	(5,304,678)	(10,097,938)

Other expense
Interest expense	(257,782)	(4,328)
Change in fair value of derivative liability	(409,776)	-
Loss on settlement of debt	(909,486)	-
Total other expense	(1,577,044)	(4,328)

Loss from operations before taxes	(6,881,722)	(10,102,266)

Provision for income taxes	-	-
Net loss	$(6,881,722)	$(10,102,266)

Comprehensive loss	$(6,881,722)	$(10,102,266)

Net loss per common share - basic and diluted	$(0.14)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	50,296,518	96,663,470

See the accompanying Notes, which are an integral part of these consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity

	Convertible Series A		Convertible Series C				Additional	Preferred Stock	Common Stock		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	to be	to be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	issued	Deficit	Equity

Balance - December 31, 2022	10,000,000	$1,000	950,000	$95	93,945,388	$9,395	$62,719,578	$-	$-	$(59,381,400)	$3,348,668.0

Subscription received - Series C Preferred shares to be issued	-	-	-	-	-	-	-	500,000	-	-	500,000
Common stock to be issued - management	-	-	-	-	-	-	-	-	180,000	-	180,000
Issuance Series C Preferred Stock in cash	-	-	273,499	27	-	-	907,573	-	-	-	907,600
Common stock issued for services	-	-	-	-	600,000	60	146,790	-	-	-	146,850
Conversion of Convertible Series C Preferred Stock in Common stock	-	-	(150,000)	(15)	3,000,000	300	(285)	-	-	-	-
Issuance Series C Preferred Stock for services -related party	-	-	1,200,000	120	-	-	8,639,880	-	-	-	8,640,000
Contribution inventory - related party	-	-	-	-	-	-	14,460	-	-	-	14,460
Net loss	-	-	-	-	-	-	-	-	-	(10,102,266)	(10,102,266)
Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$72,427,996	$500,000	$180,000	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for preferred stock to be issued	-	-	183,332	18	-	-	499,982	(500,000)	-	-	-
Series C Preferred Stock issued in cash	-	-	421,805	43	-	-	1,844,957	-	-	-	1,845,000
Series C Preferred Stock issued for services	-	-	123,333	12	-	-	1,195,988	-	-	-	1,196,000
Common stock issued for stock to be issued - management	-	-	-	-	500,000	50	179,950	-	(180,000)	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,546,193	154	1,112,201	-	-	-	1,112,355
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	6,500	-	-	-	-
Common stock issued for compensation	-	-	-	-	1,250,000	125	1,074,625	-	-	-	1,074,750
Common stock issued for services	-	-	-	-	1,000,000	100	787,149	-	-	-	787,249
Common stock warrants issued	-	-	-	-	-	-	546,863	-	-	-	546,863
Net loss	-	-	-	-	-	-	-	-	-	(6,881,722)	(6,881,722)
Balance - December 31, 2024	10,000,000	$1,000	3,001,969	$300	36,841,581	$3,684	$79,676,211	$-	$-	$(76,365,388)	$3,315,807

See the accompanying Notes, which are an integral part of these consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(6,881,722)	$(10,102,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,861,999	8,966,850
Series C Preferred stock-based compensation	1,196,000	-
Bad debt expense	22,774	-
Non-cash lease expenses	80,336	71,349
Depreciation and amortization	264,696	248,510
Amortization debt discount	196,077	-
Loss on settlement of debt	909,486	-
Change in fair value of derivative	409,776	-
Changes in operating assets and liabilities:
Accounts receivable	87,204	(427,433)
Inventory	(94,460)	(101,092)
Prepaid expense	(63,458)	(10,431)
Related party advances funding operating expense	6,496	246,425
Accounts payable and accrued liabilities	147,281	(32,827)
Operating lease liabilities	(80,136)	(70,849)
Net Cash used in Operating Activities	(1,937,651)	(1,211,764)

Cash Flows from Investing Activities:
Purchase of equipment	-	(4,015)
Net Cash used in Investing Activities	-	(4,015)

Cash Flows from Financing Activities:
Proceeds from convertible notes	1,206,320	-
Deferred offering cost	(126,104)	-
Proceeds from loan - related party	2,000	307,500
Repayments of loan- related party	(740,880)	(125,000)
Proceeds from issuance Series C Preferred Stock	1,845,000	907,600
Proceeds from stock subscription	-	500,000
Proceeds from promissory note	-	120,000
Repayments of financing loan	(23,307)	-
Net Cash provided by Financing Activities	2,163,029	1,710,100

Change in cash	225,378	494,321
Cash, beginning of period	549,755	55,434
Cash, end of period	$775,133	$549,755

Supplemental Disclosure Information:
Cash paid for interest	$9,157	$-

Non-Cash Financing Disclosure:
Common stock issued for services	$1,861,999	$146,850
Common stock to be issued for management	$-	$180,000
Series C Preferred stock issued for services	$1,196,000	$-
Common stock issued upon conversion of Series C Preferred stock	$-	$300
Common stock issued for conversion and settlement of debt	$1,112,355	$-
Common stock issued for stock to be issued - management	$180,000	$-
Series C Preferred stock issued for subscription received	$500,000	$-
Cancellation comment stock - related party	$6,500	$-
Warrants issued in conjunction with convertible debts	$546,863	$-
Reclassification of due to related party to convertible note	$-	$19,000
Contribution inventory - related party	$-	$14,460
Issuance Series C Preferred stock for services -related party	$-	$8,640,000
Right -of-use assets obtained in exchange for new operating lease liabilities	$-	$161,665
Recognition of derivative liability as debt discount	$645,457	$-
Acquisition of property and equipment as financing loan	$120,155	$-

See the accompanying Notes, which are an integral part of these consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., was originally incorporated under the laws of the State of Nevada on March 14, 1990 and on June 3, 2021 was redomiciled to the State of Wyoming. When used in these notes, the terms “GEVI,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our consolidated financial statements.

Business

We are an environmentally sustainable flame retardant and flame suppression company for the residential home industry throughout the United States and Canada markets. Management is experienced at business integration and branding potential. The Company is bringing to the marketplace unique, disruptive product with significant environmental impact potential.

The Company holds various intellectual property in the form of patents and trademarks in the fields of fire suppression, mapping and tracking of fire retardant dispersion and fire inhibition chemistry and technology. The Company has obtained multiple certification and accreditations in this industry, such as being the only EPA Safer Choice approved, long-term fire retardant, awarded UL GreenGuard Gold status, California Bioassay water approval, and LENS.

Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $6.9 million and revenue of $0.8 million for the year ended December 31, 2024. The Company also has a working capital deficiency of approximately $0.5 million as of December 31, 2024. In addition, the Company has been dependent on related parties to fund operations and has an amount owing to related parties of $0.6 million outstanding at December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the year ended December 31, 2024, the Company completed financings from the issuance of Series C preferred stock, common stock, promissory notes and related party loans, generating net proceeds of approximately $3.1 million. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

Management plans to continue to raise funds and complete an Initial Public Offering (IPO) to support our operations in 2025. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or complete an IPO, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s fiscal year is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.

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

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment - environmentally sustainable flame retardant and flame suppression company for the residential home industry.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at December 31, 2024 and 2023. The Company had cash of $775,133 and $549,755 at December 31, 2024 and 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024, was approximately $387,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Inventory

Inventories consist of finished goods and raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any expected loss on the trade accounts receivable balances and charged to the provision for doubtful accounts.. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered.

During the years ended December 31, 2024 and 2023, the Company recorded bad debt expense of $22,774 and $0, respectively, and no allowance for credit losses as of December 31, 2024 and 2023.

Intangible Assets

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations and asset acquisitions are recognized and measured at fair value at the time of acquisition. These assets are patents and represent assets with finite lives and are further amortized on a straight-line basis over the estimated economic useful lives of 20 years for these acquired patents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. Currently our assets consist of furniture and equipment and vehicle which we amortize over a useful life of 5 and 7 years.

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

As of December 31, 2024 and 2023, the Company’s lease agreement is accounted for as operating leases.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. At December 31, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Convertible Notes

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Binomial Lattice model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Warrant

For warrants that are determined to be equity-classified, we estimate the fair value at issuance and record the amounts to additional paid in capital (potentially on a relative fair value basis if issued in a basket transaction with other financial instruments). Warrants that are equity-classified are not subsequently remeasured unless modified or required to be reclassified as liabilities.

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

Revenue related to contracts with customers is evaluated utilizing the following steps:

i. Identify the contract, or contracts, with a customer;

ii. Identify the performance obligations in the contract;

iii. Determine the transaction price;

iv. Allocate the transaction price to the performance obligations in the contract;

v. Recognize revenue when the Company satisfies a performance obligation.

For the year ended December 31, 2024, our revenues currently consist of a sale of product used for lumber products for fire prevention and an installation of self-contained sprinkler systems. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer.

Cost of Revenue

For the years ended December 31, 2024 and 2023, cost of revenue consisted of:

	Years Ended
	December 31,
	2024	2023
Cost of inventory	$407,334	$101,978
Freight and shipping	9,321	14,494
Consulting and advisory-related party	19,400	30,100
Royalty and sales commission-related party	81,917	47,304
Rent expense	137,527	66,258
Total cost of revenue	$655,499	$260,134

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

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2024	2023
	Shares	Shares
Convertible notes	3,240,000	300,000
Common stock warrants	1,620,000	-
Convertible Series C Preferred Stock	51,923,443	19,347,886
Convertible Series A Preferred Stock(1)	-	10,000,000,000
	56,783,443	10,019,647,886

(1) Series A Preferred Stock was amended in March 2024 to remove the conversion feature (Note 12).

For the years ended December 31, 2024 and 2023 the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Years Ended
	December 31,
	2024	2023
Numerator:
Net loss	$(6,881,722)	$(10,102,266)
Change in fair value of derivatives	409,776	-
Interest on convertible debts	50,723	1,311
Net loss - diluted	$(6,421,223)	$(10,100,955)

Denominator:
Weighted average common shares outstanding	50,296,518	96,663,470
Effect of dilutive shares
Convertible notes	1,273,490	300,000
Preferred stock	51,923,443	10,019,347,886
Common stock warrants	195,286	-
Diluted	103,688,737	10,116,311,356

Net income per common share:
Basic	$(0.14)	$(0.10)
Diluted	$(0.06)	$(0.00)

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

As of December 31, 2024 and 2023, deferred offering costs consisted of the following:

	December 31,	December 31
	2024	2023
Legal fees	$52,131	$-
General and administrative expenses	73,973	-
Total	$126,104	$-

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

During the years ended December 31, 2024 and 2023, stock-based compensation was recognized as follows:

	Years Ended
	December 31,
	2024	2023
Management compensation	$-	$180,000
Professional fees	975,249	146,850
Professional fees - related party	1,422,750	8,640,000
Advertising and marketing	660,000	-
	$3,057,999	$8,966,850

The Company valued common stock based on the quoted stock price on a date of issuance and Series C Preferred stock as if converted to common stock, using the quoted stock price of the Company’s common stock on a date of issuance.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

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

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). ASU 2023-07 was effective for the year ended December 31, 2024 and interim periods thereafter.

Note 3 – Inventory

At December 31, 2024 and 2023, inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Finished goods	$50,469	$14,950
Raw materials	274,188	215,247
	$324,657	$230,197

The Company did not write-off any inventories as unsalable for the years ended December 31, 2024 and 2023.

Note 4 – Prepaid expenses

At December 31, 2024 and 2023, equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Insurance	$19,807	$10,431
Legal retainer	30,000	-
Security deposit	7,819	-
Other prepaid operating expenses	16,503	240
	$74,129	$10,671

Note 5 – Equipment, net

At December 31, 2024 and 2023, equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Cost:
Equipment	$9,366	$9,365
Vehicle	120,155	-
	129,521	9,365
Less: accumulated depreciation	(18,147)	(2,066)
Equipment, net	$111,374	$7,299

During the years ended December 31, 2024 and 2023, the Company recorded depreciation of $16,081 and $1,263, respectively.

During the year ended December 31, 2024, the Company purchased a vehicle for $120,155, with a financing loan.

Financing loan

The Company had financing loan for a purchase of vehicle for the year ended December 31, 2024. A repayment of loan schedule is $1,898 per month for the first 36 months and then $2,590 per months for 30 months with an interest rate of $11.54%. For the year ended December 31, 2024, the Company repaid $32,462, of which $9,157 is for interest. As of December 31, 2024, the Company had a financing loan of $96,849 and disclosed it as current liability as the Company fully paid off this financing loan in March 2025.

Note 6 – Intangible Assets, net

In 2022, the Company acquired the intellectual property of MFB California, 19 patents centered around its MFB Technology for the prevention and spread of wildfires.

As of December 31, 2024 and 2023, finite lived intangible assets consisted of the following:

	December 31,	December 31
	2024	2023
Patents	$4,195,353	$4,195,353
Accumulated amortization	(495,862)	(247,247)
Intangible assets, net	$3,699,491	$3,948,106

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,
2025	$247,931
2026	247,931
2027	247,931
2028	247,931
2029	247,931
Thereafter	2,459,836
$3,699,491

As of December 31, 2024, the weighted-average useful life is 15.12 years.

During the year ended December 31, 2024 and 2023, the amortization expense was $248,615 and $247,247, respectively. The Company commenced with amortization during 2023, when we started operations using the acquired assets.

Note 7 – Lease

In March 2022, the Company has entered into an operating lease for the office, with the term of 18 months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

For the years ended December 31, 2024 and 2023, right-of-use asset and lease information about the Company’s operating lease consist of:

	Year Ended
	December 31,
	2024	2023
The components of lease expense were as follows:
Operating lease cost	$85,992	$70,830
Short-term lease cost	75,252	8,816
Variable lease cost	22,125	8,698
Total lease cost	$183,369	$88,344

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2024	2023
Cash paid for operating cash flows from operating leases	$98,917	$79,528
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$161,665

Weighted-average remaining lease term - operating leases (year)	0.58	1.58
Weighted-average discount rate — operating leases	6.50%	6.50%

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease right-of-use asset	$49,347	$129,683

Operating lease liabilities:
Current portion	$50,047	$80,136
Non-current portion	-	50,047
	$50,047	$130,183

The following table outlines maturities of our lease liabilities as of December 31, 2024:

Year ended December 31,

2025	$50,862
Thereafter	-
50,862
Less: Imputed interest	(815)
Operating lease liabilities	$50,047

Note 8 – Convertible Notes

The components of convertible notes as of December 31, 2024 and 2023, were as follows:

	Principal		Interest	December 31,	December 31,
Payment date	Amount	Maturity date	Rate	2024	2023
August 11, 2022	$18,000	February 11, 2023	2%	$-	$18,000
September 2, 2022	$17,000	March 2, 2023	2%	-	17,000
April 1, 2023	$19,000	Due on demand	2%	-	19,000
July 15, 2024	$795,000	July 15, 2025	10%	795,000	-
August 15, 2024	$326,000	August 15, 2025	10%	326,000	-
November 15, 2024	$100,000	November 15, 2025	10%	100,000	-
December 15, 2024	$75,000	December 15, 2025	10%	75,000	-
Total Convertible notes				$1,296,000	$54,000
Less: Unamortized debt discount				(1,099,923)	-
				196,077	54,000
Less: Current portion				(196,077)	(54,000)
Long -term portion				$-	$-

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share. During the year ended December 31, 2024, the Company settled liabilities of $23,400 and converted notes with principal amounts of $54,000 and accrued interest of $1,702 into 496,193 shares of common stock. The fair market value of the common shares converted was $126,655 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $130,462.

On July 15, 2024 and August 15, 2024, the Company entered into seventeen (17) subscription agreements for convertible notes ($1,121,000) and warrants (1,401,250 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. In November and December, additionally, the Company entered into three (3) subscription agreements for convertible notes ($175,000) and warrants (218,750 shares of common stock). The Company paid 8% financing fee of $89,680, accrued fee of $14,000 and recorded financing fee as debt discount.

During the year ended December 31, 2024, the Company recognized the debt discount of $1,296,000 (Original Issued Discounts of $103,680, warrants discount of $546,863 and derivative liability of $645,457) and amortized debt discount of $196,077.

During the year ended December 31, 2024 and 2023, the Company recognized interest expenses of $50,723 and $1,311 and amortization of debt discount of $196,077 and $0, respectively. As of December 31, 2024 and 2023, the Company recorded accrued interest of $50,723 and $1,567, respectively.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815-40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and “day 1” derivative loss for the excess amount of debt discount and amortized to interest expense over the term of the note.

Note 9 – Derivative Liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial Lattice model to calculate the fair value as of issuance and December 31, 2024.

The underlying assumptions of Binomial Lattice model are as follows:

1.	The short-term interest rates, including risk-free rate, are known and remain constant over time.
2.	The absence of any arbitrage opportunities is assumed.
3.	The stock price follows a continuous-time random walk, with the rate of variance proportional to the square of the stock price.
4.	The distribution of possible stock prices at the end of any given finite interval is assumed to be lognormal.
5.	The variance of the rate of return on the stock is constant.
6.	No commissions or transaction costs are incurred when buying or selling the stock or option.
7.	The option's early exercise value is evaluated at each node of the lattice.
8.	If applicable, the tax rate remains consistent for all transactions and market participants.

For the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

December 31
2024
Expected term	0.29 years
Total Nodes	72
Risk-free interest rate	4.15%
Stock price at valuation date	$0.73
Adjusted stock price at valuation date	$7.30
Expected average volatility	95.41%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$-

Addition of new derivatives recognized as debt discounts	645,457
Addition of new derivatives recognized as loss on derivatives	409,776
Balance - December 31, 2024	$1,055,233

Note 10 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. During the years ended December 31, 2024 and 2023, the Company recognized $750 and $3,017 interest, respectively. As of December 31, 2023, the Company owed principal of $120,000 and accrued interest of $3,017.

During the year ended December 31, 2024, the Company settled the promissory note with principal amount of $120,000 and accrued interest of $3,767 into 1,050,000 shares of common stock. The fair market value of the common shares converted was $902,790 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $779,024.

Note 11 – Related Party Transactions

The related parties that had material transactions for the years ended December 31, 2024 and 2023, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation – a significant shareholder
B	Owner of related party A
C	Chief Executive Officer (CEO) of the Company
D	A California Corporation owned by related party E
E	Significant shareholder
F	Former MFB Ohio board advisor, resigned during 2024
G	MFB Ohio board advisor
H	MFB Ohio board advisor
I	MFB Ohio board advisor
J	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
K	Former MFB Ohio board advisor, resigned during 2024

As of December 31, 2024 and 2023, amounts owing to related parties consists as follows:

	December 31,	December 31,
Related Party	2024	2023
A	$-	$897,197
B	-	411,880
	$-	$1,309,077

During the years ended December 31, 2024 and 2023, related party A advanced to the Company an amount of $2,000 and $307,500 for working capital proposes and $6,495 and $246,425 for operating expenses paid directly to vendors, on behalf of the Company, respectively. During the years ended December 31, 2024 and 2023, the Company repaid $330,000 and $125,000 owing to the related party A and $410,880 and $0 owing to the related party B, respectively. On December 31, 2024, the Company issued a $576,693 convertible note to related party A in exchange for the amount due to related party A and B of $576,693.

For the years ended December 31, 2024 and 2023, expenses to related parties and their nature consists of:

	Year Ended
	December 31
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
C	$75,000	$-	Cash paid for management fee	General and administration
D	$77,600	$120,400	Cash paid for consulting fees	Professional fees - related party
D	$19,400	$30,100	Cash paid for consulting and advisory fees	Cost of revenue – related party
E	$163,654	$139,196	Cash paid for management fee	Professional fees - related party
E	$81,917	$47,304	Cash paid for royalty and sales commissions (See Note14)	Cost of revenue – related party
F	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
G	$429,900	$-	500,000 shares of common stock issued for advisory fee	Professional fees - related party
H	$128,970	$-	150,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$214,950	$-	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$348,000	$-	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
K	$85,980	$-	100,000 shares of common stock issued for advisory fee	Professional fees - related party

Convertible note – related party

On December 31, 2024, the Company issued convertible note of $576,693, to related party A, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $0.36. The conversion price is a fixed price and the Company determined that conversion feature did not need to be bifurcated. The Company has accounting for the convertible debt at amortized cost under ASC 470-20.

As of December 31, 2024, the Company recorded convertible note – related party of $576,693.

Note 12 – Stockholders’ Equity

Amended Articles of Incorporation

Effective on March 17, 2025, the Company amended its Articles of Incorporation to increase the authorized shares to 1,030,000,000 shares, of which 1,000,000,000 shares are common stock and 30,000,0000 shares are preferred stock.

Preferred Shares

Shares Outstanding

The Company is authorized to issue up to 30,000,000 shares of Preferred Stock, par value $0.0001 per share.

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

As of December 31, 2024 and 2023, there were 10,000,000 shares of Series A Preferred stock issued and outstanding.

Series C Convertible Preferred Stock

The Company originally designated 5,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock. On March 17, 2025, the Company amended and restated its Series C Convertible Preferred Stock to designate 10,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock, par value $0.0001, with the following rights and privileges.

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

Other Rights. The holders of the Series C Convertible Preferred Stockare not entitled to a liquidation preference. The holders of the Series C Convertible Preferred Stock may not be redeemed without the consent of the holders of the Series C Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock is not entitled to pre-emptive rights or subscription rights.

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

During the year ended December 31, 2024, the Company issued 728,470 shares of Series C Preferred Stock as follow;

•	183,332 shares issued for stock payable of $500,000.
•	421,805 shares for purchase subscriptions of $1,845,000, at prices of $4.00 to $6.00 per share.
•	123,333 issued for services, valued at $1,196,000 at market price on issuance dates.

During the year ended December 31, 2023, the Company issued 1,473,499 shares of Series C Preferred Stock as follows:

•

During the year ended December 31, 2023, the Company issued 273,499 shares of Convertible Series C Preferred Stock in connection with subscription agreements signed with investors at prices of $2.40 and $4.00 per share for total amount of $907,600.

•

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

As of December 31, 2024 and 2023, there were 3,001,969 and 2,273,499 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

Subscription Received

During the year ended December 31, 2023, the Company received $500,000 for subscriptions of 183,332 shares of Series C Convertible Preferred Stock. As of December 31, 2023, 183,332 shares were not issued and are recorded as preferred stock to be issued with value of $500,000 in equity. During the year ended December 31, 2024, the Company issued the 183,332 shares of Series C Convertible Preferred Stock.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2024, the Company issued 4,296,193 shares of Common Stock and cancelled 65,000,000 shares as follow:

•	1,250,000 shares issued for compensation, valued at $1,074,750 at market price on issuance date.
•	1,000,000 shares issued for services, valued at $787,249 at market price on issuance date.
•	1,546,193 shares for conversion and settlement of debt of $1,112,355 at market price on issuance date.
•	500,000 shares issued for common stock to be issued from fiscal year ended 2023 – to two directors of the Company.
•	65,000,000 shares were cancelled by the Company's President, valued $6,500 at par value.

During the year ended December 31, 2023, the Company issued 3,600,000 shares of common stock as follows:

•	600,000 shares issued for services valued at $146,850.
•	3,000,000 shares issued for conversion of 150,000 shares of Series C Preferred Stock

As of December 31, 2024 and 2023, there were 36,841,581 and 97,545,388 shares of the Company’s common stock issued and outstanding, respectively.

Restricted Stock Awards

On June 13, 2022, the Company issued 70,000,000 Restricted Stock Awards (“RSAs”) to a member of the board of directors and President of the Company. Set out below is a summary of the changes in the Restricted Shares during the year ended December 31, 2024 and 2023:

	Restricted Stock Award	Weighted -Average Grant Price
Balance, December 31, 2022	70,000,000	$0.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance, December 31, 2023	70,000,000	$0.03
Granted	-	-
Vested	-	-
Cancelled	(65,000,000)	0.03
Balance, December 31, 2024	5,000,000	$0.03

As of December 31, 2023, 70,000,000 shares issued to a member of the board of directors and President of the Company are restricted (the “Restricted Stock Award”) and shall be released only upon the Company achieving gross revenue in each of the calendar years ended December 31, 2023, 2024, 2025 and 2026, of not less than $100,000,000. The holder of the Restricted stock shall be entitled to vote but is not entitled to dividends or disposal. During the year ended December 31, 2024, 65,000,000 shares were cancelled.

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to each of the two independent directors for their board services in support of the Company. The Company valued the 500,000 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000. During the year ended December 31, 2024, the Company issued 500,000 shares of common stock and settled common stock to be issued of $180,000.

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

As of December 31, 2024 and 2023, 0 and 500,000 shares were not yet issued and are recorded as common stock to be issued of $0 and $180,000 in equity, respectively.

Warrants

The Company issued a total of 1,620,000 warrants for a period of five years at an exercise price per share of $0.50 in connection with convertible notes for the year ended December 31, 2024. The Company recorded the warrants of $546,863 to additional paid in capital.

We evaluate all warrants issued to determine the appropriate classification under ASC 480 and ASC 815. In addition to determining classification, we evaluate these instruments to determine if such instruments meet the definition of a derivative. The classification of all outstanding warrants, including whether such instruments should be recorded as equity, is evaluated at the end of each reporting period.

The warrants are valued using a Black Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The Company utilized the following assumptions:

2024
Expected term	5.00 years
Expected average volatility	239-251%
Expected dividend yield	-
Risk-free interest rate	3.79–4.30%

A summary of activity of the warrants during the year ended December 31, 2024 as follows:

Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2023	-	$-	-
Granted	1,620,000	0.50	5.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	1,620,000	$0.50	4.61

The intrinsic value of the warrants as of December 31, 2024 is $372,276.

Note 13 - Income Taxes

Components of income tax expense (benefit) are as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Current	$-	$-
Deferred	-	-
Income tax benefit	$-	$-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets and liabilities
Net operating losses carried forward	$7,148,000	$5,780,000
Intangibles	(57,000)	(103,000)
Total deferred tax asset	7,091,000	5,677,000
Less: valuation allowance	(7,091,000)	(5,677,000)
Net deferred tax asset	$-	$-

The Company will have approximately $34.4 million and $27.5 million of gross net operating loss carry-forwards at December 31, 2024 and 2023, respectively. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, respectively, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2024 and 2023. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2024	2023
Statutory tax rate	21.0%	21.0%
State tax rate	8.8%	8.8%
Effect of change in income tax rate for deferred tax assets
Effect of expenses not deductible for tax purpose	(1.8)%	0.0%
Amortization	0.5%	0.5%
Change in valuation allowance	(28.5)%	(30.3)%
Effective income tax rate	0.0%	0.0%

Note 14 – Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10% derived from gross invoiced sales of the MFB product excluding funds received for sales and use tax (Note 11).

Note 15 – Disaggregated revenue and Concentration

During years ended December 31, 2024 and 2023, disaggregated revenue was as follows:

	Years Ended
	December 31,
	2024	2023
Products sale	$626,389	$452,285
Product installation service	181,983	68,360
	$808,372	$520,645

During years ended December 31, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For Year Ended		Accounts Receivable
	December 31		December 31	December 31
	2024	2023	2024	2023
Customer A	30.20%	-	-	-
Customer B	13.68%	-	21.08%	-
Customer C	10.30%	-	-	-
Customer D	19.55%	32.65%	49.77%	39.77%
Customer E	-	44.19%	-	53.82%
Customer F	5.79%	-	15.44%	-
Total (as a group)	79.52%	76.84%	86.29%	93.59%

Purchase and accounts payable

	Percentage of Purchase		Percentage of
	For Year Ended		Accounts payable for purchase
	December 31		December 31	December 31
	2024	2023	2024	2023
Supplier A	33.09%	77.01%	-	-
Supplier B	12.25%	-	74.46%	-
Supplier C	23.80%	-	-	-
Supplier D	8.25%	4.41%	25.54%	-
Total (as a group)	77.39%	81.42%	100.00%	-

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

Note 16 – Subsequent Events

Management has evaluated subsequent events through March 31, 2025, which is the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

•	15,536,620 shares of common stock issued for conversion of 776,831 shares of Series C Convertible Preferred Stock
•	225,000 shares of Series C Convertible Preferred stock were issued as follows;
o 197,500 shares for services, valued at $2,769,740
o 275,000 shares for cash of $160,000 at prices of $4.00 and $6.00 per share
•	In February 2025, the Company entered into twelve (12) subscription agreements for convertible notes ($4,075,000) and warrants (5,093,750 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at an exercise price of $0.50 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

As of December 31, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, and our third party financial service provider, PubCo Reporting. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

•

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

•

We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

Item 9B. Other Information

None.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Joshua Ralston – Chairman, President, Secretary, Chief Executive Officer, Chief Financial Officer and Director

On October 10, 2021, the majority voting stockholder appointed Joshua Ralston as a member of the Board of Directors and as Chief Executive Officer. From August 2021 to the present, Mr. Ralston has been stationed at U.S. Coast Guard Base Cleveland ESD in Cleveland, Ohio, where he has directed electronics support. From June 2021 to July 2021, Mr. Ralston was stationed at PATFOR SWA BAHRAIN in Manama, Bahrain, where he provided technical support to joint military operations. From August 2016 to May 2020, Mr. Ralston was stationed at USCG BASE Kodiak ESD in Kodiak, Alaska, where his primary duties were cyber security and information assurance. Mr. Ralston’s educational background is business marketing. Mr. Ralston received a degree in Marketing in 2012 from Ohio State University, and a degree in Cybersecurity and Information Assurance in 2022 from Western Governors University. Mr. Ralston does not have any experience in the fire retardant or fire suppression industry.

John Costa - Director

On April 25, 2022, the Board of Directors appointed John Costa as a member of the Board of Directors.

Mr. Costa has over 30 years of experience in the IT industry; which includes an employment history with several Fortune 100 and 500 companies. Mr. Costa’s areas of IT practice were diversified in Technological Development, Product Design, Modalities and Applications, Artificial Intelligence, Augmented Reality, Virtual and Practical Design, and Website Design. Mr. Costa has a deep understanding of what is capable and possible from a technical and usability standpoint. From 2017 to 2019, Mr. Costa worked with Verizon Digital Services to Architect and Design a greenfield developed overview of worldwide data connectivity and equipment allocations and configurations. From 2019 to 2021, Mr. Costa worked with Pricewaterhouse Coopers to aid the in the revamp of procurement, purchase and accounts payable services on an extensive 18 month project. From 2021 to 2023, Mr. Costa worked with Northrup Grumman helping to define User Experience Strategies and team directives with a partial focus on Extended Realities focused on development and fabrication directives of NGC product development and Virtualization of Data. From 2023 to the present, Mr. Costa has been with the U.S. Department of State to recreate government directives in the productivity of immigration, identification and overseas Consular activities. Mr. Costa received a degree in communications in 1989 from St. Petersburg College. Mr. Costa does not have any experience in the fire retardant or fire suppression industry.

Jeffery Pomerantz - Director

On April 25, 2022, the Board of Directors appointed Jeffery Pomerantz as a member of the Board of Directors. Mr. Pomerantz has over 50 years of experience in Consulting, Promotional Marketing, Manufacturing, Sales, and Distribution. Mr. Pomerantz has provided invaluable assistance with many IPO's and Corporate Up-Listings; additionally, he has a variety of international connections to resources and networks that create product distribution channels throughout the world. From 2019 to the present, Mr. Pomerantz has been in the Promotional Products Industry, in which he has owned and operated a business supervising manufacturing (including China), sales and distribution of hundreds of products. Mr. Pomerantz received a degree in accounting in 1967 from Temple University. Mr. Pomerantz does not have any experience in the fire retardant or fire suppression industry.

Family Relationships

There are no familial relationships among any of our directors or officers. None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2024.

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

Code of Ethics

The Company adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will make the code of business conduct and ethics available on our website at www.generalenterpriseventures.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended December 31, 2024 and 2023. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)(1)	All Other Compensation for ($)	Total ($)
Joshua Ralston, President, Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors	2024	75,000	-	-	75,000
	2023	-	-	-	-

Director Compensation

For the 12-month period ending December 31, 2024, the Company did not remit compensation to its Board of Directors.

Employment Agreement

We have no employment agreements with any of our officers and have not issued any incentive or other stock options, profit sharing or similar benefits.

Equity Compensation Plan Information

We have no equity compensation plan, profit sharing or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes to it sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table is based on 52,378,201 shares of Common Stock, 10,000,000 shares of Series A Preferred Stock, 2,450,138 shares of Series C Convertible Preferred Stock, 6,713,750 warrants, and $5,947,693 convertible debt outstanding as of March 21, 2025, and any shares of Common Stock, the person has the right to acquire within the 60 days following the filing date of this filing. Unless otherwise further indicated in the following table, the footnotes to it or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power concerning the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o General Enterprise Ventures Inc., 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009.

							Number of Shares
							Subject to
							Series C Convertible Preferred,
	Number of Shares						Convertible Debt and Warrant	Total shares		% of
Name of	Series A Preferred		Series C Preferred		Common		exercisable	Beneficial owned (2)		Total
Beneficial Owner(1)	Shares Held	%	Shares Held	%	Shares Held	%	within 60 days	Number	%	Voting Power(3)
Named Executive Officers and Directors
Joshua Ralston	-	-	-	-	3,500,000	6.7%	-	3,500,000	6.7%	*
John Costa	-	-	-	-	250,000	*	-	250,000	*	*
Jeffery Pomerantz	-	-	-	-	250,000	*	-	250,000	*	*
								-
All Executive Officers and Directors as a group (3 persons)	-	-	-	-	4,000,000	7.6%	-	4,000,000	7.6%	*

5% or More Stockholders
TC Special Investments, Inc.(4)	8,184,845	81.8%	700,000	28.6%	450,000	*	15,601,925	16,051,925	23.6%	81.5%
Theodore Ralston (4)	-	-	-	-	3,319,048	6.3%	-	3,319,048	4.9%	*
Stephen Conboy (5)	-	-	550,000	22.4%	3,900,000	7.4%	1,337,820	5,237,820	9.8%	*
CVC California LLC(6)	-	-	-	-	4,350,000	8.3%	-	4,350,000	8.3%	*
BoltRock Holdings LLC (7)	1,815,155	18.2%	650,000	26.5%	1,500,000	2.9%	20,500,000	22,000,000	30.2%	18.2%
Equus Total Return, Inc (8)	-	-	-	-	-	-	5,625,000	5,625,000	9.7%	*

_____________

* Less than 1%

22

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

(3)

Percentage of total voting power with respect to all shares of our Series A preferred stock and common stock, as a single class. The holders of our Series A preferred stock are entitled to one thousand (1,000) votes per share and holders of our common stock are entitled to one (1) vote per share.

(4)

TC Special Investments, LLC, through Mr. Theodore Ralston, has sole dispositive and voting power with respect to all shares. The address of TC Special Investments, LLC is c/o General Enterprise Ventures, Inc., 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009. Total beneficial common share ownership consists of 3,769,048 common shares and 15,601,925 shares of common stock issuable pursuant to 14,000,000 shares of Series C Convertible Preferred Stock and 1,601,925 shares from conversion of debt.

(5)

Stephen Conboy has sole dispositive and voting power with respect to all shares. Stephen Conboy address is c/o General Enterprise Ventures, Inc., 1740H Del Range Blvd, Suite 166, Cheyenne, Wyoming 82009. Total beneficial common share ownership consists of 3,900,000 common shares and 1,337,820 shares of common stock issuable pursuant to 1,337,820 shares from conversion of Series C Convertible Preferred Stock.

(6)

Based on information reported on our transfer agent report for shareholder information, CVC California LLC stated address is 525 Okeechobee Blvd, Ste 1050, West Palm Beach, FL 33401. The Company does not know who has dispositive and voting power with respect to shares owned by CVC California LLC.

(7)

Based on information reported on our transfer agent report for shareholder information, BoltRock Holdings LLC stated address is 712 5th Ave 22nd FL New York, NY 10019. Total beneficial common share ownership consists of 1,500,000 common shares and 20,500,000 shares of common stock issuable pursuant to 13,000,000 shares from conversion of Series C Convertible Preferred Stock, 5,000,000 shares from conversion of debt and 2,500,000 shares from warrants.

(8)

Based on information reported on our transfer agent report for shareholder information, Equus Total Return, Inc stated address is 700 Louisiana Street, 43rd Floor, Houston, TX 77002, Total beneficial common share ownership consists of 5,625,000 shares of common stock issuable pursuant to 3,750,000 shares from conversion of debt and 1,875,000 shares from warrants.

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

•	the amounts involved exceed or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing had, or will have, a direct or indirect material interest.

Related Party	Nature of Relationship to the Company
TC Special Investments, LLC	An Ohio Corporation - a significant shareholder
Theodore Ralston	Owner of TC Special Investments, LLC
Joshua Ralston	Chief Executive Officer (CEO) of the Company
Mighty Fire Breaker, LLC, California	A California Corporation owned by Stephen Conboy
Stephen Conboy	Significant shareholder
Dan Reese	Subsidiary - MFB Ohio board advisor
Jeffery R Bowman	Subsidiary - MFB Ohio board advisor
Franklin O. Carroll	Subsidiary - MFB Ohio board advisor
Peter Brierty	Subsidiary - MFB Ohio board advisor
Michael Feigin	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
Jim Thompson	Subsidiary - MFB Ohio board advisor

For the year ended December 31, 2023:

In September 2023, the Company granted 250,000 shares of Common Stock for services to John Costa, independent director, valued at $90,000.

In September 2023, the Company granted 250,000 shares of Common Stock for services to Jeffery Pomerantz, independent director, valued at $90,000.

In September 2023, the Company issued 1,200,000 shares of Convertible Series C Preferred Stock as consulting services to TC Special Investments, LLC, valued at $8,640,000.

In the year 2023, the Company paid commission fees of $186,500 to Stephen Conboy.

In the year 2023, the Company paid consulting fees of $150,500 to MFB CA.

In the year 2023, TC Special Investments, LLC, advanced to the Company an amount of $307,500 for working capital purpose and paid operating expenses of $246,425 on behalf of the Company.

In the year 2023, the Company repaid $125,000 owing to the loan payable to TC Special Investments, LLC.

For the year ended December 31, 2024:

During the year ended December 31, 2024, the Company paid management fees of $75,000 to Joshua Ralston.

In March 2024, Joshua Ralston cancelled 65,000,000 of the 70,000,000 restricted stock awards issued in June 2022.

During the year ended December 31, 2024, the Company repaid $330,000 owing to the loan payable to TC Special Investments, LLC.

During the year ended December 31, 2024, TC Special Investments, LLC, paid operating expenses of $6,495 on behalf of the Company.

In November 2024, the Company repaid $410.880 owing to the loan payable to Theodore Ralston.

During the year ended December 31, 2024, the Company paid commission fees of $245,571 to Stephen Conboy.

During the year ended December 31, 2024, the Company paid consulting fees of $97,000 to MFB CA.

Issued 20,000 shares of Convertible Series C Preferred Stock for services to one (1) MFB Ohio advisory board member, valued at $348,000.

Issuance 1,250,000 shares of Common Stock for services to five (5) MFB Ohio advisory board members, valued at $1,074,750.

On December 31, 2024, the Company issued convertible note of $576,693, to related party A, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $0.36.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees:	$125,000	$83,000
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	-	-
Total	$125,000	$83,000

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

3. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Domestication/Articles of Incorporation	10-K	3.1	4/15/2024
3.2*	Amendment to Articles of Incorporation
3.3	Bylaws	10-K	3.3	4/15/2024
3.4*	Second Amended and Restated Designations and Preferences of Series A Preferred Stock
3.5*	Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock
4.1*	Description of Securities
10.1	Membership Interest Purchase Agreement dated April 13, 2022 between MFB Ohio and Stephen Conboy	S-1	10.2	2/14/2025
10.2	Safer Choice Agreement between the EPA and Mighty Fire Breaker LLC, dated August 26, 2022	S-1	10.4	2/15/2025
14.1*	Code of Ethics
21.1*	Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Enterprise Ventures, Inc.

Dated: March 31, 2025	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025	By:	/s/ Joshua Ralston
Joshua Ralston
Chief Executive Officer and Chief Financial Officer

