Form 10-Q
period 2025-03-31
General Enterprise Ventures, Inc.
filed 2025-05-20
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

63,030,961 shares of common stock issued and outstanding as of May 15, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL ENTERPRISE VENTURES, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash	$3,740,336	$775,133
Accounts receivable, net	745,769	317,455
Inventory	312,484	324,657
Prepaid expenses and other current assets	60,902	74,129
Deferred offering costs	149,452	126,104
Total Current Assets	5,008,943	1,617,478

Non-Current Assets
Intangible assets, net	3,637,508	3,699,491
Operating lease right-of-use asset	28,430	49,347
Equipment, net	339,879	111,374
Security deposit	36,991	-
Total Assets	$9,051,751	$5,477,690

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$530,472	$186,984
Deferred revenue	157,236	-
Convertibles notes, net of discount	541,905	196,077
Convertibles notes - related parties	783,456	576,693
Accrued interest - related parties	31,206	-
Financing loan	-	96,849
Derivative liability	2,887,000	1,055,233
Operating lease liability	28,830	50,047
Total Current Liabilities	4,960,105	2,161,883

Total Liabilities	4,960,105	2,161,883

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares,
10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares,
2,450,138 and 3,001,969 issued and outstanding, respectively	245	300
Common Stock, par value $0.0001, authorized 1,000,000,000 shares,
52,378,201 and 36,841,581 shares issued and outstanding, respectively	5,238	3,684
Additional paid-in capital	91,353,955	79,676,211
Accumulated deficit	(87,268,792)	(76,365,388)
Total Stockholders' Equity	4,091,646	3,315,807
Total Liabilities and Stockholders' Equity	$9,051,751	$5,477,690

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Revenue	$969,382	$433,018

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	556,970	96,869
Cost of revenue - related parties	95,290	47,346
Amortization and depreciation	74,539	63,835
General and administration	211,202	97,325
Advertising and marketing	104,496	90,406
Salary and management compensation	638,423	25,000
Professional fees	627,318	1,180,379
Professional fees - related parties	2,119,600	1,468,404
Total operating expenses	4,427,838	3,069,564

Loss from operations	(3,458,456)	(2,636,546)

Other income (expense)
Interest expense	(410,791)	(885)
Interest expense - related party	(62,056)	-
Financing expense	(6,167,334)	-
Change in fair value of derivative liability	(804,767)	-
Loss on settlement of debt	-	(882,279)
Total other expense	(7,444,948)	(883,164)

Loss from operations before taxes	(10,903,404)	(3,519,710)

Provision for income taxes	-	-
Net loss	$(10,903,404)	$(3,519,710)

Comprehensive loss	$(10,903,404)	$(3,519,710)

Net loss per common share - basic and diluted	$(0.23)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	47,889,844	92,232,946

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2025

	Convertible Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	10,000,000	$1,000	3,001,969	$300	36,841,581	$3,684	$79,676,211	$(76,365,388)	$3,315,807

Series C Preferred Stock issued for cash	-	-	27,500	3	-	-	259,997	-	260,000
Series C Preferred Stock issued for services	-	-	167,500	17	-	-	2,349,003	-	2,349,020
Series C Preferred Stock issued for compensation	-	-	30,000	3	-	-	420,717	-	420,720
Common stock issued for conversion of Series C Preferred Stock	-	-	(776,831)	(78)	15,536,620	1,554	(1,476)	-	-
Common stock warrants issued	-	-	-	-	-	-	8,649,503	-	8,649,503
Net loss	-	-	-	-	-	-	-	(10,903,404)	(10,903,404)
Balance - March 31, 2025	10,000,000	$1,000	2,450,138	$245	52,378,201	$5,238	$91,353,955	$(87,268,792)	$4,091,646

For the three months ended March 31, 2024

	Series A Preferred stock		Convertible Series C Preferred stock		Common Stock		Preferred Stock to be	Common Stock to be	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for cash	-	-	158,333	16	-	-	(320,000)	-	484,984	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	$1,000	2,471,832	$247	36,302,150	$3,630	$180,000	$90,000	$76,492,249	$(73,003,376)	$3,763,750

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(10,903,404)	$(3,519,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,769,740	2,398,000
Financing expense	6,167,334	-
Non-cash lease expenses	20,917	19,602
Depreciation and amortization	74,539	63,835
Amortization debt discount	376,678	-
Loss on settlement of debt	-	882,279
Change in fair value of derivative	804,767	-
Changes in operating assets and liabilities:
Accounts receivable	(428,314)	(253,532)
Inventory	(83,124)	41,406
Prepaid expense and other current assets	21,933	(792)
Security deposit	(36,991)	-
Accounts payable and accrued liabilities	334,782	44,554
Accrued interest - related parties	31,206	-
Deferred revenue	157,236	-
Operating lease liabilities	(21,217)	(19,302)
Net Cash used in Operating Activities	(713,918)	(343,660)

Cash Flows from Investing Activities:
Purchase of equipment	(26,988)	-
Net Cash used in Investing Activities	(26,988)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes	1,909,000	-
Proceeds from convertible note - related party	1,776,082	-
Deferred offering cost	(23,348)	-
Proceeds from issuance Series C Preferred Stock	260,000	165,000
Repayment of financing loan	(215,625)	-
Net Cash provided by Financing Activities	3,706,109	165,000

Change in cash	2,965,203	(178,660)
Cash, beginning of period	775,133	549,755
Cash, end of period	$3,740,336	$371,095

Supplemental Disclosure Information:
Cash paid for interest	$5,584	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued upon conversion of Series C Preferred stock	$1,553	$-
Common stock issued for conversion and settlement of debt	$-	$1,085,148
Common stock issued for stock to be issued - management	$-	$90,000
Series C Preferred stock issued for subscription received	$-	$320,000
Cancellation comment stock - related party	$-	$6,500
Warrants issued in conjunction with convertible debt	$2,482,169	$-
Recognition of derivative liability as debt discount	$1,027,000	$-
Transfer from inventory to property and equipment	$95,297	$-
Acquisition of property and equipment as financing loan	$118,776	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

Note 1 – Organization, Business and Going Concern

General Enterprise Ventures, Inc., was originally incorporated under the laws of the State of Nevada on March 14, 1990. On June 3, 2021, after approval by the board of directors and shareholders of the Company, the Company was redomiciled to the State of Wyoming. On October 11, 2021, after approval by the board of directors and shareholders of the Company, the Company was renamed General Enterprise Ventures, Inc., in the State of Wyoming. When used in these notes, the terms “GEVI,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our unaudited consolidated financial statements.

Corporate Changes

Effective June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation (“GEVI Insurance”), to enter the wildfire insurance markets utilizing the Company’s flame retardant and flame suppression product. Effective February 21, 2025, the Company formed MFB Insurance Company, Inc., a Hawaii corporation and organized it as a wholly owned subsidiary of GEVI Insurance to act as a captive insurance company to enter the wildfire insurance market.

Business

Our product is CitroTech™, which is utilized in wildfire defense and to treat lumber to inhibit fire. In addition, we are developing a coating to treat lumber during manufacture prior to distribution. Our product is sustainable, because it is made of food-grade ingredients derived from corn, fruits and other renewable sources. Our current customer base is mainly comprised of homeowners, developers and fire departments. Homeowners and developers use our product to proactively spray wood framing during construction to treat the property prior to the occurrence of fires. We install systems to deploy our product remotely to provide a buffer zone around properties to prevent combustion. Fire Departments use our product to proactively spray around controlled burns and areas that traditionally have active wildfire risk to prevent expansion of the burn area.

Going Concern

Our unaudited consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $10.9 million and revenue of $1.0 million for the three months ended March 31, 2025. The Company also has working capital of approximately $49,000 as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the three months ended March 31, 2025, the Company completed financings from the issuance of Series C preferred stock, and convertible notes, generating net proceeds of approximately $3.9 million. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

Management plans to continue to raise funds and complete a public offering to support our operations in 2025. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or complete a public offering, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of General Enterprise Ventures, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024. The Company had cash of $3,740,336 and $775,133, as of March 31, 2025 and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2025, was approximately $2.7 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any expected loss on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered.

During the three months ended March 31, 2025 and 2024, the Company recorded no bad debt expense, and no allowance for credit losses as of March 31, 2025 and December 31, 2024.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and loans payable, are carried at historical cost. As of March 31, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Warrants

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

For the three months ended March 31, 2025, our revenues currently consist of a sale of product used for lumber products for fire prevention and an installation of self-contained sprinkler systems. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of March 31, 2025 and December 31, 2024, total deferred revenue was $157,236 and $0, respectively. Deferred revenue is expected to be recognized as revenue within the second quarter of 2025.

Cost of Revenue

For the three months ended March 31, 2025 and 2024, cost of revenue consisted of:

	Three months ended
	March 31,
	2025	2024
Cost of inventory	$516,443	$76,196
Freight and shipping	160	2,530
Consulting and advisory-related party	4,000	4,200
Royalty and sales commission-related party	91,290	43,146
Rent expense	40,367	18,143
Total cost of revenue	$652,260	$144,215

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

For the three months ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2025	2024
	Shares	Shares
Convertible notes	15,029,424	-
Common stock warrants	11,385,125	-
Convertible Series C Preferred Stock	49,002,760	47,562,284
	75,417,309	47,562,284

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

As of March 31, 2025 and December 31, 2024, deferred offering costs consisted of the following:

	March 31,	December 31
	2025	2024
Legal fees	$71,825	$52,131
General and administrative expenses	77,627	73,973
Total	$149,452	$126,104

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

During the three months ended March 31, 2025 and 2024, stock-based compensation was recognized as follows:

	Three months ended
	March 31,
	2025	2024
Management compensation	$420,720	$-
Professional fees	2,349,020	975,250
Professional fees - related party	-	1,422,750
Financing expense	6,167,334	-
	$8,937,074	$2,398,000

The Company valued common stock based on the quoted stock price on a date of issuance, warrants with using a Black Scholes valuation model, and Series C Preferred stock as if converted to common stock, using the quoted stock price of the Company’s common stock on a date of issuance.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes” (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have its financial statements and whether we will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3 – Inventory

As of March 31, 2025 and December 31, 2024, inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$94,101	$50,469
WIP	983	-
Raw materials	202,123	274,188
Inventory in transit (*)	15,277	-
	$312,484	$324,657

(*) Inventory was returned to the Company on April 1, 2025.

The Company did not impair any inventories as unsalable for the three months ended March 31, 2025 and 2024.

Note 4 – Equipment, net

As of March 31, 2025 and December 31, 2024, equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Cost:
Equipment	$9,366	$9,366
Vehicles	361,216	120,155
	370,582	129,521
Less: accumulated depreciation	(30,703)	(18,147)
Equipment, net	$339,879	$111,374

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation of $12,556 and $660, respectively.

During the three months ended March 31, 2025, the Company purchased a vehicle for $145,764, of which $118,776 was purchased with a financing loan and transferred vehicles from inventory of $95,297 due to a change of use.

Financing loan

The Company had a financing loan for the purchase of vehicle for the year ended December 31, 2024. The loan repayment is $1,898 per month for the first 36 months and then $2,590 per month for 30 months with an interest rate of $11.54%. For the three months ended March 31, 2025, the Company repaid $101,478, of which $4,629 is for interest. In March 2025, the Company fully paid this financing loan.

The Company had a financing loan for the purchase of vehicle in January 2025. A repayment of loan schedule was $1,977 per month for the 72 months with an interest rate of $10.84%. For the three months ended March 31, 2025, the Company repaid $104,732, of which $955 is for interest. In March 2025, the Company fully paid this financing loan.

Note 5 – Intangible Assets, net

In 2022, the Company acquired the intellectual property of MFB California, 19 patents centered around its MFB Technology for the prevention and spread of wildfires.

As of March 31, 2025 and December 31, 2024, finite lived intangible assets consisted of the following:

	March 31,	December 31,
	2025	2024
Patents	$4,195,353	$4,195,353
Accumulated amortization	(557,845)	(495,862)
Intangible assets, net	$3,637,508	$3,699,491

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,
2025 (remaining nine months)	$185,948
2026	247,931
2027	247,931
2028	247,931
2029	247,931
Thereafter	2,459,836
$3,637,508

As of March 31, 2025, the weighted-average useful life is 14.88 years.

During the three months ended March 31, 2025 and 2024, the amortization expense was $61,983 and $63,175, respectively.

Note 6 – Lease

In March 2022, the Company entered into an operating lease for a warehouse, with a term of eighteen (18) months. In July 2023, the Company amended the contract and extended the lease term to July 2025.

In January 2025, the Company entered into an operating lease for our office and warehouse. The commencement date is April 1, 2025, and the termination date is March 31, 2030. The Company records a security deposit of $36,991. As of March 31,2024, no right-of-use asset and liabilities have been recognized for this lease.

Short-term lease

The Company has some rental equipment with a month-to-month contract and leases commercial space for office, retail and warehousing, which is under one year lease agreement and expires March 31, 2025.

For the three months ended March 31, 2025 and 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

	March 31,
	2025	2024
The components of lease expense were as follows:
Operating lease cost	$21,498	$21,498
Short-term lease cost	29,593	6,651
Variable lease cost	2,732	-
Total lease cost	$53,823	$28,149

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$33,530	$21,198

Weighted-average remaining lease term - operating leases (year)	0.33	1.33
Weighted-average discount rate — operating leases	6.50%	6.50%

The following table outlines maturities of our lease liabilities as of March 31, 2025:

Year ending December 31,
2025 (remaining four months)	$29,064
Thereafter	-
29,064
Less: Imputed interest	(234)
Operating lease liabilities	$28,830

Note 7 – Convertible Notes

The components of convertible notes as of March 31, 2025 and December 31, 2024, were as follows:

			Effective	Stated
	Principal		Interest	Interest	March 31,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2025	2024
July 15, 2024	$795,000	July 15, 2025	390%	10%	$795,000	$795,000
August 15, 2024	$326,000	August 15, 2025	398%	10%	326,000	326,000
November 15, 2024	$100,000	November 15, 2025	511%	10%	100,000	100,000
December 15, 2024	$75,000	December 15, 2025	815%	10%	75,000	75,000
February 7, 2025	$1,500,000	February 7, 2026	416%	10%	1,500,000	-
February 15, 2025	$575,000	February 15, 2026	511%	10%	575,000	-
Total Convertible notes					$3,371,000	$1,296,000
Less: Unamortized debt discount					(2,829,095)	(1,099,923)
					541,905	196,077
Less: Current portion					(541,905)	(196,077)
Long -term portion					$-	$-

On July 15, 2024 and August 15, 2024, the Company entered into seventeen (17) convertible notes ($1,121,000) and warrants (1,401,250 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. In November and December, the Company entered into three (3) convertible notes ($175,000) and warrants (218,750 shares of common stock). The Company paid 8% financing fee of $89,680, accrued fee of $14,000 and recorded financing fee as debt discount.

In February 2025, the Company entered into eleven (11) convertible notes ($2,075,000) and warrants (2,593,750 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. The Company paid 8% financing fee of $166,000 recorded financing fee as debt discount.

During the three months ended March 31, 2025, the Company recognized the debt discount of $2,075,000 (Original Issued Discounts of discount of $166,000, warrants of $882,000 and derivative liability of $1,027,000).

During the three months ended March 31, 2025 and 2024, the Company recognized interest expenses of $60,258 and $135 and amortization of debt discount of $345,828 and $0, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded accrued interest of $110,981 and $50,723, respectively.

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

Note 8 – Derivative Liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial Lattice model to calculate the fair value as of March 31, 2025 and December 31, 2024.

For the three months ended March 31, 2025 and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis, used the following significant assumptions:

	March 31,	December 31
	2025	2024
Expected term	0.21 – 1 year	0.29 years
Risk-free interest rate	4.02 – 4.30%	4.15%
Stock price at valuation date	0.89 – 1.20	$0.73
Expected average volatility	97.5 – 146.5	95.41%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2024	$1,055,233
Addition of new derivatives recognized as debt discounts	1,027,000
Loss on change in fair value of the derivative	804,767
Balance - March 31, 2025	$2,887,000

Note 9 – Accounts payable and accrued liabilities

As of March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$363,060	$48,195
Accrued interest	111,041	51,663
Credit card	13,376	4,540
Sales tax payable	30,648	11,737
Other liabilities	12,347	70,849
	$530,472	$186,984

Note 10 – Related Party Transactions

The related parties that had material transactions for the three months ended March 31, 2025 and 2024, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio limited liability company - a significant shareholder
B	Owner of A and our Chief Executive Officer of the Company from April 1, 2025
C	Chief Executive Officer of the Company until March 31, 2025 and Vice President of Operations from April 1, 2025.
D	A California limited liability company owned by a related party E
E	Significant shareholder and our Chief Technology Officer
F	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
G	A Delaware limited liability company – Series A Preferred shareholder
H	Subsidiary - MFB Ohio board advisor, resigned during 2024
I	Subsidiary - MFB Ohio board advisor, resigned during 2024
J	Subsidiary - MFB Ohio board advisor
K	Subsidiary - MFB Ohio board advisor
L	Subsidiary - MFB Ohio board advisor

For the three months ended March 31, 2025 and 2024, expenses to related parties and their nature consists of:

	Three Months Ended
	March 31
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$14,220	$-	Interest payable related to Convertible note	Interest expenses - related party
A	$2,103,600	$-	150,000 Series C preferred stock for consulting fee	Professional fees - related party
C	$141,500	$25,000	Cash paid for management fee	Management compensation
D	$16,000	$16,800	Cash paid for consulting fees	Professional fees - related party
D	$4,000	$4,200	Cash paid for consulting and advisory fees	Cost of revenue - related party
E	$-	$28,854	Cash paid for management fee	Professional fees - related party
E	$91,290	$43,146	Cash paid for royalty and sales commissions	Cost of revenue - related party
F	$420,720	$-	30,000 Series C preferred stock for management compensation	Management compensation
F	$-	$348,000	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
H	$-	$85,980	100,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$-	$214,950	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$-	$429,900	500,000 shares of common stock issued for advisory fee	Professional fees - related party
K	$-	$128,970	150,000 shares of common stock issued for advisory fee	Professional fees - related party
L	$-	$214,950	250,000 shares of common stock issued for advisory fee	Professional fees - related party

Convertible notes – related parties

The components of convertible notes as of March 31, 2025 and December 31, 2024, were as follows:

	Principal		Effective	Stated Interest	March 31,	December 31,
Payment date	Amount	Maturity date	Interest rate	Rate	2025	2024
December 1, 2024	$576,693	December 31, 2025	-	10%	$576,693	$576,693
February 2025	$2,000,000	February 28, 2026	354%	10%	2,000,000	-
Total Convertible notes					$2,576,693	$576,693
Less: Unamortized debt discount					(1,793,237)	-
					783,456	576,693
Less: Current portion					(783,456)	(576,693)
Long -term portion					$-	$-

On December 31, 2024, the Company issued a convertible note of $576,693, to related party A, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $0.36. The conversion price is a fixed price and the Company determined that conversion feature did not need to be bifurcated. The Company has accounting for the convertible debt at amortized cost under ASC 470-20.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (2,500,000 shares of common stock) with a related party G. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $0.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, related party G could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio. The Company paid 8% original discount of $160,000 and financing fee of $63,918 and recorded these financing cost as debt discount. The Company has accounted for the convertible debt at amortized cost under ASC 470-20.

During the three months ended March 31, 2025, the Company recognized the debt discount of $1,824,087 (Original Issued Discounts of discount and financing fee of $223,918 and warrants of $1,600,169).

During the three months ended March 31, 2025, the Company recognized interest expenses of $31,206 and amortization of debt discount of $30,850. As of March 31, 2025, the Company recorded accrued interest of $31,206.

Note 11 – Stockholders’ Equity

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

Series A Preferred Stock

The Company originally designated 10,000,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. On March 17, 2025, the Company amended and restated its Series A Convertible Preferred Stock to designate 10,000,000 shares of its Preferred Stock as Series A Preferred Stock, par value $0.0001, with the following rights and privileges.

Dividends. Holders of shares of Series A Preferred Stock are not entitled to receive dividends.

Voting Rights. Each share of Series A Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of the holders of Common Stock, voting together with the holders of Common Stock as a single class. Holders of shares of Series A Preferred Stock do not have cumulative voting rights. This means a holder of a single share of Series A Preferred Stock cannot cast more than one vote for each position to be filled on the Board of Directors.

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

As of March 31, 2025 and December 31, 2024, there were 10,000,000 shares of Series A Preferred stock issued and outstanding.

Series C Convertible Preferred Stock

The Company has designated 10,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock with the following rights and privileges.

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

During the three months ended March 31, 2025, the Company issued 225,000 shares of Series C Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	17,500 shares for services, valued at $245,418 at market price on issuance dates.
•	180,000 shares for compensation, valued at $2,524,320 at market price on issuance dates.

During the three months ended March 31, 2025, the holders of the Convertible Series C Preferred Stock converted 776,831 shares of the Company’s Convertible Series C Preferred Stock into 15,536,620 shares of the Company’s common stock.

As of March 31, 2025 and December 31, 2024, there were 2,450,138 and 3,001,969 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

Common Stock

The holders of shares of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of Common Stock are entitled to equal dividends and distributions, with respect to the Common Stock when, as, and if declared by the Board of Directors from funds legally available for such dividends. No holder of Common Stock has any preemptive right to subscribe for any of our stock nor are any shares subject to redemption. Upon our liquidation, dissolution, or winding up, and after payment of creditors and any amounts payable to senior securities, the assets will be divided pro rata on a share-for-share basis among the holders of the shares of Common Stock.

No holder of shares of Common Stock of the Company shall be entitled as of right to purchase or subscribe for any part of any unissued stock of the Company or of any new or additional authorized stock of the Company of any class whatsoever, or any issue of securities of the Company convertible into stock, whether such stock or securities be issued for money or consideration other than money or by way of dividend, but any such unissued stock or such new or additional authorized stock or such securities convertible into stock may be issued and disposed of to such persons, firms, corporations and associations, and upon such terms as may be deemed advisable by the Board of Directors without offering to stockholders then of record or any class of stockholders any thereof upon the same terms or upon any terms.

During the three months ended March 31, 2025, the Company issued 15,536,620 shares of Common Stock for conversion of Series C Preferred Stock.

As of March 31, 2025 and December 31, 2024, there were 52,378,201 and 36,841,581 shares of the Company’s common stock issued and outstanding, respectively.

Warrants

The Company issued a total of 5,093,750 warrants for a period of five years at an exercise price per share of $0.50 in connection with convertible notes for the three months ended March 31, 2025. The Company recorded the warrants of $710,845 to additional paid in capital.

The Company issued 4,000,000 warrants for a period of five years at an exercise price per share of $0.01 for consulting services, for the three months ended March 31, 2025. Each 1,000,000 warrants are exercisable on September 7, 2025, March 7, 2026, September 7, 2026 and March 7, 2027.  The Company recorded a financing expense of $6,167,334 to additional paid in capital.

The Company issued a total of 671,375 warrants at an exercise price per share of $0.44 for financing expense of convertible notes issued in 2025 and 2024. Warrants are exercisable on September 7, 2025, and are for a period of five years following the initial exercise date. The Company recorded the warrants of $827,991 to additional paid in capital.

The Company issued a total of 1,620,000 warrants for a period of five years at an exercise price per share of $0.50 in connection with convertible notes for the year ended December 31, 2024. The Company recorded the warrants of $1,654,178 to additional paid in capital.

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

The Company utilized the following assumptions:

March 31
2025
Expected term	5.00 years
Expected average volatility	49.0% - 57.5%
Risk-free interest rate	3.99% - 4.29%
Expected dividend yield	-

A summary of activity of the warrants during the three months ended March 31, 2025 as follows:

	Warrants Outstanding		Weighted Average Remaining
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2024	1,620,000	$0.50	4.61
Granted	9,765,125	0.30	5.04
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding, March 31, 2025	11,385,125	$0.32	4.86

Exercisable, March 31, 2025	6,713,750	$0.50	4.76

The intrinsic value of the warrants as of March 31, 2025 is $9,969,870.

Note 12 – Disaggregated revenue and Concentration

During the three months ended March 31, 2025 and 2024, disaggregated revenue was as follows:

	Three months ended
	March 31,
	2025	2024
Products sale	$604,482	$433,018
Product installation service	364,900	-
	$969,382	$433,018

During the three months ended March 31, 2025 and 2024, customer and supplier concentration (more than 10%) were as follows:

Revenue and accounts receivable

	Percentage of Revenue		Percentage of
	For three months ended		Accounts Receivable
	March 31		March 31	December 31
	2025	2024	2025	2024
Customer A	-	28%	-	-
Customer B	-	26%	-	21%
Customer C	-	9%	-	-
Customer D	-	36%	21%	50%
Customer E	11%	-	15%	-
Customer F	-	-	15%	15%
Customer G	10%	-	-	-
Customer H	11%	-	14%	-
Total (as a group)	32%	99%	65%	86%

Purchase and accounts payable

	Percentage of Purchase		Percentage of
	For three months ended		Accounts payable for purchase
	March 31,		March 31,	December 31
	2025	2024	2025	2024
Supplier A	32%	-	-	-
Supplier B	6%	18%	4%	74%
Supplier C	-	38%	-	-
Supplier D	5%	34%	-	26%
Supplier E	39%	-	16%	-
Supplier F	9%	-	80%	-
Total (as a group)	91%	90%	100%	100%

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

Note 13 – Subsequent Events

Management has evaluated subsequent events through May 19, 2025, which is the date these unaudited consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

•	10,652,760 shares of common stock issued for conversion of 532,638 shares of Series C Preferred Stock
•	50,000 shares of Series C Preferred Stock issued for compensation, valued at $1,100,000

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

General Overview

General Enterprise Ventures, Inc., was originally incorporated under the laws of the State of Nevada on March 14, 1990. When used in these notes, the terms “GEVI,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our unaudited consolidated financial statements.

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

Corporate Changes

On April 13, 2022, the Company, Mighty Fire Breaker, LLC, an Ohio limited liability company (“MFB Ohio”), Mighty Fire Breaker, LLC, a California limited liability company (“MFB California”) and Mr. Steven Conboy, the sole member of MFB California, entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company (i) acquired all membership interests of MFB California, (ii) acquired all intellectual property owned by MFB California and Mr. Conboy, (iii) issued 166,667 shares of Series C Convertible Preferred Stock, par value of $0.0001 per share of the Company (“Series C Convertible Preferred Stock”), valued at $4,200,000 at closing to Mr. Conboy and (iv) agreed to provide a 10% royalty to Mr. Conboy on gross sales before taxes of the MFB Ohio product.

Effective June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation (“GEVI Insurance”), to enter the wildfire insurance markets utilizing the Company’s flame retardant and flame suppression product. Effective February 21, 2025, the Company formed MFB Insurance Company, Inc., a Hawaii corporation and organized it as a wholly owned subsidiary of GEVI Insurance to act as a captive insurance company to enter the wildfire insurance market.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2025 and 2024, which are included herein.

The Company is in the early stage of developing and commercializing their product lines. The Company has been focused historically on obtaining patents and various accreditations. To date, the Company does not have a large customer base, having relied on a few customers, for the commercialization and testing of our CitroTech products and delivery systems. The Company currently does not have an established retail product line nor recurring significant customer base. Therefore, period over period comparisons of our results of operations are not indicative of future results.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended March 31, 2025 and 2024, which are included herein.

Our results of operations for the three months ended March 31, 2025 and 2024 are summarized below:

	Three months ended
	March 31,
	2025	2024	Change	%
Revenue	$969,382	$433,018	$536,364	124%
Operating expenses	4,427,838	3,069,564	1,358,274	44%
Other expenses	7,444,948	883,164	6,561,784	743%
Net loss	$(10,903,404)	$(3,519,710)	$(7,383,694)	210%

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the three months ended March 31, 2025, the revenue increased $536,000 from the three months ended March 31, 2024, largely due to the adoption of our technology by the marketplace, including the sale of homebased wildfire defense systems, commercial and fire department chemical sales, and directly spraying residential properties due to the wildfire concerns.

Our revenues consisted of the following:

	Three months ended
	March 31,
	2025	2024
Products sale	$604,482	$433,018
Product installation service	364,900	-
	$969,382	$433,018

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the three months ended March 31, 2025 and 2024, are as follows:

	Percentage of products sale		Percentage of installation service
	For three months Ended		For three months Ended
	March 31		March 31
	2025	2024	2025	2024
Customer A	-	28%	-	-
Customer B	-	26%	-	-
Customer C	-	9%	-	-
Customer D	-	36%	-	-
Customer E	11%	-	-	-
Customer G	4%	-	6%	-
Customer H	3%	-	8%	-
Total (as a group)	18%	99%	14%	-

Operating Expenses

	Three months ended
	March 31,
	2025	2024	Change	%
Cost of revenue	$652,260	$144,215	$508,045	352%
Amortization and depreciation	74,539	63,835	10,704	17%
General and administration	211,202	97,325	113,877	117%
Advertising and marketing	104,496	90,406	14,090	16%
Payroll and management compensation	638,423	25,000	613,423	2,454%
Professional fees	2,746,918	2,648,783	98,135	4%
Total operating expenses	$4,427,838	$3,069,564	$1,358,274	44%

The increase in operating expenses was primarily attributed to increases in cost of revenue and payroll and management compensation.

Cost of revenue

	Three months ended
	March 31,
	2025	2024
Cost of inventory	$516,443	$76,196
Freight and shipping	160	2,530
Consulting and advisory-related party	4,000	4,200
Royalty and sales commission-related party	91,290	43,146
Rent expense	40,367	18,143
Total cost of revenue	$652,260	$144,215

During the three months ended March 31, 2025, the cost of revenue increased over the three months ended March 31, 2024, primarily due to an increase in cost of inventory and royalty and sales commissions.

Cost of inventory consists of product costs, related supplies and direct testing of our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the three months ended March 31, 2025, primarily due to an increase in product sales and supplies from increased sales.

Consulting and advisory services are to a related party company for services related to product installations.

Freight and shipping relate to costs for shipping products to customers.

Royalty and sales commissions increased in the three months ended March 31, 2025 from more revenue. The Company recognizes an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue. In March 2025, the Company entered int new contract and there is no longer royalty.

Rent expenses are warehouse rent expenses. The increase in rent expense is because the Company leased commercial space for office, retail and warehousing from March 2024 under a one-year contract.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the three months ended March 31, 2025, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the three months ended March 31, 2025, over the three months ended March 31, 2024, is primarily due to an increase in expenses to support revenue growth.

Professional fees

The professional fees during the three months ended March 31, 2025, primarily included stock-based compensation of $2.1 million to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fee for accounting and audit related to SEC filing, legal on patents and other consulting services in 2025.  The professional fees during the three months ended March 31, 2024, primarily included stock-based management compensation of $1.4 million to advisors to our subsidiary MFB and stock-based compensation of $1.0 million to various consultants for IT service for software development, legal on patents and other consulting services in 2024.

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

Payroll and management compensation

During the three months ended March 31, 2025, management compensation primality included stock-based management compensation of $410,000 to a management of subsidiary and cash payments of $142,000 to our former CEO, and payroll to our employees of $76,203.

During the three months ended March 31, 2024, management compensation primality included cash payment of $25,000 to our former CEO.

Other Expenses

For the three months ended March 31, 2025 and 2024, the other expenses consisted of $473,000 and $1,000 interest related to convertible notes payable issued in 2024, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2024 of $805,000 and $0, respectively, financing expense of $6.2 million and $0, respectively, and loss on settlement of notes payable and convertible note issued in 2022 of $0 and $882,000, respectively.  Financing expense is 4 million warrants granted to a financial advisor in 2025.

Net loss

The net loss for the three months ended March 31, 2025, increased by approximately $7.4 million as compared to the three months ended March 31, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $10.9 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we completed a debt offering and an equity offering which generated net proceeds of approximately $3.7 million and $0.3 million respectively.

Working capital

	March 31,	December 31,
	2025	2024	Change	%
Current assets	$5,008,943	$1,617,478	$3,391,465	210%
Current liabilities	$4,960,105	$2,161,883	$2,798,222	129%
Working capital (deficiency)	$48,838	$(544,405)	$593,243	(109%)

As of March 31, 2025 and December 31, 2024, the current assets consisted of cash of $3.7 million and $775,000, respectively, inventory of $312,000 and $325,000, respectively accounts receivable of $746,000 and $317,000, respectively, prepaid expenses and other current assets of $61,000 and $74,000, respectively, and deferred offering costs of $149,000 and $126,000, respectively.

As of March 31, 2025 and December 31, 2024, the current liabilities consisted of accounts payable and accrued liabilities of $530,000 and $187,000, respectively, convertible notes net of discount of $542,000 and $196,000, respectively, convertible note – related parties of $783,000 and $577,000, respectively, accrued interest – related parties of $31,000 and $0, respectively financing loan of $0 and $97,000, respectively, derivative liability of $2.9 million and $1.1 million, respectively, and current portion of operating lease liability of $29,000 and $50,000, respectively.

The increase in working capital in 2025 was primarily due to an increase in cash and accounts receivable offset by an increase in the convertible notes and derivative liability related to convertible notes. The Company had net loss and negative cash flows from our operations. In 2025, the Company generated funds from more debt financing than equity financing, however, the carrying value of convertible notes included of unamortized debt discount of $4.6 million. Considering this unamortized discount, the Company still had capital deficiency of $4.6 million as of March 31, 2025.

Cash Flows

For the three months ended March 31, 2025 and 2024

	Three months ended
	March 31,
	2025	2024	Change
Cash used in operating activities	$(713,918)	$(343,660)	$(370,258)
Cash used in investing activities	$(26,988)	$-	$(26,988)
Cash provided by financing activities	$3,706,109	$165,000	$3,541,109
Net Change in cash	$2,965,203	$(178,660)	$3,143,863

Operating Activities

We have not generated positive cash flows from operating activities.

For the three months ended March 31, 2025, net cash flows used in operating activities consisted of a net loss of $10.9 million, reduced by stock-based compensation of $2.8 million, financing expense of $6.2 million, non-cash lease expenses of $21,000, amortization and depreciation of $75,000, amortization of debt discount of $377,000, and changes in derivative liability of $805,000, which were increased by net changes in operating assets and liabilities of $24,000.

For the three months ended March 31, 2024, net cash flows used in operating activities consisted of a net loss of $3.5 million, reduced by stock-based compensation of $1.7 million, non-cash lease expenses of $20,000, amortization and depreciation of $64,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $188,000.

Investing Activities

For the three months ended March 31, 2025, the cash flows used in investing activities were $27,000, which was related to the purchase of equipment.

The Company did not use any funds for investing activities during the three months ended March 31, 2024.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities consisted of $260,000 proceeds from the issuance of Series C Convertible Preferred Stock, $3.7 million from the issuance of convertible promissory notes and associated warrants, $23,000 deferred offering cost payment, and repayment of a financing loan of $216,000.

The basic terms of the convertible promissory notes issued in 2025 are: (i) a 12-month term; (ii) interest of 10% per annum, compounded annually; and (iii) voluntary conversion during the term at a conversion price of $0.40 for each dollar of principal amount. The associated warrants are exercisable for a period of 5 years from the issuance date, for an aggregate of up to 5,093,750 shares at an exercise price of $0.50.

For the three months ended March 31, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock.

Contractual Obligations

Convertible notes

In third and fourth quarter 2024 and first quarter 2025, the Company entered into thirty-one (31) subscription agreements for convertible notes ($3,371,000) and warrants (4,213,750 shares of common stock). The material terms of this convertible note indebtedness are, (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, either (x) divided by 0.40 or (y) a 30% discount to the price sale of its Common Stock pursuant to a registration statement filed with the SEC and listing of the Common Stock on national securities exchange; and (iv) warrant coverage for five years at the rate of 1.25 shares of Common Stock for each dollar of principal, at an exercise price of $0.50 per share.

Convertible notes – related party

On December 31, 2024, the Company issued convertible note of $577,000 to a related party, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $0.36.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (2,500,000 shares of common stock) with a related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $0.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, related party G could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio.

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of March 31, 2025:

Year ending December 31,
2025 (remaining four months)	$29,064
Thereafter	-
29,064
Less: Imputed interest	(234)
Operating lease liabilities	$28,830

Going Concern

The accompanying unaudited consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

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

Critical Accounting Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our unaudited consolidated financial statements and accompanying notes. We believe our most critical accounting estimates relate to the following:

•	Fair Value of Convertible Notes
•	Fair Value of Warrant to Purchase Common Stock

While our estimates and assumptions are based on our knowledge of current events and on actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to Unaudited Consolidated Financial Statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management consists of only six (6) individuals which may result in control deficiencies and the absence of sufficient other mitigating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued 225,000 shares of Series C Preferred Stock as follow;

●	47,500 shares issued to our four (4) employees for compensation valued at $665,000.
●	27,500 shares to two (2) investors for proceeds of $165,000
●	150,000 issued to TC Special Investments, LLC for compensation, valued at $2,100,000.

During the three months ended March 31, 2025, the Company issued 15,536,620 shares of Common Stock as follow:

●	15,536,620 issued to twenty-six (26) investors upon conversion of 776,831 shares of Series C Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.

Dated: May 20, 2025	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer

