Form 10-Q
period 2025-06-30
General Enterprise Ventures, Inc.
filed 2025-08-14
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

66,550,981 shares of common stock issued and outstanding as of August 12, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENTERPRISE VENTURES, INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$2,327,087	$775,133
Accounts receivable, net	653,995	317,455
Inventory	409,923	324,657
Prepaid expenses and other current assets	206,370	74,129
Deferred offering costs	185,327	126,104
Total Current Assets	3,782,702	1,617,478

Non-Current Assets
Intangible assets, net	3,575,525	3,699,491
Operating lease right-of-use asset	828,513	49,347
Property and equipment, net	465,511	111,374
Security deposit	36,991	-
Total Non-Current Assets	4,906,540	3,860,212
Total Assets	$8,689,242	$5,477,690

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$532,985	$186,984
Deferred revenue	94,860	-
Convertibles notes, net of discount	277,593	196,077
Convertibles notes, net of discount - related parties	932,002	576,693
Due to related parties	95,747	-
Financing loan	-	96,849
Derivative liability	3,733,000	1,055,233
Operating lease liability - current portion	138,810	50,047
Total Current Liabilities	5,804,997	2,161,883

Non-current Liability
Operating lease liability	693,652	-
Total Liabilities	6,498,649	2,161,883

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 10,000,000 shares issued and outstanding	1,000	1,000
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 2,036,507 and 3,001,969 issued and outstanding, respectively	204	300
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 66,086,853 and 36,841,581 shares issued and outstanding, respectively	6,609	3,684
Additional paid-in capital	101,355,591	79,676,211
Accumulated deficit	(99,172,811)	(76,365,388)
Total Stockholders' Equity	2,190,593	3,315,807
Total Liabilities and Stockholders' Equity	$8,689,242	$5,477,690

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$687,638	$198,669	$1,657,020	$631,687

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	371,392	102,195	928,362	199,064
Cost of revenue - related parties	-	25,790	95,290	73,136
Amortization and depreciation	77,107	62,765	151,646	126,600
General and administration	311,503	161,413	522,705	258,738
Advertising and marketing	152,608	217,574	257,104	307,980
Payroll and management compensation	2,334,698	-	2,973,121	25,000
Professional fees	445,668	471,126	1,072,986	1,651,505
Professional fees - related parties	12,300	65,210	2,131,900	1,533,614
Total operating expenses	3,705,277	1,106,073	8,133,115	4,175,637

Loss from operations	(3,017,639)	(907,404)	(6,476,095)	(3,543,950)

Other income (expense)
Interest expense	(552,085)	-	(962,876)	(885)
Interest expense - related party	(212,787)	-	(274,843)	-
Interest income	3,958	-	3,958	-
Financing expense	(2,511,855)	-	(8,679,189)	-
Change in fair value of derivative liability	(2,973,000)	-	(3,777,767)	-
Loss on settlement of debt	(2,640,611)	-	(2,640,611)	(882,279)
Total other expense	(8,886,380)	-	(16,331,328)	(883,164)

Loss from operations before taxes	(11,904,019)	(907,404)	(22,807,423)	(4,427,114)

Provision for income taxes	-	-	-	-
Net loss	$(11,904,019)	$(907,404)	$(22,807,423)	$(4,427,114)

Comprehensive loss	$(11,904,019)	$(907,404)	$(22,807,423)	$(4,427,114)

Net loss per common share - basic and diluted	$(0.19)	$(0.02)	$(0.41)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	62,734,319	36,387,315	55,353,088	64,310,131

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity

(Unaudited)

For the three and six months ended June 30, 2025

	Convertible Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	10,000,000	$1,000	3,001,969	$300	36,841,581	$3,684	$79,676,211	$(76,365,388)	$3,315,807

Series C Preferred Stock issued for cash	-	-	27,500	3	-	-	259,997	-	260,000
Series C Preferred Stock issued for services	-	-	167,500	17	-	-	2,349,003	-	2,349,020
Series C Preferred Stock issued for compensation	-	-	30,000	3	-	-	420,717	-	420,720
Common stock issued for conversion of Series C Preferred Stock	-	-	(776,831)	(78)	15,536,620	1,554	(1,476)	-	-
Common stock warrants issued	-	-	-	-	-	-	8,649,503	-	8,649,503
Net loss	-	-	-	-	-	-	-	(10,903,404)	(10,903,404)
Balance - March 31, 2025	10,000,000	1,000	2,450,138	245	52,378,201	5,238	91,353,955	(87,268,792)	4,091,646

Series C Preferred Stock issued for services	-	-	69,007	7	-	-	2,511,848	-	2,511,855
Series C Preferred Stock issued for compensation	-	-	50,000	5	-	-	1,099,995	-	1,100,000
Common stock issued for conversion of Series C Preferred Stock	-	-	(532,638)	(53)	10,652,760	1,065	(1,012)	-	-
Common stock issued for services	-	-	-	-	10,000	1	18,999	-	19,000
Common stock issued for conversion of debts	-	-	-	-	3,045,892	305	5,604,137	-	5,604,442
Management stock compensation	-	-	-	-	-	-	767,669	-	767,669
Net loss	-	-	-	-	-	-	-	(11,904,019)	(11,904,019)
Balance - June 30, 2025	10,000,000	$1,000	2,036,507	$204	66,086,853	$6,609	$101,355,591	$(99,172,811)	$2,190,593

For the three and six months ended June 30, 2024

	Convertible Series A		Convertible Series C				Preferred	Common	Additional		Total
	Preferred stock		Preferred stock		Common Stock		Stock to be	Stock to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	Equity

Balance - December 31, 2023	10,000,000	$1,000	2,273,499	$227	97,545,388	$9,755	$500,000	$180,000	$72,427,996	$(69,483,666)	$3,635,312

Series C Preferred Stock issued for preferred stock to be issued	-	-	108,333	11	-	-	(320,000)	-	319,989	-	-
Series C Preferred Stock issued for cash	-	-	50,000	5	-	-	-	-	164,995	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	250,000	25	-	(90,000)	89,975	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	1,506,762	150	-	-	1,084,998	-	1,085,148
Cancellation of comment stock -related party	-	-	-	-	(65,000,000)	(6,500)	-	-	6,500	-	-
Common stock issued for services	-	-	-	-	2,000,000	200	-	-	1,701,800	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	10,000,000	1,000	2,471,832	247	36,302,150	3,630	180,000	90,000	76,492,249	(73,003,376)	3,763,750

Series C Preferred Stock issued for preferred stock to be issued	-	-	74,999	7	-	-	(180,000)	-	179,993	-	-
Common stock issued for services	-	-	-	-	250,000	25	-	-	159,975	-	160,000
Common stock to be issued for services	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	(907,404)	(907,404)
Balance - June 30, 2024	10,000,000	$1,000	2,546,831	$254	36,552,150	$3,655	$-	$290,000	$76,832,217	$(73,910,780)	$3,216,346

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(22,807,423)	$(4,427,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,656,409	2,758,000
Financing expense	8,679,189	-
Non-cash lease expenses	86,052	39,519
Depreciation and amortization	151,646	126,600
Amortization debt discount	1,000,390	-
Loss on settlement of debt	2,640,611	882,279
Change in fair value of derivative	3,777,767	-
Changes in operating assets and liabilities:
Accounts receivable	(336,540)	(223,438)
Inventory	(180,563)	38,116
Prepaid expenses and other current assets	(132,241)	(791)
Security deposit	(36,991)	-
Accounts payable and accrued liabilities	443,354	75,043
Related party advances funding operating expense	25,300	2,180
Accrued interest - related parties	95,447	-
Deferred revenue	94,860	-
Operating lease liabilities	(82,803)	(38,919)
Net Cash used in Operating Activities	(1,925,536)	(768,525)

Cash Flows from Investing Activities:
Purchase of property and equipment	(167,744)	-
Net Cash used in Investing Activities	(167,744)	-

Cash Flows from Financing Activities:
Advances received for convertible notes to be issued	-	695,000
Proceeds from convertible notes	1,909,000	-
Proceeds from convertible note - related party	1,776,082	-
Deferred offering cost	(59,223)	(34,675)
Repayment of loan- related party	(25,000)	(60,000)
Proceed from issuance of Series C Preferred Stock	260,000	165,000
Repayment of financing loan	(215,625)	-
Net Cash provided by Financing Activities	3,645,234	765,325

Change in cash	1,551,954	(3,200)
Cash, beginning of period	775,133	549,755
Cash, end of period	$2,327,087	$546,555

Supplemental Disclosure Information:
Cash paid for interest	$5,870	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for services	$-	$1,862,000
Common stock to be issued for services	$-	$200,000
Series C Preferred stock issued for services	$-	$696,000
Common stock issued upon conversion of Series C Preferred stock	$2,618	$-
Common stock issued for conversion and settlement of debt	$5,604,442	$1,085,148
Common stock issued for stock to be issued - management	$-	$90,000
Series C Preferred stock issued for subscription received	$-	$500,000
Cancellation of common stock - related party	$-	$6,500
Warrants issued in conjunction with convertible debts	$882,000	$-
Right -of-use assets obtained in exchange for new operating lease liabilities	$865,218	$-
Recognition of derivative liability as debt discount	$1,027,000	$-
Transfer from inventory to property and equipment	$95,297	$-
Acquisition of property and equipment as financing loan	$118,776	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

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

When used in these notes, the terms “General Enterprise Ventures, Inc.,” “Company,” “we,” “us” and “our” mean General Enterprise Ventures, Inc. and all entities included in our unaudited interim consolidated financial statements.

Corporate Changes

Effective June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation (“GEVI Insurance”), to enter the wildfire insurance markets utilizing the Company’s flame retardant and flame suppression product. Effective February 21, 2025, the Company formed MFB Insurance Company, Inc., a Hawaii corporation (“MFBI”) and organized it as a wholly owned subsidiary of GEVI Insurance to act as a captive insurance company to enter the wildfire insurance market. MFBI was formed to act as a captive insurance company to reinsure real property protected with the Company’s CitroTech product. MFBI is not currently able to reinsure real property.

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

Going Concern

Our unaudited interim consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $22.8 million and revenue of $1.7 million for the six months ended June 30, 2025. The Company also has a working capital deficiency of approximately $2.0 million, as of June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued.

Management recognizes that the Company must obtain additional resources to successfully implement its business plans. During the six months ended June 30, 2025, the Company completed financings from the issuance of Series C preferred stock, and convertible notes, generating net proceeds of approximately $3.9 million. However, the Company’s existing cash resources and income from operations, are not expected to provide sufficient funds to carry out the Company’s operations and business development through the next twelve (12) months.

Management plans to continue to raise funds and complete a public offering to support our operations in 2025. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or complete a public offering, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of General Enterprise Ventures, Inc. for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three months and six months ended June 30, 2025, and 2024, and cash flows for the six months ended June 30, 2025, and 2024. The balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the unaudited interim consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024. The Company had cash of $2,327,087 and $775,133, as of June 30, 2025 and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2025, was approximately $1.7 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the six months ended June 30, 2025 and 2024, the Company recorded no bad debt expense, and no allowance for credit losses as of June 30, 2025 and December 31, 2024.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Recurring Fair Value Measurements

The following table summarizes the liabilities measured at fair value on a recurring basis:

June 30, 2025	Level 3
Liabilities
Derivative Liability – conversion feature	$3,733,000

December 31, 2024	Level 3
Liabilities
Derivative Liability – conversion feature	$1,055,233

Nonrecurring Fair Value Measurements

The valuation of warrants and market based compensation were derived using Level 3 inputs.

Other Fair Value Disclosures

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, deferred offering costs, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of June 30, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the six months ended June 30, 2025, our revenues currently consist of a sale of product used for lumber products for fire prevention and an installation of self-contained sprinkler systems. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of June 30, 2025 and December 31, 2024, total deferred revenue was $94,860 and $0, respectively. Deferred revenue is expected to be recognized as revenue within the third quarter of 2025.

Cost of Revenue

For the three and six months ended June 30, 2025 and 2024, cost of revenue consisted of:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of inventory	$304,791	$58,529	$821,234	$134,725
Freight and shipping	5,899	5,620	6,059	8,150
Consulting and advisory-related party	-	6,200	4,000	10,400
Royalty and sales commission-related party	-	19,590	91,290	62,736
Rent expense	60,702	38,046	101,069	56,189
Total cost of revenue	$371,392	$127,985	$1,023,652	$272,200

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

For the six months ended June 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2025	2024
	Shares	Shares
Convertible notes	12,226,924	-
Common stock warrants	11,385,125	-
Convertible Series C Preferred Stock	40,730,140	49,059,894
	64,342,189	49,059,894

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

As of June 30, 2025 and December 31, 2024, deferred offering costs consisted of the following:

	June 30,	December 31
	2025	2024
Legal fees	$94,537	$52,131
General and administrative expenses	90,790	73,973
Total	$185,327	$126,104

Stock-Based Compensation

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

During the three and six months ended June 30, 2025 and 2024, stock-based compensation was recognized as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Management compensation	$1,867,669	$-	$2,288,389	$-
Professional fees	-	200,000	2,368,020	1,175,250
Professional fees - related party	-	-	-	1,422,750
Advertising and marketing	-	160,000	-	160,000
Financing expense	2,511,855	-	8,679,189	-
	$4,379,524	$360,000	$13,335,598	$2,758,000

Compensation cost for stock awards, which include common shares, Series C Preferred Stock, warrants and performance stock units (“PSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service or performance period. The fair value of stock awards is based on the quoted price of our common stock on the grant date and Series C Preferred stock as if converted to common stock. We measure the fair value of PSUs using a Monte Carlo valuation model and warrants using a Black Scholes valuation model. Compensation cost for PSUs are recognized using the derived service period and accelerated if the condition is satisfied at an earlier date.

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

Note 3 – Inventory

As of June 30, 2025 and December 31, 2024, inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$171,449	$50,469
Raw materials	238,474	274,188
	$409,923	$324,657

The Company did not impair any inventories as unsalable for the six months ended June 30, 2025 and 2024.

Note 4 – Equipment, net

As of June 30, 2025 and December 31, 2024, equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Cost:
Equipment	$17,186	$9,366
Vehicles	494,152	120,155
	511,338	129,521
Less: accumulated depreciation	(45,827)	(18,147)
Equipment, net	$465,511	$111,374

During the six months ended June 30, 2025, the Company purchased vehicles for $381,817, of which $118,776 was purchased with a financing loan and transferred vehicles from inventory of $95,297 due to a change of use.

For the three and six months ended June 30, 2025 and 2024, depreciation consists of:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation	$15,124	$274	$27,680	$934

Financing loan

The Company had a financing loan for the purchase of vehicle for the year ended December 31, 2024. The loan repayment is $1,898 per month for the first 36 months and then $2,590 per month for 30 months with an interest rate of $11.54%. For the six months ended June 30, 2025, the Company repaid $101,478, of which $4,629 is for interest. In March 2025, the Company fully paid this financing loan.

The Company had a financing loan for the purchase of vehicle in January 2025. A repayment of loan schedule was $1,977 per month for the 72 months with an interest rate of $10.84%. For the six months ended June 30, 2025, the Company repaid $104,732, of which $955 is for interest. In March 2025, the Company fully paid this financing loan.

Note 5 – Intangible Assets, net

In 2022, the Company acquired the intellectual property of MFB California, 19 patents centered around its MFB Technology for the prevention and spread of wildfires.  MFB California currently holds 31 granted patents and 56 pending patent applications. The granted patents include MFB California’s main chemistry and applications. MFB California has 21 trademarks and various copyrights.  Internally generated patents, trademarks and copyrights, are expensed as incurred.

As of June 30, 2025 and December 31, 2024, finite lived intangible assets consisted of the following:

	June 30,	December 31,
	2025	2024
Acquired patents (19)	$4,195,353	$4,195,353
Accumulated amortization	(619,828)	(495,862)
Intangible assets, net	$3,575,525	$3,699,491

Estimated future amortization expense for finite lived intangibles are as follows:

2025 remaining	$123,966
2026	247,931
2027	247,931
2028	247,931
2029	247,931
Thereafter	2,459,835
$3,575,525

As of June 30, 2025, the weighted-average useful life is 14.63 years.

During the three and six months ended June 30, 2025 and 2024, amortization expense is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization	$61,983	$62,491	$123,966	$125,666

Note 6 – Lease

In March 2022, the Company entered into an operating lease for a warehouse, with a term of eighteen (18) months. In July 2023, the Company amended the contract and extended the lease term to July 2025. In May 2025, the Company terminated this lease and wrote off of right-of use asset and lease liability.

In January 2025, the Company entered into an operating lease for our office and warehouse. The commencement date is April 1, 2025, and the termination date is March 31, 2030. The Company records a security deposit of $36,991.

Short-term lease

The Company has some rental equipment with a month-to-month contract and leases commercial space for office, retail and warehousing, which is under one year lease agreement and expires June 30, 2025.

For the three and six months ended June 30, 2025 and 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
The components of lease expense were as follows:
Operating lease cost	$65,811	$21,498	$87,309	$42,996
Short-term lease cost	4,553	17,348	34,146	20,041
Variable lease cost	10,472	11,582	13,204	11,282
Total lease cost	$80,836	$50,428	$134,659	$74,319

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2025	2024
Cash paid for operating cash flows from operating leases	$106,164	$54,278
Right-of-use asset obtained in exchange for new operating lease liabilities	$865,218	$-

Weighted-average remaining lease term - operating leases (year)	4.75	1.08
Weighted-average discount rate — operating leases	7.00%	6.50%

The following table outlines maturities of our lease liabilities as of June 30, 2025:

2025 - remaining of six months	$94,860
2026	195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
980,155
Less: Imputed interest	(147,693)
Operating lease liabilities	$832,462

Note 7 – Convertible Notes

The components of convertible notes as of June 30, 2025 and December 31, 2024, were as follows:

			Effective	Stated
	Principal		Interest	Interest	June 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2025	2024
July 15, 2024	$795,000	July 15, 2025	390%	10%	$-	$795,000
August 15, 2024	$326,000	August 15, 2025	398%	10%	-	326,000
November 15, 2024	$100,000	November 15, 2025	511%	10%	100,000	100,000
December 15, 2024	$75,000	December 15, 2025	815%	10%	75,000	75,000
February 7, 2025	$1,500,000	February 7, 2026	416%	10%	1,500,000	-
February 15, 2025	$575,000	February 15, 2026	511%	10%	575,000	-
Total Convertible notes					$2,250,000	$1,296,000
Less: Unamortized debt discount					(1,972,407)	(1,099,923)
					277,593	196,077
Less: Current portion					(277,593)	(196,077)
Long-term portion					$-	$-

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

During the six months ended June 30, 2025, the Company recognized the debt discount of $2,075,000 (Original Issued Discounts of discount of $166,000, warrants of $882,000 and derivative liability of $1,027,000).

In June 2025, 17 note holders converted convertible notes issued in July and August 2024 of $1,121,000 and accrued interest of $97,353 into 3,045,892 shares of common stock. As a result, the Company settled convertible notes, accrued interest, debt discount of $381,522, and derivative liability of $2,127,000, and recorded loss on settlement of debt of $2,640,611.

During the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $136,931 and $135 and amortization of debt discount of $820,994 and $0, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $76,673 and $0 and amortization of debt discount of $475,166 and $0, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded accrued interest of $90,301 and $50,723, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial Lattice model to calculate the fair value as of June 30, 2025 and December 31, 2024.

For the six months ended June 30, 2025 and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis, used the following significant assumptions:

	June 30,	December 31
	2025	2024
Expected term	0.13 - 1 year	0.29 years
Risk-free interest rate	4.02 - 4.30%	4.15%
Stock price at valuation date	$0.89 - 1.95%	0.73
Expected average volatility	60.5 - 146.5%	95.41%
Expected dividend yield	-	-

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,055,233
Addition of new derivatives recognized as debt discounts	1,027,000
Settled on issuance of common stock	(2,127,000)
Loss on change in fair value of the derivative	3,777,767
Balance - June 30, 2025	$3,733,000

Note 9 – Accounts payable and accrued liabilities

As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$343,329	$48,195
Accrued interest	90,321	51,663
Credit card	939	4,540
Sales tax payable	61,987	11,737
Other liabilities	36,409	70,849
	$532,985	$186,984

Note 10 – Related Party Transactions

The related parties that had material transactions for the six months ended June 30, 2025 and 2024, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio limited liability company - a significant shareholder
B	Owner of A and our Chief Executive Officer of the Company from April 1, 2025
C	Chief Executive Officer of the Company until March 31, 2025 and Vice President of Operations from April 1, 2025.
D	A California limited liability company owned by a related party E
E	Significant shareholder and our Chief Technology Officer
F	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
G	A Delaware limited liability company – Series A Preferred shareholder
H	Subsidiary - MFB Ohio board advisor, resigned during 2024
I	Subsidiary - MFB Ohio board advisor, resigned during 2024
J	Subsidiary - MFB Ohio board advisor
K	Subsidiary - MFB Ohio board advisor
L	Subsidiary - MFB Ohio board advisor

For the six months ended June 30, 2025 and 2024, expenses to related parties and their nature consists of:

	Six Months Ended
	June 30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$2,103,600	$-	150,000 Series C preferred stock for consulting fee	Professional fees - related party
A	$25,300	$2,180	Payment operating expenses on behalf of the Company	Operating expenses
A	$25,000	$60,000	Repayment loan	Due to related party
D	$21,600	$41,600	Cash paid for consulting fees	Professional fees - related party
D	$4,000	$10,400	Cash paid for consulting and advisory fees	Cost of revenue - related party
E	$-	$69,264	Cash paid for management fee	Professional fees - related party
E	$91,290	$62,736	Cash paid for royalty and sales commissions	Cost of revenue - related party
F	$420,720	$-	30,000 Series C preferred stock for management compensation	Management compensation
F	$-	$348,000	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
G	$2,511,855	$-	69,007 Series C preferred stock for services	Financing expense
H	$-	$85,980	100,000 shares of common stock issued for advisory fee	Professional fees - related party
I	$-	$214,950	250,000 shares of common stock issued for advisory fee	Professional fees - related party
J	$-	$429,900	500,000 shares of common stock issued for advisory fee	Professional fees - related party
K	$-	$128,970	150,000 shares of common stock issued for advisory fee	Professional fees - related party
L	$-	$214,950	250,000 shares of common stock issued for advisory fee	Professional fees - related party

For the three months ended June 30, 2025 and 2024, expenses to related parties and their nature consists of:

	Three Months Ended
	June 30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
B	$25,300	$-	Payment operating expenses on behalf of the Company	Due to related party
B	$25,000	$-	Repayment loan	Due to related party
D	$5,600	$24,800	Cash paid for consulting fees	Professional fees - related party
D	$-	$6,200	Cash paid for consulting and advisory fees	Cost of revenue - related party
E	$-	$40,410	Cash paid for management fee	Professional fees - related party
E	$-	$19,590	Cash paid for royalty and sales commissions	Cost of revenue - related party
G	$2,511,855	$-	69,007 Series C preferred stock for services	Financing expense

Convertible notes – related parties

The components of convertible notes as of June 30, 2025 and December 31, 2024, were as follows:

			Effective	Stated
	Principal		Interest	Interest	June 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2025	2024
December 1, 2024	$576,693	December 31, 2025	-	10%	$576,693	$576,693
February 2025	$2,000,000	February 28, 2026	320%	10%	2,000,000	-
Total Convertible notes					$2,576,693	$576,693
Less: Unamortized debt discount					(1,644,691)	-
					932,002	576,693
Less: Current portion					(932,002)	(576,693)
Long-term portion					$-	$-

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

During the six months ended June 30, 2025, the Company recognized the debt discount of $1,824,087 (Original Issued Discounts of discount and financing fee of $223,918 and warrants of $1,600,169).

During the three and six months ended June 30, 2025, the Company recognized interest expenses of $64,241 and $95,447 and amortization of debt discount of $148,546 and $179,396, respectively. As of June 30, 2025, the Company recorded accrued interest of $95,447.

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

As of June 30, 2025 and December 31, 2024, there were 10,000,000 shares of Series A Preferred stock issued and outstanding.

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

During the six months ended June 30, 2025, the Company issued 344,007 shares of Series C Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	236,507 shares for services, valued at $4,860,875 at market price on issuance dates.
•	80,000 shares for compensation, valued at $1,520,720 at market price on issuance dates.

In January and April 2025, the holders of the Convertible Series C Preferred Stock converted 776,831 and 532,638 shares of the Company’s Convertible Series C Preferred Stock into 15,536,620 and 10,652,760 shares of the Company’s common stock respectively.

As of June 30, 2025 and December 31, 2024, there were 2,036,507 and 3,001,969 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

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

During the six months ended June 30, 2025, the Company issued 29,245,272 shares of common stock as follows:

•	26,189,380 shares for conversion of Series C Preferred Stock.
•	3,045,892 shares for conversion of debt of $5,604,442.
•	10,000 shares for services, valued at $19,000.

As of June 30, 2025 and December 31, 2024, there were 66,086,853 and 36,841,581 shares of the Company’s common stock issued and outstanding, respectively.

Management stock compensation (PSU)

On April 1, 2025, the Company entered into the consulting agreement with our CEO. The consulting fee is as s follows;

•	70,000 shares of the Company’s Series C Convertible Preferred Stock when the Company's market capitalization reaches and sustains a market capitalization for 30 consecutive days above $120,000,000;
•	70,000 shares of the Company’s Series C Convertible Preferred Stock when the Company's market capitalization reaches and sustains a market capitalization for 30 consecutive days above $150,000,000;
•	70,000 shares of the Company’s Series C Convertible Preferred Stock when the Company's market capitalization reaches and sustains a market capitalization for 30 consecutive days above $200,000,000; and
•	70,000 shares of the Company’s Series C Convertible Preferred Stock when the Company's market capitalization reaches and sustains a market capitalization for 30 consecutive days above $250,000,000

The Company used the Monte Carlo model to calculate the fair value of compensation and estimated the grant date fair value of $1,932,000. The Company records compensation expense over the term of a derived service period unless the condition is satisfied at an earlier date. During the three and six months ended June 30, 2025, the Company recorded compensation expense of $767,669. As of June 30, 2025, unrecognized compensation cost for unvested equity awards was $1,164,331, which is expected to be recognized over a remaining weighted-average period of 0.40 years.

For the six months ended June 30, 2025, the estimated fair values of the compensation measured used the following significant assumptions:

April 1
2025
Derived service period	0.56 – 0.76 year
Risk-free interest rate	3.97%
Stock price at valuation date	$1.10
Expected average volatility	108.5%
First Capitalization Thresholder per share price	$2.29
Second Capitalization Thresholder per share price	$2.86
Third Capitalization Thresholder per share price	$3.82
Fourth Capitalization Thresholder per share price	$4.77

Warrants

The Company issued a total of 5,093,750 warrants for a period of five years at an exercise price per share of $0.50 in connection with convertible notes for the six months ended June 30, 2025. The Company recorded the warrants of $710,845 to additional paid in capital.

The Company issued 4,000,000 warrants for a period of five years at an exercise price per share of $0.01 for consulting services, for the six months ended June 30, 2025. Each 1,000,000 warrants are exercisable on September 7, 2025, March 7, 2026, September 7, 2026 and March 7, 2027. The Company recorded a financing expense of $6,167,334 to additional paid in capital.

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

The warrants, were deemed to be equity instruments, and were valued using a Black Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The Company utilized the following assumptions:

June 30,
2025
Expected term	5.00 years
Expected average volatility	49.0% - 57.5%
Risk-free interest rate	3.99% - 4.29%
Expected dividend yield	-

A summary of activity of the warrants during the six months ended June 30, 2025 as follows:

	Warrants Outstanding		Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2024	1,620,000	$0.50	4.61
Granted	9,765,125	0.30	5.04
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	11,385,125	$0.32	4.62

Exercisable, June 30, 2025	6,713,750	$0.50	4.52

The intrinsic value of the warrants as of June 30, 2025 is $18,508,714.

Note 12 – Disaggregated revenue and Concentration

During the three and six months ended June 30, 2025 and 2024, disaggregated revenue was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Products sale	$446,785	$171,269	$1,051,267	$604,287
Product installation service	240,853	27,400	605,753	27,400
	$687,638	$198,669	$1,657,020	$631,687

During the three and six months ended June 30, 2025 and 2024, customer and supplier concentration (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue and accounts receivable for the three and six months ended June 30, 2025 and 2024.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of customers (more than 10% revenue)	3	5	1	4
Total revenue of top 5 customers	78.4%	94.9%	40.7%	82%

	June 30,	December 31,
	2025	2024
Number of customers (more than 10% of accounts receivable)	3	3
Total % of accounts receivable balance (more than 10%)	62.3%	86.3%

Purchases and accounts payable

	Percentage of Purchases		Percentage of Purchases		Percentage of
	For three months ended		For six months ended		Accounts payable for purchase
	June 30,		June 30,		June 30,	December 31
	2025	2024	2025	2024	2025	2024
Supplier A	25.1%	-	36.5%	-	-	-
Supplier B	6.2%	-	5.0%	7.0%	89.5%	74.5%
Supplier C	-	72.6%	-	59.3%	-	-
Supplier D	2.9%	4.6%	2.8%	15.8%	10.5%	25.5%
Supplier E	-	-	15.2%	-	-	-
Supplier G	43.1%	-	19.8%	-	-	-

Total (as a group)	77.3%	77.2%	79.3%	82.1%	100.0%	100.0%

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

Note 13 – Subsequent Events

Management has evaluated subsequent events through August 14, 2025, which is the date these interim unaudited consolidated financial statements were available to be issued.

The Company issued 464,128 shares of common stock issued for conversion of debt and accrued interest of $185,651.

The Company and Univest Securities, LLC have agreed that, concurrently with the closing of the Company’s offering on Form S-1, warrants (the “Univest Warrants”) to purchase up to 4,671,375 shares of common stock, would be terminated in full and rendered null and void, and all past, current, or future obligations under the Univest Warrants shall be extinguished, and there shall be no surviving right, title or interest in or to the Univest Warrants or any shares purchasable thereunder. The Univest Warrants were originally issued on March 7, 2025, in connection with financial advisory services and private placement transactions conducted by Univest Securities, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Corporate Changes

Effective June 25, 2024, the Company formed and organized a wholly owned subsidiary, GEVI Insurance Holdings Inc., an Ohio corporation (“GEVI Insurance”), to enter the wildfire insurance markets utilizing the Company’s flame retardant and flame suppression product. Effective February 21, 2025, the Company formed MFB Insurance Company, Inc., a Hawaii corporation (“MFBI”)  and organized it as a wholly owned subsidiary of GEVI Insurance to act as a captive insurance company to enter the wildfire insurance market. MFBI was formed to act as a captive insurance company to reinsure real property protected with the Company’s CitroTech product. MFBI is not currently able to reinsure real property.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2025 and 2024, which are included herein.

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

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three and six months ended June 30, 2025 and 2024, which are included herein.

Our results of operations for the three months ended June 30, 2025 and 2024 are summarized below:

	Three Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$687,638	$198,669	$488,969	246%
Operating expenses	3,705,277	1,106,073	2,599,204	235%
Other expense	8,886,380	-	8,886,380	-
Net loss	$(11,904,019)	$(907,404)	$(10,996,615)	1,212%

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the three months ended June 30, 2025, the revenue increased $489,000 from the three months ended June 30, 2024, largely due to the adoption of our technology by the marketplace, including the sale of homebased wildfire defense systems, commercial and fire department chemical sales, and directly spraying residential properties due to the wildfire concerns.

Our revenues consisted of the following:

	Three Months Ended
	June 30,
	2025	2024
Products sale	$446,785	$171,269
Product installation service	240,853	27,400
	$687,638	$198,669

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the three months ended June 30, 2025 and 2024, are as follows:

	Three months ended
	June 30,
	2025	2024
Number of customers (more than 10% revenue)	3	5
Total revenue of top 5 customers	78.4%	94.9%

We do not have major sales from recurring customers for the three months ended June 30, 2025 and 2024.

Operating Expenses

	Three Months Ended
	June 30,
	2025	2024	Change	%
Cost of revenue	$371,392	$127,985	$243,407	190%
Amortization and depreciation	77,107	62,765	14,342	23%
General and administration	311,503	161,413	150,090	93%
Advertising and marketing	152,608	217,574	(64,966)	(30%)
Payroll and management compensation	2,334,698	-	2,334,698	-
Professional fees	457,968	536,336	(78,368)	(15%)
Total operating expenses	$3,705,277	$1,106,073	$2,599,204	235%

The increase in operating expenses was primarily attributed to increases in cost of revenue and payroll and management compensation.

Cost of revenue

	Three Months Ended
	June 30,
	2025	2024	Change	%
Cost of inventory	$304,791	$58,529	$246,262	421%
Freight and shipping	5,899	5,620	279	5%
Consulting and advisory-related party	-	6,200	(6,200)	(100%)
Royalty and sales commission-related party	-	19,590	(19,590)	(100%)
Rent expense	60,702	38,046	22,656	60%
Total cost of revenue	$371,392	$127,985	$243,407	190%

During the three months ended June 30, 2025, the cost of revenue increased over the three months ended June 30, 2024, primarily due to an increase in cost of inventory and rent expense.

Cost of inventory consists of product costs, related supplies and direct testing of our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the three months ended June 30, 2025, primarily due to an increase in product sales and supplies from increased sales.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

Royalty and sales commissions was $0, in the three months ended June 30, 2025. The Company recognized an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue during 2024. In March 2025, the Company entered into a new management contract and is no longer paying for consulting, advisory and royalty fees.

Rent expenses are warehouse rent expenses. The increase in rent expense is primarily because the Company leased a larger commercial space for office, retail and warehousing from April 2025 and the cancelation of one of our warehouse leases in May 2025.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the three months ended June 30, 2025, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The decrease in advertising and marketing during the three months ended June 30, 2025, over the three months ended June 30, 2024, is primarily due to stock-based service compensation of $160,000 in 2024. Excluding stock based compensation, advertising marketing expense increased due to support revenue growth.

Professional fees

The professional fees during the three months ended June 30, 2025, primarily included various professional fee for accounting and audit related to SEC filing, legal on patents and other consulting services in 2025.  The professional fees during the three months ended June 30, 2024, primarily included stock-based service compensation of $200,000 to consultants for corporate advisory and accounting and audit related to SEC filing, legal on patents and other consulting services in 2024. The decrease in professional fees during the three months ended June 30, 2025, over the three months ended June 30, 2024, is primarily due to reduced stock-based service compensation.

Payroll and management compensation

During the three months ended June 30, 2025, management compensation primality included stock-based management compensation of $1,867,000 to our management and cash payments of $325,000 to our management, and payroll to our employees of $142,000.

During the three months ended June 30, 2024, there was no payroll and management compensation.

Other Expenses

For the three months ended June 30, 2025 and 2024, the other expenses consisted of $765,000 and $0 interest related to convertible notes payable issued in 2025 and 2024, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $3.0 million and $0, respectively, financing expense of $2.5 million and $0, respectively, and loss on settlement of debt from conversion of debt of $2.6 million and $0, respectively.  Financing expense is from 69,007 shares of Series C Convertible Preferred stock issued to a Series A Preferred Shareholder in 2025.

Net loss

The net loss for the three months ended June 30, 2025, increased by approximately $11.0 million as compared to the three months ended June 30, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Our results of operations for the six months ended June 30, 2025 and 2024 are summarized below:

	Six months ended
	June 30,
	2025	2024	Change	%
Revenue	$1,657,020	$631,687	$1,025,333	162%
Operating expenses	8,133,115	4,175,637	3,957,478	95%
Other expenses	16,331,328	883,164	15,448,164	1,749%
Net loss	$(22,807,423)	$(4,427,114)	$(18,380,309)	415%

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the six months ended June 30, 2025, the revenue increased $1.0 million from the six months ended June 30, 2024, largely due to the adoption of our technology by the marketplace, including the sale of homebased wildfire defense systems, commercial and fire department chemical sales, and directly spraying residential properties due to the wildfire concerns.

Our revenues consisted of the following:

	Six months ended
	June 30,
	2025	2024
Products sale	$1,051,267	$604,287
Product installation service	605,753	27,400
	$1,657,020	$631,687

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the six months ended June 30, 2025 and 2024, are as follows:

	Six months ended
	June 30,
	2025	2024
Number of customers (more than 10% revenue)	1	4
Total revenue from our top 5 customers	40.7%	82%

We do not have major sales from recurring customers for the six months ended June 30, 2025 and 2024.

Operating Expenses

	Six months ended
	June 30,
	2025	2024	Change	%
Cost of revenue	$1,023,652	$272,200	$751,452	276%
Amortization and depreciation	151,646	126,600	25,046	20%
General and administration	522,705	258,738	263,967	102%
Advertising and marketing	257,104	307,980	(50,876)	(17%)
Payroll and management compensation	2,973,121	25,000	2,948,121	11,792%
Professional fees	3,204,886	3,185,119	19,767	1%
Total operating expenses	$8,133,115	$4,175,637	$3,957,478	95%

The increase in operating expenses was primarily attributed to increases in cost of revenue and payroll and management compensation.

Cost of revenue

	Six months ended
	June 30,
	2025	2024	Change	%
Cost of inventory	$821,234	$134,725	$686,509	510%
Freight and shipping	6,059	8,150	(2,091)	(26%)
Consulting and advisory-related party	4,000	10,400	(6,400)	(62%)
Royalty and sales commission-related party	91,290	62,736	28,554	46%
Rent expense	101,069	56,189	44,880	80%
Total cost of revenue	$1,023,652	$272,200	$751,452	276%

During the six months ended June 30, 2025, the cost of revenue increased over the six months ended June 30, 2024, primarily due to an increase in cost of inventory, rent and royalty and sales commissions.

Cost of inventory consists of product costs, related supplies and direct testing of our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the six months ended June 30, 2025, primarily due to an increase in product sales and supplies from increased sales.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

Royalty and sales commissions increased in the six months ended June 30, 2025, from more revenue. The Company recognized an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue in 2024 and during the first quarter of 2025. In March 2025, the Company entered into a new contract and there is no longer consulting and advisory and royalty.

Rent expenses are warehouse rent expenses. The increase in rent expense is primarily because the Company leased a larger commercial space for office, retail and warehousing from April 2025 and the cancelation of one of our warehouse leases in May 2025.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the six months ended June 30, 2025, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The decrease in advertising and marketing during the six months ended June 30, 2025, over the six months ended June 30, 2024, is primarily due to stock-based service compensation of $160,000 in 2024. Excluding stock based compensation, advertising marketing expense increased due to support revenue growth.

Professional fees

The professional fees during the six months ended June 30, 2025, primarily included stock-based compensation of $2.1 million to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.  The professional fees during the six months ended June 30, 2024, primarily included stock-based management compensation of $1.4 million to advisors to our subsidiary MFB and stock-based compensation of $1.2 million to various consultants for IT service for software development, legal on patents and other consulting services in 2024.

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

Payroll and management compensation

During the six months ended June 30, 2025, management compensation primality included stock-based management compensation of $2.3 million to our management and cash payments of $467,000 to our management, and payroll to our employees of $218,000.

During the six months ended June 30, 2024, management compensation primality included cash payment of $25,000 to our former CEO.

Other Expenses

For the six months ended June 30, 2025 and 2024, the other expenses consisted of interest expense related to convertible notes payable issued in 2025 and 2024 of $1.2 million and interest expense related to convertible notes issued in 2022 and 2023 and promissory notes issued in 2024 of $1,000, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $3.8 million and $0, respectively, financing expense of $8.7 million and $0, respectively, and loss on settlement of debt of $2.6 million and $882,000, respectively. Settlement of debt in 2025 is conversion of convertible notes issued in 2024 and settlement of debt in 2024 is settlement of notes payable and convertible note issued in 2022. Financing expense is 4 million warrants granted to a financial advisor and 69,007 shares of Series C Convertible Preferred stock issued to a Series A Preferred Shareholder in 2025. The 4 million warrants were subsequently cancelled by the financial advisor subsequent to June 30, 2025.

Net loss

The net loss for the six months ended June 30, 2025, increased by approximately $18.4 million as compared to the six months ended June 30, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $22.8 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we completed a debt offering and an equity offering which generated net proceeds of approximately $3.7 million and $0.3 million respectively.

Working capital

	June 30,	December 31,
	2025	2024	Change	%
Current assets	$3,782,702	$1,617,478	$2,165,224	134%
Current liabilities	$5,804,997	$2,161,883	$3,643,114	169%
Working capital (deficiency)	$(2,022,295)	$(544,405)	$(1,477,890)	271%

As of June 30, 2025 and December 31, 2024, the current assets consisted of cash of $2.3 million and $775,000, respectively, inventory of $410,000 and $325,000, respectively accounts receivable of $654,000 and $317,000, respectively, prepaid expenses and other current assets of $206,000 and $74,000, respectively, and deferred offering costs of $185,000 and $126,000, respectively.

As of June 30, 2025 and December 31, 2024, the current liabilities consisted of accounts payable and accrued liabilities of $533,000 and $187,000, respectively, deferred revenue of $95,000 and $0, respectively, convertible notes net of discount of $278,000 and $196,000, respectively, convertible note – related parties of $932,000 and $577,000, respectively, due to related party of $96,000 and $0, respectively financing loan of $0 and $97,000, respectively, derivative liability of $3.7 million and $1.1 million, respectively, and current portion of operating lease liability of $139,000 and $50,000, respectively.

The increase in working capital deficiency in 2025 was primarily due to an increase in the convertible notes and derivative liability related to convertible notes offset by an increase in cash and accounts receivable. The Company had net loss and negative cash flows from our operations. In 2025, the Company generated funds from more debt financing than equity financing.

Cash Flows

For the six months ended June 30, 2025 and 2024

	Six months ended
	June 30,
	2025	2024	Change
Cash used in operating activities	$(1,925,536)	$(768,525)	$(1,157,011)
Cash used in investing activities	$(167,744)	$-	$(167,744)
Cash provided by financing activities	$3,645,234	$765,325	$2,879,909
Net Change in cash	$1,551,954	$(3,200)	$1,555,154

Operating Activities

We have not generated positive cash flows from operating activities.

For the six months ended June 30, 2025, net cash flows used in operating activities consisted of a net loss of $22.8 million, reduced by stock-based compensation of $4.7 million, financing expense of $8.7 million, non-cash lease expenses of $86,000, amortization and depreciation of $151,000, amortization of debt discount of $1 million, loss on settlement of debt of $2.6 million and changes in derivative liability of $3.8 million, and increased by net changes in operating assets and liabilities of $101,000.

For the six months ended June 30, 2024, net cash flows used in operating activities consisted of a net loss of $4.4 million, reduced by stock-based compensation of $2.8 million, non-cash lease expenses of $39,000, amortization and depreciation of $127,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $148,000.

Investing Activities

For the six months ended June 30, 2025, the cash flows used in investing activities were $168,000, which was related to the purchase of property and equipment.

The Company did not use any funds for investing activities during the six months ended June 30, 2024.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities consisted of $260,000 proceeds from the issuance of Series C Convertible Preferred Stock, $3.7 million from the issuance of convertible promissory notes and associated warrants, $59,000 deferred offering cost payment, repayment of a financing loan of $216,000  and repayments to related party of $25,000.

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

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock, $695,000 advances received from eleven (11) lenders in cash for issuance of convertible promissory notes and warrants, $35,000 deferred offering cost payment and $60,000 repayment of loan -related party.

Contractual Obligations

Convertible notes

In first quarter 2025, the Company entered into eleven (11) subscription agreements for convertible notes ($2,075,000) and warrants (2,593,750 shares of common stock). The material terms of this convertible note indebtedness are, (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, either (x) divided by 0.40 or (y) a 30% discount to the price sale of its Common Stock pursuant to a registration statement filed with the SEC and listing of the Common Stock on national securities exchange; and (iv) warrant coverage for five years at the rate of 1.25 shares of Common Stock for each dollar of principal, at an exercise price of $0.50 per share.

Convertible notes – related party

On December 31, 2024, the Company issued convertible note of $577,000 to a related party, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $0.36.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (2,500,000 shares of common stock) with a related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $0.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, the noteholder could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio.

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of June 30, 2025:

2025 - remaining six months	$94,860
2026	195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
980,155
Less: Imputed interest	(147,693)
Operating lease liabilities	$832,462

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

Critical Accounting Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our unaudited consolidated financial statements and accompanying notes. We believe our most critical accounting estimates relate to the following:

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management consists of only six (6) individuals which may result in control deficiencies and the absence of sufficient other mitigating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, the Company issued 119,007 shares of Series C Preferred Stock as follow;

●	50,000 shares Series C Convertible Preferred Stock to two (2) management for compensation valued at $1,100,000 in April 2025; and
●	69,007 shares Series C Convertible Preferred Stock to BoltRock Holdings LLC for finance expenses valued at $2,511,855 in June 2025.

During the three months ended June 30, 2025, the Company issued 13,708,652 shares of Common Stock as follow:

●	10,652,760 shares of Common Stock to sixteen (16) investors upon conversion of 532,638 shares of Series C Convertible Preferred Stock in April 2025; and
●	10,000 shares of Common Stock to a consultant for service valued at $19,000 in May 2025; and
●	3,045,892 shares of Common Stock for conversion of debt and accrued interest of $1,218,353 in June 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

General Enterprise Ventures, Inc.

Dated: August 14, 2025	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer

