Form 10-Q
period 2025-09-30
General Enterprise Ventures, Inc.
filed 2025-11-12
CIK 894556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 12, 2025, 17,552,912 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ENTERPRISE VENTURES, INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

General Enterprise Ventures, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$6,195,974	$775,133
Accounts receivable, net	508,175	317,455
Inventory	467,317	324,657
Prepaid expenses and other current assets	87,068	74,129
Deferred offering costs	-	126,104
Total Current Assets	7,258,534	1,617,478

Non-Current Assets
Intangible assets, net	3,513,542	3,699,491
Operating lease right-of-use asset	791,231	49,347
Equipment, net	664,118	111,374
Security deposit	36,991	-
Total Non-Current Assets	5,005,882	3,860,212
Total Assets	$12,264,416	$5,477,690

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$705,489	$186,984
Deferred revenue	6,000	-
Convertibles notes, net of discount	63,120	196,077
Convertibles notes, net of discount - related parties	1,847,550	576,693
Due to related parties	160,693	-
Financing loan - current portion	47,603	96,849
Derivative liability	-	1,055,233
Operating lease liability - current portion	143,173	50,047
Total Current Liabilities	2,973,628	2,161,883

Non-current liabilities
Financing loan	125,149	-
Operating lease liability	655,957	-
Total Liabilities	3,754,734	2,161,883

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 1,666,667 shares issued and outstanding	167	167
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 763,700 and 3,001,969 shares issued and outstanding, respectively	76	300
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 17,702,912 and 6,140,264 shares issued and 17,552,912 and 6,140,264 shares outstanding, respectively	1,770	614
Additional paid-in capital	115,609,688	79,680,114
Accumulated deficit	(107,102,019)	(76,365,388)
Total Stockholders' Equity	8,509,682	3,315,807
Total Liabilities and Stockholders' Equity	$12,264,416	$5,477,690

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$288,212	$107,042	$1,945,232	$738,729

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	575,603	139,181	1,503,965	338,245
Cost of revenue - related parties	-	26,256	95,290	99,392
Amortization and depreciation	90,054	63,647	241,700	190,247
General and administration	349,403	130,008	872,109	388,746
Advertising and marketing	232,569	142,797	489,673	450,777
Payroll and management compensation	2,437,089	25,000	5,410,210	50,000
Professional fees	808,268	78,772	1,881,254	2,805,027
Professional fees - related parties	32,924	62,744	2,164,824	521,608
Total operating expenses	4,525,910	668,405	12,659,025	4,844,042

Loss from operations	(4,237,698)	(561,363)	(10,713,793)	(4,105,313)

Other income (expense)
Interest expense	(360,236)	(93,875)	(1,323,112)	(94,760)
Interest expense - related party	(980,494)	-	(1,255,337)	-
Interest income	4,423	-	8,381	-
Financing expense	-	-	(8,679,189)	-
Gain (loss) on fair value of derivative liability	1,775,000	-	(2,002,767)	-
Loss on settlement of debt	(4,130,203)	-	(6,770,814)	(882,279)
Total other expense	(3,691,510)	(93,875)	(20,022,838)	(977,039)

Loss before taxes	(7,929,208)	(655,238)	(30,736,631)	(5,082,352)

Provision for income taxes	-	-	-	-
Net loss	$(7,929,208)	$(655,238)	$(30,736,631)	$(5,082,352)

Comprehensive loss	$(7,929,208)	$(655,238)	$(30,736,631)	$(5,082,352)

Net loss per common share - basic and diluted	$(0.59)	$(0.11)	$(2.88)	$(0.55)
Basic and diluted weighted average number of common shares outstanding	13,521,896	6,093,837	10,673,390	9,165,597

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity

(Unaudited)

For the three and nine months ended September 30, 2025

	Series A		Series C Convertible				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	1,666,667	$167	3,001,969	$300	6,140,264	$614	$79,680,114	$(76,365,388)	$3,315,807
Series C Preferred Stock issued for cash	-	-	27,500	3	-	-	259,997	-	260,000
Series C Preferred Stock issued for services	-	-	167,500	17	-	-	2,349,003	-	2,349,020
Series C Preferred Stock issued for compensation	-	-	30,000	3	-	-	420,717	-	420,720
Common stock issued for conversion of Series C Preferred Stock	-	-	(776,831)	(78)	2,589,450	259	(181)	-	-
Common stock warrants issued	-	-	-	-	-	-	8,649,503	-	8,649,503
Net loss	-	-	-	-	-	-	-	(10,903,404)	(10,903,404)
Balance - March 31, 2025	1,666,667	167	2,450,138	245	8,729,714	873	91,359,153	(87,268,792)	4,091,646
Series C Preferred Stock issued for services	-	-	69,007	7	-	-	2,511,848	-	2,511,855
Series C Preferred Stock for compensation	-	-	50,000	5	-	-	1,099,995	-	1,100,000
Common stock issued for conversion of Series C Preferred Stock	-	-	(532,638)	(53)	1,775,466	178	(125)	-	-
Common stock issued for services	-	-	-	-	1,667	-	19,000	-	19,000
Common stock issued for conversion of debts	-	-	-	-	507,661	50	5,604,392	-	5,604,442
Management stock compensation	-	-	-	-	-	-	767,669	-	767,669
Net loss	-	-	-	-	-	-	-	(11,904,019)	(11,904,019)
Balance - June 30, 2025	1,666,667	$167	2,036,507	$204	11,014,508	$1,101	$101,361,932	$(99,172,811)	$2,190,593
Series C Preferred Stock issued for cash	-	-	420,943	42	-	-	5,395,755	-	5,395,797
Series C Preferred Stock issued for services	-	-	5,000	-	-	-	98,167	-	98,167
Series C Preferred Stock issued for compensation	-	-	6,250	1	-	-	117,916	-	117,917
Common stock issued for conversion of debt	-	-	-	-	818,709	82	5,124,232	-	5,124,314
Common stock issued for conversion of Series C Preferred Stock	-	-	(1,705,000)	(171)	5,683,336	568	(397)	-	-
Common stock issued for services	-	-	-	-	36,000	4	215,636	-	215,640
Management stock compensation	-	-	-	-	150,000	15	1,692,447	-	1,692,462
Reclassification of derivative liability to equity	-	-	-	-	-	-	1,604,000	-	1,604,000
Reverse stock split adjustment	-	-	-	-	359	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,929,208)	(7,929,208)
Balance - September 30, 2025	1,666,667	$167	763,700	$76	17,702,912	$1,770	$115,609,688	$(107,102,019)	$8,509,682

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Change in Stockholders’ Equity

(Unaudited)

For the three and nine months ended September 30, 2024

	Series A		Series C Convertible				Preferred Stock	Common Stock	Additional		Total
	Preferred stock		Preferred stock		Common Stock		to be	to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	issued	issued	Capital	Deficit	Equity

Balance - December 31, 2023	1,666,667	$167	2,273,499	$227	16,257,565	$1,626	$500,000	$180,000	$72,436,958	$(69,483,666)	$3,635,312
Series C Preferred Stock issued for preferred stock to be issued	-	-	108,333	11	-	-	(320,000)	-	319,989	-	-
Series C Preferred Stock issued for cash	-	-	50,000	5	-	-	-	-	164,995	-	165,000
Series C Preferred Stock issued for services	-	-	40,000	4	-	-	-	-	695,996	-	696,000
Common stock issued for stock to be issued - management	-	-	-	-	41,667	4	-	(90,000)	89,996	-	-
Common stock issued for conversion and settlement of debt	-	-	-	-	251,127	25	-	-	1,085,123	-	1,085,148
Cancellation of common stock -related party	-	-	-	-	(10,833,333)	(1,083)	-	-	1,083	-	-
Common stock issued for services	-	-	-	-	333,333	33	-	-	1,701,967	-	1,702,000
Net loss	-	-	-	-	-	-	-	-	-	(3,519,710)	(3,519,710)
Balance - March 31, 2024	1,666,667	167	2,471,832	247	6,050,359	605	180,000	90,000	76,496,107	(73,003,376)	$3,763,750
Series C Preferred Stock issued for preferred stock to be issued	-	-	74,999	7	-	-	(180,000)	-	179,993	-	-
Common stock issued for services	-	-	-	-	41,667	4	-	-	159,996	-	160,000
Common stock to be issued for services	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	(907,404)	(907,404)
Balance - June 30, 2024	1,666,667	167	2,546,831	254	6,092,026	609	-	290,000	76,836,096	(73,910,780)	3,216,346
Warrants issued in conjunction with convertible debts	-	-	-	-	-	-	-	-	471,209	-	471,209
Common Stock issued for common stock to be issued	-	-	-	-	41,667	4	-	(90,000)	89,996	-	-
Cancellation of stock to be issued for non performance of services	-	-	-	-	-	-	-	(200,000)	-	-	(200,000)
Net loss	-	-	-	-	-	-	-	-	-	(655,238)	(655,238)
Balance - September 30, 2024	1,666,667	$167	2,546,831	$254	6,133,693	$613	$-	$-	$77,397,301	$(74,566,018)	$2,832,317

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(30,736,631)	$(5,082,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,780,595	2,558,000
Financing expense	8,679,189	-
Non-cash lease expenses	123,334	59,760
Depreciation and amortization	241,700	190,247
Amortization of debt discount	2,226,678	72,996
Loss on settlement of debt	6,770,814	882,279
Loss on fair value of derivative	2,002,767	-
Write off of deferred offering costs	197,415	-
Changes in operating assets and liabilities:
Accounts receivable	(190,720)	(2,473)
Inventory	(237,957)	(40,946)
Prepaid expenses and other current assets	(12,939)	(32,388)
Security deposit	(36,991)	-
Accounts payable and accrued liabilities	730,756	127,827
Related party advances funding operating expense	25,300	6,495
Accrued interest - related parties	160,393	-
Deferred revenue	6,000	-
Operating lease liabilities	(116,135)	(59,260)
Net Cash used in Operating Activities	(3,386,432)	(1,319,815)

Cash Flows from Investing Activities:
Purchase of equipment	(221,670)	-
Net Cash used in Investing Activities	(221,670)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes	1,909,000	1,031,320
Proceeds from convertible note - related party	1,776,082	-
Payment of deferred offering costs	(71,311)	(57,131)
Repayment of loan - related party	(25,000)	(60,000)
Proceeds from issuance of Series C Preferred Stock	5,655,797	165,000
Repayment of financing loan	(215,625)	-
Net Cash provided by Financing Activities	9,028,943	1,079,189

Change in cash	5,420,841	(240,626)
Cash, beginning of period	775,133	549,755
Cash, end of period	$6,195,974	$309,129

Supplemental Disclosure Information:
Cash paid for interest	$5,913	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Disclosure:
Common stock issued for services	$-	$1,862,000
Series C Preferred stock issued for services	$-	$696,000
Common stock issued upon conversion of Series C Preferred stock	$1,004	$-
Common stock issued for conversion and settlement of debt	$10,728,756	$1,085,148
Common stock issued for stock to be issued - management	$-	$180,000
Series C Preferred stock issued for subscription received	$-	$500,000
Cancellation of common stock - related party	$-	$6,500
Warrants issued in conjunction with convertible debts	$882,000	$471,209
Right -of-use assets obtained in exchange for new operating lease liabilities	$865,218	$-
Recognition of derivative liability as debt discount	$1,027,000	$-
Reclassification of derivative liability to additional paid-in capital	$1,604,000	$-
Transfer from inventory to property and equipment	$95,297	$-
Acquisition of property and equipment as financing loan	$291,528	$-

See the accompanying Notes, which are an integral part of these unaudited consolidated financial statements.

General Enterprise Ventures, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Note 1 – Organization, Business and Liquidity

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

Business

We develop and manufacture environmentally sustainable, non-toxic, long-term fire-inhibiting products for use in industrial and wildfire defense applications. The Company’s proprietary formulation, CitroTech®, is derived from food-grade, renewable materials and is designed to provide an alternative to legacy conventional chemical fire retardants.  CitroTech™ is used in the manufacturing of fire-resilient lumber and building materials, enabling integration of flame-inhibiting properties during production or applied in the field to new homes. In addition, it is utilized by fire departments, municipalities, and other public and private sector entities in connection with ground-based wildfire defense and stationary application systems intended to help render vegetation non-flammable, reduce ignition risk and enhance structural protection.

The Company continues to evaluate and develop additional formulations and product treatments to expand the range of potential commercial applications for its technology.

Reverse stock split

On April 15, 2025, our Board of Directors and our stockholders that have a majority of our voting power approved an amendment to our articles of incorporation (as amended, the “Articles of Incorporation”) to effect the reverse stock split (which includes the outstanding Series A Preferred Stock and Common Stock of the Company at a 1-for-6 ratio). The reverse stock split was effective on August 27, 2025.

All share and per share information in these financial statements retroactively reflect this reverse stock split.

Liquidity

The Company has incurred losses since inception and incurred a net loss of $30.7 million during the nine months ended September 30, 2025. However, in September 2025, the Company completed an equity offering which generated net proceeds of $5.4 million. Additionally, in October 2025, the Company completed an equity offering which generated net proceeds of $2.7 million (see Note 13).

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations through fiscal year 2026.  To continue operations beyond such time frame, the Company may be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three months and nine months ended September 30, 2025, and 2024, and cash flows for the nine months ended September 30, 2025, and 2024. The balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we operate in a single reporting segment focused on sustainable long-term flame-retardants and wood treatment technologies.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024. The Company had cash of $6,195,974 and $775,133, as of September 30, 2025 and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2025, was approximately $5.5 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recorded no bad debt expense, and no allowance for credit losses as of September 30, 2025 and December 31, 2024.

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

There were no liabilities measured at fair value on a recurring basis as of September 30, 2025.

December 31, 2024	Level 3
Liabilities
Derivative Liability – conversion feature	$1,055,233

Nonrecurring Fair Value Measurements

The valuation of warrants and market based compensation awards, were derived using Level 2 inputs.

Other Fair Value Disclosures

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of September 30, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the nine months ended September 30, 2025, our revenues currently consist of a sale of product used for lumber products for fire prevention and on installation of self-contained sprinkler systems. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of September 30, 2025 and December 31, 2024, total deferred revenue was $6,000 and $0, respectively. Deferred revenue is expected to be recognized as revenue within the fourth quarter of 2025.

Cost of Revenue

For the three and nine months ended September 30, 2025 and 2024, cost of revenue consisted of:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of inventory	$494,144	$98,637	$1,315,378	$233,362
Freight and shipping	15,665	1,171	21,724	9,321
Consulting and advisory-related party	-	5,800	4,000	16,200
Royalty and sales commission-related party	-	20,456	91,290	83,192
Rent expense	65,794	39,373	166,863	95,562
Total cost of revenue	$575,603	$165,437	$1,599,255	$437,637

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

For the nine months ended September 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
	Shares	Shares
Convertible notes	1,266,987	467,083
Common Stock warrants	1,925,768	233,542
Series C Convertible Preferred Stock	2,545,667	8,281,673
	5,738,422	8,982,298

Deferred Offering Costs

Costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.  On August 19, 2025, the Company withdrew the registration statement, as a result, the Company expensed deferred offering costs within professional and general and administrative expenses.

As of September 30, 2025 and December 31, 2024, deferred offering costs consisted of the following:

	September 30,	December 31,
	2025	2024
Professional fees	$-	$52,131
General and administrative expenses	-	73,973
	$-	$126,104

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

During the three and nine months ended September 30, 2025 and 2024, stock-based compensation was recognized as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Management compensation	$1,810,379	$-	$4,098,768	$-
Professional fees (*)	313,807	(200,000)	578,227	2,050,000
Professional fees - related party	-	-	2,103,600	348,000
Advertising and marketing	-	-	-	160,000
Financing expense	-	-	8,679,189	-
	$2,124,186	$(200,000)	$15,459,784	$2,558,000

(*) for the three months ended September 30, 2024, the Company recognized negative expense due to a forfeiture for stock based professional fee.

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

Note 3 – Inventory

As of September 30, 2025 and December 31, 2024, inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$211,747	$50,469
Raw materials	255,570	274,188
	$467,317	$324,657

The Company did not impair any inventories as unsalable for the three and nine months ended September 30, 2025 and 2024.

Note 4 – Equipment, net

As of September 30, 2025 and December 31, 2024, equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Cost:
Equipment	$31,113	$9,366
Vehicles	706,903	120,155
	738,016	129,521
Less: accumulated depreciation	(73,898)	(18,147)
Equipment, net	$664,118	$111,374

During the nine months ended September 30, 2025, the Company purchased vehicles and equipment for $608,495, of which $291,528 was purchased with a financing loan and transferred vehicles from inventory of $95,297 due to a change of use.

For the three and nine months ended September 30, 2025 and 2024, depreciation consists of:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2023
Depreciation	$28,071	$472	$55,751	$1,406

Financing loan

The Company had a financing loan for the purchase of vehicle for the year ended December 31, 2024. The loan repayment is $1,898 per month for the first 36 months and then $2,590 per month for 30 months with an interest rate of $11.54%. For the nine months ended September 30, 2025, the Company repaid $101,478, of which $4,629 is for interest. In March 2025, the Company fully paid this financing loan.

The Company had a financing loan for the purchase of vehicle in January 2025. A repayment of loan schedule was $1,977 per month for the 72 months with an interest rate of $10.84%. For the nine months ended September 30, 2025, the Company repaid $104,732, of which $955 is for interest. In March 2025, the Company fully paid this financing loan.

The Company had a financing loan for the purchase of vehicle in September 2025. A repayment of loan schedule is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

The Company had a financing loan for the purchase of vehicle in September 2025. A repayment of loan schedule is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%.

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

As of September 30, 2025 and December 31, 2024, finite lived intangible assets consisted of the following:

	September 30,	December 31,
	2025	2024
Acquired patents (19)	$4,195,353	$4,195,353
Accumulated amortization	(681,811)	(495,862)
Intangible assets, net	$3,513,542	$3,699,491

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,
2025 remaining	$61,983
2026	247,931
2027	247,931
2028	247,931
2029	247,931
Thereafter	2,459,835
$3,513,542

As of September 30, 2025, the weighted-average useful life is 14.38 years.

During the three and nine months ended September 30, 2025 and 2024, amortization expense is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2023
Amortization	$61,983	$63,175	$185,949	$188,841

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

Short-term lease

The Company has some rental equipment with a month-to-month contract and leases mobile office space, used in our warehouse location, which is under a one year lease agreement and expires July 28, 2026.

For the three and nine months ended September 30, 2025 and 2024, right-of-use asset and lease information about the Company’s operating lease consist of:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
The components of lease expense were as follows:
Operating lease cost	$51,379	$21,498	$138,688	$64,494
Short-term lease cost	11,307	27,603	53,272	47,644
Variable lease cost	17,320	3,996	30,524	15,278
Total lease cost	$80,006	$53,097	$222,484	$127,416

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2025	2024
Cash paid for operating cash flows from operating leases	$163,194	$71,954
Right-of-use asset obtained in exchange for new operating lease liabilities	$865,218	$-

Weighted-average remaining lease term - operating leases (year)	4.50	0.83
Weighted-average discount rate — operating leases	7.00%	6.50%

The following table outlines maturities of our lease liabilities as of September 30, 2025:

Year ending December 31,
2025 - remaining three months	$47,430
2026	195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
932,725
Less: Imputed interest	(133,595)
Operating lease liabilities	$799,130

Note 7 – Convertible Notes

The components of convertible notes as of September 30, 2025 and December 31, 2024, were as follows:

			Effective	Stated
	Principal	Maturity	Interest	Interest	September 30,	December 31,
Payment date	Amount	date	Rate	Rate	2025	2024
July 15, 2024	$795,000	July 15, 2025	390%	10%	$-	$795,000
August 15, 2024	$326,000	August 15, 2025	398%	10%	-	326,000
November 15, 2024	$100,000	November 15, 2025	511%	10%	-	100,000
December 15, 2024	$75,000	December 15, 2025	815%	10%	-	75,000
February 7, 2025	$1,500,000	February 7, 2026	416%	10%	-	-
February 15, 2025	$575,000	February 15, 2026	631%	10%	400,000	-
Total Convertible notes					$400,000	$1,296,000
Less: Unamortized debt discount					(336,880)	(1,099,923)
					63,120	196,077
Less: Current portion					(63,120)	(196,077)
Long-term portion					$-	$-

On July 15, 2024 and August 15, 2024, the Company entered into seventeen (17) convertible notes ($1,121,000) and warrants (233,550 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $2.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. In November and December, the Company entered into three (3) convertible notes ($175,000) and warrants (36,460 shares of common stock). The Company paid 8% financing fee of $89,680, accrued fee of $14,000 and recorded financing fee as debt discount.

In February 2025, the Company entered into eleven (11) convertible notes ($2,075,000) and warrants (432,296 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $2.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. The Company paid 8% financing fee of $166,000 recorded financing fee as debt discount.

During the nine months ended September 30, 2025, the Company recognized the debt discount of $2,075,000 (Original Issued Discounts of discount of $166,000, warrants of $882,000 and derivative liability of $1,027,000).

In June 2025, seventeen (17) note holders converted convertible notes issued in July and August 2024 of $1,121,000 and accrued interest of $97,353 into 507,661 shares of common stock. As a result, the Company settled convertible notes, accrued interest, debt discount of $381,522, and derivative liability of $2,127,000, and recorded loss on settlement of debt of $2,640,611.

On August 19, 2025, the Company withdrew its registration statement and decided not to proceed with qualified offering. The Company determined that the bifurcated conversion feature was no longer a liability and is now categorized as equity. As a result, the Company reclassified its derivative liability of $1,604,000 to additional paid-in capital.

In July and September 2025, six (6) note holders converted convertible notes issued in November and December 2024 and February 2025 of $1,850,000 and accrued interest of $114,897 into 818,709 shares of common stock. As a result, the Company settled convertible notes, accrued interest, debt discount of $1,324,787, and derivative liability of $354,000, and recorded loss on settlement of debt of $4,130,203.

During the nine months ended September 30, 2025 and 2024, the Company recognized interest expense of $186,405 and $21,014 and amortization of debt discount of $1,131,734 and $72,996, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $49,473 and $20,879 and amortization of debt discount of $310,740 and $72,996, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded accrued interest of $24,878 and $50,723, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial Lattice model to calculate the fair value as of September 30, 2025 and December 31, 2024.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis, used the following significant assumptions:

	September 30,	December 31
	2025	2024
Expected term	0.13 - 1 year	0.29 years
Risk-free interest rate	4.02 - 4.34%	4.15%
Stock price at valuation date	$5.34 - 11.7	4.38
Expected average volatility	60.5 - 146.5%	95.41%
Expected dividend yield	-	-

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,055,233
Addition of new derivatives recognized as debt discounts	1,027,000
Settled on issuance of common stock	(2,481,000)
Reclassification to additional paid in capital	(1,604,000)
Loss on fair value of derivative liability	2,002,767
Balance - September 30, 2025	$-

Note 9 – Accounts payable and accrued liabilities

As of September 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$570,593	$48,195
Accrued interest	24,877	51,663
Credit card	6,933	4,540
Sales tax payable	25,831	11,737
Other liabilities	65,128	70,849
Payroll liability	12,127	-
	$705,489	$186,984

Note 10 – Related Party Transactions

The related parties that had material transactions for the nine months ended September 30, 2025 and 2024, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio limited liability company - a significant shareholder
B	Owner of A and our former Chief Executive Officer of the Company from April 1, 2025 to October 1, 2025. Current Chairman of the Board of Directors.
C	Chief Executive Officer of the Company until March 31, 2025 and Vice President of Operations from April 1, 2025.
D	A California limited liability company owned by a related party E
E	Significant shareholder and our Chief Technology Officer
F	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
G	A Delaware limited liability company – Series A Preferred shareholder
H	A company controlled by our Chief Financial Officer

For the nine months ended September 30, 2025 and 2024, expenses to related parties and their nature consists of:

	Nine Months Ended
	September 30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$2,103,600	$-	150,000 Series C preferred stock for consulting fee	Professional fees - related party
A	$25,300	$6,495	Payment operating expenses on behalf of the Company	Due to related party
A	$25,000	$60,000	Repayment loan	Due to related party
D	$21,600	$64,800	Cash paid for consulting fees	Professional fees - related party
D	$4,000	$16,200	Cash paid for consulting and advisory fees	Cost of revenue - related party
E	$-	$108,808	Cash paid for management fee	Professional fees - related party
E	$91,290	$83,192	Cash paid for royalty and sales commissions	Cost of revenue - related party
F	$420,720	$-	30,000 Series C preferred stock for management compensation	Management compensation
F	$-	$348,000	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
G	$2,511,855	$-	69,007 Series C preferred stock for services	Financing expense
H	$16,065	$-	Edgar filing expense	General and administrative
H	$39,624	$-	Professional service - accounting	Professional fees - related party

For the three months ended September 30, 2025 and 2024, expenses to related parties and their nature consists of:

	Three Months Ended
	September 30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
D	$5,600	$23,200	Cash paid for consulting fees	Professional fees - related party
D	$-	$5,800	Cash paid for consulting and advisory fees	Cost of revenue - related party
E	$-	$39,544	Cash paid for management fee	Professional fees - related party
E	$-	$20,456	Cash paid for royalty and sales commissions	Cost of revenue - related party
H	$1,458	$-	Edgar filing expense	General and administrative
H	$20,224	$-	Professional service -accounting	Professional fees - related party

Convertible notes – related parties

The components of convertible notes as of September 30, 2025 and December 31, 2024, were as follows:

			Effective	Stated
	Principal	Maturity	Interest	Interest	September 30,	December 31,
Payment date	Amount	date	Rate	Rate	2025	2024
December 1, 2024	$576,693	December 31, 2025	-	10%	$576,693	$576,693
February 2025	$2,000,000	February 28, 2026	128%	10%	2,000,000	-
Total Convertible notes					$2,576,693	$576,693
Less: Unamortized debt discount					(729,143)	-
					1,847,550	576,693
Less: Current portion					(1,847,550)	(576,693)
Long-term portion					$-	$-

On December 31, 2024, the Company issued a convertible note of $576,693, to related party A, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $2.16. The conversion price is a fixed price and the Company determined that conversion feature did not need to be bifurcated. The Company has accounting for the convertible debt at amortized cost under ASC 470-20.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with a related party G. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, related party G could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio. The Company paid 8% original discount of $160,000 and financing fee of $63,918 and recorded these financing costs as debt discount. The Company has accounted for the convertible debt at amortized cost under ASC 470-20.

During the nine months ended September 30, 2025, the Company recognized the debt discount of $1,824,087 (Original Issued Discounts of discount and financing fee of $223,918 and warrants of $1,600,169).

During the three and nine months ended September 30, 2025, the Company recognized interest expenses of $64,946 and $160,393 and amortization of debt discount of $915,548 and $1,094,944, respectively. As of September 30, 2025, the Company recorded accrued interest of $160,393.

Note 11 – Stockholders’ Equity

Amended Articles of Incorporation

Effective on March 17, 2025, the Company amended its Articles of Incorporation to increase the authorized shares to 1,030,000,000 shares, of which 1,000,000,000 shares are common stock and 30,000,000 shares are preferred stock.

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

As of September 30, 2025 and December 31, 2024, there were 1,666,667 shares of Series A Preferred stock issued and outstanding.

Series C Convertible Preferred Stock

The Company has designated 10,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock with the following rights and privileges.

Dividends. Holders of shares of Series C Convertible Preferred Stock are not entitled to receive dividends.

Voting Rights. The holders of the Series C Convertible Preferred Stock are not entitled to vote.

Conversion Rights. Each share of Series C Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into 3.3333 shares of the Common Stock of the Company (the “Conversion Ratio”). Such Conversion Ratio, and the rate at which shares of Series C Convertible Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment.

Other Rights. The holders of the Series C Convertible Preferred Stock are not entitled to a liquidation preference. The holders of the Series C Convertible Preferred Stock may not be redeemed without the consent of the holders of the Series C Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock are not entitled to pre-emptive rights or subscription rights.

In September 2025, the Company entered into Securities Purchase Agreements  with certain investors for the issuance and sale (the “PIPE Offering”) of (i) 420,943 shares of its Series C Convertible Preferred Stock for an aggregate purchase price of approximately $5.4 million, net of proceeds and (ii) warrants (the “PIPE Warrants”) to purchase up to 701,563 shares of Common Stock at an offering price of $15.00 per share of Series C Preferred Stock and accompanying PIPE Warrant. The PIPE Warrants are exercisable immediately upon issuance at an exercise price of $6.00 per share and will expire five years from the date of issuance.

In addition, during the nine months ended September 30, 2025, the Company issued 355,257 shares of Series C Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	241,507 shares for services, valued at $4,959,042 at market price on issuance dates.
•	86,250 shares for compensation, valued at $1,638,629 at market price on issuance dates.

During the nine months ended September 2025, the holders of the Series C Convertible Preferred Stock converted 3,014,469 shares of the Company’s Series C Convertible Preferred Stock into 10,048,252 shares of the Company’s common stock.

As of September 30, 2025 and December 31, 2024, there were 763,700 and 3,001,969 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2025, the Company issued 11,562,648 shares of common stock as follows:

•	10,048,252 shares for conversion of Series C Preferred Stock.
•	1,326,370 shares for conversion of debt of $10,728,756.
•	37,667 shares for services, valued at $234,640.
•	150,000 shares for management compensation.
•	359 shares for reverse stock split adjustment.

As of September 30, 2025 and December 31, 2024, there were 17,702,912 and 6,140,264 shares of the Company’s common stock issued, respectively.

Restricted stock award

On June 27, 2025 (the “Effective Date”), the Company entered into the employment agreement with our Chief Operating Officer (“COO”), commencing on July 21, 2025. Under this agreement, the Company issued 150,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth each anniversary of the Effective Date.

The grant date fair value of shares is $1,799,970. During the three and nine months ended September 30, 2025, the Company recorded compensation expense of $112,498. As of September 30, 2025, unrecognized compensation cost for unvested equity awards was $1,687,472.

On September 22, 2025, the Company entered into the employment agreement with our new Chief Executive Officer (“CEO”), commencing on October 1, 2025 (the “Effective Date”). Under this agreement, the Company issued 90,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth on first anniversary of the Effective Date and the remaining three-fourths on monthly basis over the following 36 months.

The grant date fair value of shares is $509,400. As of September 30, 2025, unrecognized compensation cost for unvested equity awards was $509,400.

Management stock compensation (PSU)

During 2025, the Company entered into employment and consulting agreements with our CEO, COO and Consultant. The stock compensation based on market capitalization condition is as follows:

Market capitalization for 30 consecutive days	Consulting agreement CEO resigned on October 1, 2025 (Shares)	Consulting agreement Director (Shares)	Employment agreement COO (Shares)
$120,000,000	70,000 series C preferred stock	70,000 series C preferred stock	-
$150,000,000	70,000 series C preferred stock	70,000 series C preferred stock	37,500 common stock
$200,000,000	70,000 series C preferred stock	70,000 series C preferred stock	37,500 common stock
$250,000,000	70,000 series C preferred stock	70,000 series C preferred stock	37,500 common stock
$300,000,000	-	-	37,500 common stock

Fair value ($)	$1,932,000	$3,165,000	$1,740,000

The Company used the Monte Carlo model to calculate the fair value of compensation and estimated a total of the grant date fair value of $6,837,000. The Company records compensation expense over the term of a derived service period unless the condition is satisfied at an earlier date. During the three and nine months ended September 30, 2025, the Company recorded compensation expense of $1,579,965 and $2,347,634, respectively. As of September 30, 2025, unrecognized compensation cost for unvested equity awards was $4,489,366, which is expected to be recognized over a remaining weighted-average period of 0.41 years.

For the nine months ended September 30, 2025, the estimated fair values of the compensation measured used the following significant assumptions:

2025
Derived service period	0.51 – 0.78 year
Risk-free interest rate	3.65 - 3.97%
Stock price at valuation date	$5.89 - 12.00
Expected average volatility	108.5 - 151.0%
First Capitalization Thresholder per share price	$6.85 - 14.28
Second Capitalization Thresholder per share price	$8.56 - 19.02
Third Capitalization Thresholder per share price	$11.42 - 23.82
Fourth Capitalization Thresholder per share price	$14.27 - 28.56

Warrants

The Company issued a total of 701,562 warrants for a period of five years at an exercise price per share of $6.00 in connection with Series C Preferred Stock under PIPE for the nine months ended September 30, 2025. The Company recorded the warrants value of $2,090,674 to additional paid-in capital. In addition, the Company issued 105,233 placement agent warrants for a period of five years at an exercise price per share of $5.40.  The Company recorded the warrants value of $613,992 to additional paid-in capital as offering expenses.

The Company issued a total of 848,963 warrants for a period of five years at an exercise price per share of $3.00 in connection with convertible notes for the nine months ended September 30, 2025. The Company recorded the warrants value of $710,845 to additional paid-in capital.

The Company issued 666,668 warrants (“Univest Warrants”) for a period of five years at an exercise price per share of $0.06 for consulting services, for the nine months ended September 30, 2025. Each 166,667 warrants are exercisable on September 7, 2025, March 7, 2026, September 7, 2026 and March 7, 2027. The Company recorded a financing expense of $6,167,334 to additional paid-in capital.

The Company issued a total of 111,898 warrants (“Univest Warrants”) at an exercise price per share of $2.64 for financing expense of convertible notes issued in 2025 and 2024. Warrants are exercisable on September 7, 2025, and are for a period of five years following the initial exercise date. The Company recorded the warrants of $827,991 to additional paid-in capital.

The Company and Univest Securities, LLC have agreed that the Univest Warrants to purchase up to 778,566 shares of common stock, would be terminated in full and rendered null and void, and all past, current, or future obligations under the Univest Warrants shall be extinguished, and there shall be no surviving right, title or interest in or to the Univest Warrants or any shares purchasable thereunder.

The Company issued a total of 270,010 warrants for a period of five years at an exercise price per share of $3.00 in connection with convertible notes for the year ended December 31, 2024. The Company recorded the warrants value of $1,654,178 to additional paid-in capital.

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

The warrants were deemed to be equity instruments and were valued using a Black Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The Company utilized the following assumptions:

September 30,
2025
Expected term	5.00 years
Expected average volatility	49.0% - 228%
Risk-free interest rate	3.82% - 4.29%
Expected dividend yield	-

A summary of activity of the warrants during the nine months ended September 30, 2025 as follows:

	Warrants Outstanding		Weighted Average
		Weighted	Remaining
	Shares	Average Exercise Price	Contractual life (in years)

Outstanding, December 31, 2024	270,010	$0.50	4.61
Granted	2,434,324	3.15	5.03
Exercised	-	-	-
Canceled	(778,566)	0.43	4.65
Outstanding, September 30, 2025	1,925,768	$4.22	4.57

Exercisable, September 30, 2025	1,925,768	$4.22	4.57

The intrinsic value of the warrants as of September 30, 2025 is $3,285,396.

Note 12 – Disaggregated revenue and Concentration

During the three and nine months ended September 30, 2025 and 2024, disaggregated revenue was as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Products sale	$91,598	$68,542	$1,142,865	$672,829
Product installation service	196,614	38,500	802,367	65,900
	$288,212	$107,042	$1,945,232	$738,729

During the three and nine months ended September 30, 2025 and 2024, customer and supplier concentration (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue and accounts receivable for the three and nine months ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Number of customers (more than 10% revenue)	6	4	1	3
Total revenue of top 5 customers	79.6%	82.1%	37.9%	95.5%

	September 30,	December 31,
	2025	2024
Number of customers (more than 10% of accounts receivable)	2	3
Total % of accounts receivable balance (more than 10%)	67.0%	86.3%

Purchases and accounts payable

	Percentage of Purchases		Percentage of Purchases		Percentage of
	For three months ended		For nine months ended		Accounts payable for purchase
	September 30,		September 30,		September 30,	December 31
	2025	2024	2025	2024	2025	2024
Supplier A	-	62.8%	32.5%	33.8%	-	-
Supplier B	3.7%	9.6%	4.9%	8.4%	4.9%	74.5%
Supplier C	-	0.8%	-	27.8%	-	-
Supplier D	41.9%	2.0%	7.0%	8.3%	59.1%	-
Supplier E	-	-	13.6%	-	-	-
Supplier F	-	18.5%	3.2%	10.0%	-	100.0%
Supplier G	13.2%	-	19.1%	-	-	-
Supplier H	17.9%	-	3.3%	-	-	-

Total (as a group)	76.7%	93.7%	83.5%	88.4%	64.0%	174.5%

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

Note 13 – Subsequent Events

Management has evaluated subsequent events through November 12, 2025, which is the date these interim unaudited consolidated financial statements were available to be issued.

On October 15, 2025, by written consent of the majority voting stockholders in lieu of a special meeting, the Company amended and restated its bylaws and in connection therewith appointed two additional directors.

On October 21, 2025,  the Company issued under a follow on to the PIPE offering: (i) 193,968 shares of its Series C Convertible Preferred Stock for an aggregate purchase price of approximately $2.7 million, net of proceeds, and (ii) PIPE Warrants to purchase up to 323,276 shares of Common Stock at an offering price of $15.00 per share of Series C Preferred Stock and accompanying PIPE Warrant. The PIPE Warrants are exercisable immediately upon issuance at an exercise price of $6.00 per share and will expire five years from the date of issuance. In addition, the Company issued 48,491 placement agent warrants for a period of five years at an exercise price per share of $5.40.

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

On July 8, 2025, the Company filed Articles of Amendment of the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Wyoming for a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) and the Company’s Common Stock (the “Common Stock” ). The Board of Directors of the Company believes that the Reverse Stock Split is an effective means by which to increase the minimum bid price of the Company’s Common Stock proportionately by reducing the number of outstanding shares of Common Stock and put the Company in a position to uplist to the New York Stock Exchange American. In connection with filing the Amendment, the Company filed an Issuer Company-Related Action Notification with the Financial Industry Regulatory Authority (“FINRA”). FINRA approved the Reverse Stock Split on August 27, 2025, to be effective on August 28, 2025 (the “Effective Date”).

On the Effective Date, each six (6) shares of the Company’s Series A Preferred and each six (6) shares of the Company’s Common Stock issued immediately prior to the Effective Date was reclassified and combined into one (1) share of Series A Preferred and one (1) share of Common Stock, respectively. No fractional shares were issued and, in lieu thereof, any holder of less than one (1) share of Series a Preferred or one (1) share of Common Stock was entitled to receive one whole share of the Series A Preferred or the Common Stock of the Company, respectively. The Reverse Stock Split will affect all shares of the Company’s Series A Preferred and Common Stock outstanding immediately prior to the Effective Date of the Reverse Stock Split. In addition, the Reverse Stock Split caused a reduction in the number of shares of Common Stock issuable upon the conversion of the Company’s Series C Convertible Preferred Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2025 and 2024, which are included herein.

The Company is in the early stages of developing and commercializing its product lines. Historically, the Company has focused on securing patents and obtaining various accreditations. To date, the Company’s commercialization efforts have relied on a limited number of customers primarily for testing and initial adoption of its CitroTech products and delivery systems. The Company currently does not have an established retail product line or a significant recurring customer base. As a result, period-over-period comparisons of operating results may not be indicative of future performance.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three and nine months ended September 30, 2025 and 2024, which are included herein.

Our results of operations for the three months ended September 30, 2025 and 2024 are summarized below:

	Three Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$288,212	$107,042	$181,170	169%
Operating expenses	4,525,910	668,405	3,857,505	577%
Other expense	3,691,510	93,875	3,597,635	3,832%
Net loss	$(7,929,208)	$(655,238)	$(7,273,970)	1,110%

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the three months ended September 30, 2025, the revenue increased $181,170 from the three months ended September 30, 2024, largely due to the adoption of our technology by the marketplace, including the sale of homebased wildfire defense systems, commercial and fire department chemical sales, and directly spraying residential properties due to the wildfire concerns.

Our revenues consisted of the following:

	Three Months Ended
	September 30,
	2025	2024
Products sale	$91,598	$68,542
Product installation service	196,614	38,500
	$288,212	$107,042

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the three months ended September 30, 2025 and 2024, are as follows:

	Three months ended
	September 30,
	2025	2024
Number of customers (more than 10% revenue)	6	4
Total revenue of top 5 customers	79.6%	82.1%

We do not have major sales from recurring customers for the three months ended September 30, 2025 and 2024.

Operating Expenses

	Three Months Ended
	September 30,
	2025	2024	Change	%
Cost of revenue	$575,603	$165,437	$410,166	248%
Amortization and depreciation	90,054	63,647	26,407	41%
General and administration	349,403	130,008	219,395	169%
Advertising and marketing	232,569	142,797	89,772	63%
Payroll and management compensation	2,437,089	25,000	2,412,089	9648%
Professional fees	841,192	141,516	699,676	494%
Total operating expenses	$4,525,910	$668,405	$3,857,505	577%

The increase in operating expenses was primarily attributed to increases in cost of revenue, professional fees and payroll and management compensation.

Cost of revenue

	Three Months Ended
	September 30,
	2025	2024	Change	%
Cost of inventory	$494,144	$98,637	$395,507	401%
Freight and shipping	15,665	1,171	14,494	1,238%
Consulting and advisory-related party	-	5,800	(5,800)	(100%)
Royalty and sales commission-related party	-	20,456	(20,456)	(100%)
Rent expense	65,794	39,373	26,421	67%
Total cost of revenue	$575,603	$165,437	$410,166	248%

During the three months ended September 30, 2025, the cost of revenue increased over the three months ended September 30, 2024, primarily due to an increase in cost of inventory and rent expense.

Cost of inventory consists of product costs, direct labor, related supplies and direct testing of our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the three months ended September 30, 2025, primarily due to an increase in labor, product sales and supplies from increased sales.

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

Rent expenses are warehouse rent expenses. The increase in rent expense is primarily because the Company leased a larger commercial space for office, retail and warehousing from April 2025.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the three months ended September 30, 2025, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the three months ended September 30, 2025, over the three months ended September 30, 2024, is primarily due to support revenue growth.

Professional fees

The professional fees during the three months ended September 30, 2025, primarily included various professional fee for accounting and audit related to SEC filing, legal on patents and other consulting services in 2025. The professional fees during the three months ended September 30, 2024, primarily included accounting and audit related to SEC filing, legal on patents and other consulting services in 2024. The increase in professional fees during the three months ended September 30, 2025, over the three months ended September 30, 2024, is primarily due to an increase in consulting fees. In addition, on August 19, 2025, the Company withdrew the registration statement, as a result, the Company expensed deferred offering costs.

Payroll and management compensation

During the three months ended September 30, 2025, management compensation primality included stock-based management compensation of $1.8 million to our management and cash payments of $379,000 to our management, and payroll to our employees of $240,000.

During the three months ended September 30, 2024, there was management compensation of $25,000.

Other Expenses

For the three months ended September 30, 2025 and 2024, the other income and expenses consisted of $1.3 million and $94,000 interest expenses related to convertible notes payable issued in 2025 and 2024, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $1.7 million gain and $0, respectively, and loss on settlement of debt from conversion of debt of $4.1 million and $0, respectively. Settlement of debt in 2025 is conversion of convertible notes issued in 2025.

Net loss

The net loss for the three months ended September 30, 2025, increased by approximately $7.3 million as compared to the three months ended September 30, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Our results of operations for the nine months ended September 30, 2025 and 2024 are summarized below:

	Nine months ended
	September 30,
	2025	2024	Change	%
Revenue	$1,945,232	$738,729	$1,206,503	163%
Operating expenses	12,659,025	4,844,042	7,814,983	161%
Other expenses	20,022,838	977,039	19,045,799	1949%
Net loss	$(30,736,631)	$(5,082,352)	$(25,654,279)	505%

Revenue

The Company’s revenue is associated with revenue from MFB Ohio which acquired intellectual property to fire suppression in April 2022. During the nine months ended September 30, 2025, the revenue increased $1.2 million from the nine months ended September 30, 2024, largely due to the adoption of our technology by the marketplace, including the sale of homebased wildfire defense systems, commercial and fire department chemical sales, and directly spraying residential properties due to the wildfire concerns.

Our revenues consisted of the following:

	Nine months ended
	September 30,
	2025	2024
Products sale	$1,142,865	$672,829
Product installation service	802,367	65,900
	$1,945,232	$738,729

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the nine months ended September 30, 2025 and 2024, are as follows:

	Nine months ended
	September 30,
	2025	2024
Number of customers (more than 10% revenue)	1	3
Total revenue of top 5 customers	37.9%	95.5%

We do not have major sales from recurring customers for the nine months ended September 30, 2025 and 2024.

Operating Expenses

	Nine months ended
	September 30,
	2025	2024	Change	%
Cost of revenue	$1,599,255	$437,637	$1,161,618	265%
Amortization and depreciation	241,700	190,247	51,453	27%
General and administration	872,109	388,746	483,363	124%
Advertising and marketing	489,673	450,777	38,896	9%
Payroll and management compensation	5,410,210	50,000	5,360,210	10,720%
Professional fees	4,046,078	3,326,635	719,443	22%
Total operating expenses	$12,659,025	$4,844,042	$7,814,983	161%

The increase in operating expenses was primarily attributed to increases in cost of revenue and payroll and management compensation.

Cost of revenue

	Nine months ended
	September 30,
	2025	2024	Change	%
Cost of inventory	$1,315,378	$233,362	$1,082,016	464%
Freight and shipping	21,724	9,321	12,403	133%
Consulting and advisory-related party	4,000	16,200	(12,200)	(75%)
Royalty and sales commission-related party	91,290	83,192	8,098	10%
Rent expense	166,863	95,562	71,301	75%
Total cost of revenue	$1,599,255	$437,637	$1,161,618	265%

During the nine months ended September 30, 2025, the cost of revenue increased over the nine months ended September 30, 2024, primarily due to an increase in cost of inventory, rent and royalty and sales commissions.

Cost of inventory consists of product costs, direct labor, related supplies and direct testing of our CitroTech product and various components required to for installation of Mighty Fire Breaker proactive wildfire defense systems. Cost of inventory increased during the nine months ended September 30, 2025, primarily due to an increase in product sales and supplies from increased sales.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

Royalty and sales commissions increased in the nine months ended September 30, 2025, from more revenue. The Company recognized an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue in 2024 and during the first quarter of 2025. In March 2025, the Company entered into a new contract and there is no longer consulting and advisory and royalty.

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

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the nine months ended September 30, 2025, the Company incurred increased expenditures on our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the nine months ended September 30, 2025, over the nine months ended September 30, 2024, is primarily due to support revenue growth.

Professional fees

The professional fees during the nine months ended September 30, 2025, primarily included stock-based compensation of $2.4 million to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.  The professional fees during the nine months ended September 30, 2024, primarily included stock-based management compensation of $1.4 million to advisors to our subsidiary MFB and stock-based compensation of $1 million to various consultants for IT service for software development, legal on patents and other consulting services in 2024.

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

Payroll and management compensation

During the nine months ended September 30, 2025, management compensation primality included stock-based management compensation of $4.1 million to our management and cash payments of $845,000 to our management, and payroll to our employees of $466,000.

During the nine months ended September 30, 2024, management compensation primality included cash payment of $50,000 to our former CEO.

Other Expenses

For the nine months ended September 30, 2025 and 2024, the other expenses consisted of interest expense related to convertible notes payable issued in 2025 and 2024 of $2.6 million and interest expense related to convertible notes issued in 2022 and 2023 and promissory notes issued in 2024 of $94,000, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $2.0 million and $0, respectively, financing expense of $8.7 million and $0, respectively, and loss on settlement of debt of $6.8 million and $882,000, respectively. Settlement of debt in 2025 is conversion of convertible notes issued in 2024 and 2025 and settlement of debt in 2024 is settlement of notes payable and convertible note issued in 2022. Financing expense is 4 million warrants granted to a financial advisor and 69,007 shares of Series C Convertible Preferred stock issued to a Series A Preferred Shareholder in 2025. The 4 million warrants were subsequently cancelled by the financial advisor in August, 2025.

Net loss

The net loss for the nine months ended September 30, 2025, increased by approximately $25.7 million as compared to the nine months ended September 30, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $30.7 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we completed a debt offering and an equity offering which generated net proceeds of approximately $3.7 million and $5.7 million respectively.

Working capital

	September 30,	December 31,
	2025	2024	Change	%
Current assets	$7,258,534	$1,617,478	$5,641,056	349%
Current liabilities	$2,973,628	$2,161,883	$811,745	38%
Working capital (deficiency)	$4,284,906	$(544,405)	$4,829,311	(887%)

As of September 30, 2025 and December 31, 2024, the current assets consisted of cash of $6.2 million and $775,000, respectively, inventory of $467,000 and $325,000, respectively accounts receivable of $508,000 and $317,000, respectively, prepaid expenses and other current assets of $87,000 and $74,000, respectively, and deferred offering costs of $0 and $126,000, respectively.

As of September 30, 2025 and December 31, 2024, the current liabilities consisted of accounts payable and accrued liabilities of $705,000 and $187,000, respectively, deferred revenue of $6,000 and $0, respectively, convertible notes net of discount of $63,0000 and $196,000, respectively, convertible note – related parties of $1.8 million and $577,000, respectively, due to related parties of $161,000 and $0, respectively, financing loan of $48,000 and $97,000, respectively, derivative liability of $0 and $1.1 million, respectively, and current portion of operating lease liability of $143,000 and $50,000, respectively.

The increase in working capital in 2025 was primarily due to an increase in cash from equity and debt offering offset by an increase in convertible notes.

Cash Flows

For the nine months ended September 30, 2025 and 2024

	Nine months ended
	September 30,
	2025	2024	Change
Cash used in operating activities	$(3,386,432)	$(1,319,815)	$(2,066,617)
Cash used in investing activities	$(221,670)	$-	$(221,670)
Cash provided by financing activities	$9,028,943	$1,079,189	$7,949,754
Net Change in cash	$5,420,841	$(240,626)	$5,661,467

Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months ended September 30, 2025, net cash flows used in operating activities consisted of a net loss of $30.7 million, reduced by stock-based compensation of $6.8 million, financing expense of $8.7 million, non-cash lease expenses of $123,000, amortization and depreciation of $242,000, amortization of debt discount of $2.2 million, loss on settlement of debt of $6.8 million and changes in derivative liability of $2.0 million, and increased by net changes in operating assets and liabilities of $328,000.

For the nine months ended September 30, 2024, net cash flows used in operating activities consisted of a net loss of $5.1 million, reduced by stock-based compensation of $2.6 million, non-cash lease expenses of $60,000, amortization and depreciation of $190,000, loss on settlement of debt of $882,000 and increased by net changes in operating assets and liabilities of $1,000.

Investing Activities

For the nine months ended September 30, 2025, the cash flows used in investing activities were $222,000, which was related to the purchase of property and equipment.

The Company did not use any funds for investing activities during the nine months ended September 30, 2024.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities consisted of $5.7 million from the issuance of Series C Convertible Preferred Stock, $3.7 million from the issuance of convertible promissory notes and associated warrants, $71,000 deferred offering cost payment, repayment of a financing loan of $216,000 and repayments to related party of $25,000.

The basic terms of the convertible promissory notes issued in 2025 are: (i) a 12-month term; (ii) interest of 10% per annum, compounded annually; and (iii) voluntary conversion during the term at a conversion price of $2.40 for each dollar of principal amount. The associated warrants are exercisable for a period of 5 years from the issuance date, for an aggregate of up to 848,963 shares at an exercise price of $3.00.

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $165,000 proceed from issuance Series C Preferred Stock, $1.0 million from convertible promissory notes and warrants, $57,000 deferred offering cost payment and $60,000 repayment of loan - related party.

Contractual Obligations

Convertible notes

In first quarter 2025, the Company entered into eleven (11) subscription agreements for convertible notes ($2,075,000) and warrants (432,296 shares of common stock). The material terms of this convertible note indebtedness are, (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, either (x) divided by 2.40 or (y) a 30% discount to the price sale of its Common Stock pursuant to a registration statement filed with the SEC and listing of the Common Stock on national securities exchange; and (iv) warrant coverage for five years at the rate of 1.25 shares of Common Stock for each dollar of principal, at an exercise price of $3.00 per share.

Convertible notes – related party

On December 31, 2024, the Company issued convertible note of $577,000 to a related party, in exchange for the amount due to related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $2.16.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with a related party. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, the related party could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio.

Lease Agreements

The Company has one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of September 30, 2025:

Year ending December 31,
2025 - remaining three months	$47,430
2026	195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
932,725
Less: Imputed interest	(133,595)
Operating lease liabilities	$799,130

Financing loans

The Company had a financing loan for the purchase of vehicle in September 2025. A repayment of loan schedule is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

The Company had a financing loan for the purchase of vehicle in September 2025. A repayment of loan schedule is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%.

Liquidity

The Company has incurred losses since inception and incurred a net loss of $30.7 million during the nine months ended September 30, 2025. However, in September 2025, the Company completed an equity offering which generated net proceeds of $5.4 million. Additionally, in October 2025, the Company completed an equity offering which generated net proceeds of $2.7 million.

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations through fiscal year 2026.  To continue operations beyond such time frame, the Company may be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Fair Value of Convertible Notes

The Company determined that the conversion feature, embedded in convertible notes, met the definition of a liability in accordance with ASC Topic No. 815-40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note become convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and “day 1” derivative loss for the excess amount of debt discount and amortized to interest expense over the term of the note.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management consists of only six (6) individuals which may result in control deficiencies and the absence of sufficient other mitigating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, the Company issued 432,193 shares of Series C Preferred Stock as follow;

•	420,943 shares pursuant to PIPE offering, for proceeds of $5,395,797;
•	5,000 shares for services valued at $98,167; and
•	6,250 shares, to our CEO, for compensation valued at $117,917.

During the three months ended September 30, 2025, the Company issued 6,688,404 shares of Common Stock as follow:

•	818,709 shares to six (6) investors upon conversion of debt and accrued interest of $1,964,897;
•	5,683,336 shares for conversion of 1,705,000 shares of Series C Preferred Stock;
•	36,000 shares for services valued at $215,640;
•	150,000 shares, to our COO, for compensation as restricted stock awards, valued at $1,799,970; and
•	359 shares for reverse stock split adjustment.

The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

The cash proceeds will be used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Domestication/Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)
3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2025)
3.4	Amended and Restated Bylaws of the Company dated October 15, 2025
3.5

Second Amended and Restated Designations and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)

3.6

Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Enterprise Ventures, Inc.

Dated: November 12, 2025	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer (Principal Financial and Accounting Officer)

