Form 10-K
period 2025-12-31
CitroTech Inc.
filed 2026-03-30
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 001-42983

CitroTech Inc.
(Exact name of registrant as specified in its charter)

Wyoming	87-2765150
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Cir., Suite 300 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

(800) 401-4535

Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CITR	NYSE American LLC

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $101 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The total number of shares of registrant’s common stock outstanding as of March 30, 2026, was 19,150,234.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K, which include, but are not limited to, risks related to the following:

•	We have incurred losses since inception and cannot assure that we will ever achieve or sustain profitability;

•	Due to limited operating history, it may be difficult for potential investors to evaluate our business;

•	Our stock price has fluctuated in the past, has recently been volatile and may be affected by limited trading volume and price fluctuations;

•	Upon exercise of our outstanding options or warrants and upon conversion of our Series C Convertible Preferred Stock, we will be obligated to issue a substantial number of additional shares of Common Stock which will dilute our present stockholders and may cause our stock price to decline;

•	We may issue preferred stock without approval of our stockholders and have other antitakeover defenses which may make it more difficult for a third party to acquire us and could depress our stock price;

•	We do not intend to pay cash dividends for the foreseeable future;

•	Our ability to raise the necessary financing for the development of our business and the terms of any financing which we are able to raise;

•	Our ability to obtain and enforce any United States and foreign intellectual property we may seek;

•	Our ability to generate sufficient revenue from our contract services to cover our operating expenses;

•	Our ability to establish a distribution network for the marketing and sale of any of our products;

ii

•	Our ability to establish manufacturing facilities in compliance with EPA manufacturing practices or to enter into manufacturing agreements for the manufacture of our product in an EPA approved manufacturing facility;

•	Our ability to pass USFS testing to be listed on the Qualified Products List (QPL);

•	Our ability to enter into a joint venture or other strategic relationship with respect to any of our proposed product;

•	The ability of the other party to any joint venture or strategic relationship to implement successfully any plans for the development, manufacturing and marketing of our product subject to the joint venture or strategic relationship;

•	Our ability to evaluate potential acquisitions, and the consequences of our failure to accurately evaluate the acquisitions;

•	Our ability to integrate any business we acquire with our business;

•	Changes in national, regional and local government regulations, taxation, controls and political and economic developments in the market for our product;

•	Our ability to obtain and maintain any permits or licenses necessary for our business;

•	Our ability to identify, hire and retain qualified executive, administrative, regulatory, research and development, and other personnel;

•	Our ability to negotiate distribution on favorable terms with companies that have experience in marketing product such as ours;

•	The costs associated with defending and resolving pending and potential legal claims, even if such claims are without merit;

•	Litigation related to our product not able to prevent a wildfire or protect an asset, even if such claims are without merit;

•	The effects of competition on our product and our ability to price, market and sell our product;

•	Our ability to achieve favorable pricing for our product with third party material suppliers;

•	Our ability to accurately estimate anticipated expenses, capital requirements and needs for additional financing;

•	Our ability to accurately estimate the timing, cost or other aspects of the commercialization of our product candidates;

•	Actions by third parties to either sell or purchase our Common Stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with development stage companies;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements; and

•	Other factors described in the “Risk Factors” section of this Annual Report.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this Annual Report and in our other SEC filings.

iii

Risk Factor Summary

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

Risks Relating to Our Business

•	We have incurred losses since inception and cannot assure that we will ever achieve or sustain profitability.
•	We are controlled by one principal stockholder who serves as our Chairman of the Board. Because the principal stockholder controls the outcome of all stockholder votes, the vote of other stockholders is less valuable.
•	If we are unable to expand our base of customers, our future growth and operating results could be adversely affected.
•	If we are unable to expand our base of raw material suppliers, our future growth and operating results could be adversely affected.
•	Various factors outside our direct control may adversely affect manufacturing and distribution of our product.
•	Interruption of our supply chain could affect our ability to produce or deliver our product and could negatively impact our business and profitability.
•	We are subject to the seasonality of wildfires that may occur by acts of God that are inconsistent and unpredictable.
•	We may not be able to sell product onto U.S. federal lands until a product is listed on the USFS Qualified Products List (QPL).
•	We may be prevented from putting our product onto state roadside rights-of-way until approved by state agencies.
•	We are relying exclusively on the skills and expertise of a five-person management team: Wesley Bolsen, our Chief Executive Officer and board member, Andrew Hotsko, our Chief Operating Officer, Nanuk Warman, our Chief Financial Officer, Stephen Conboy, our Chief Technology Officer, and Anthony Newton, our General Counsel. Only two of our executive officers are full-time employees, Mr. Bolsen and Mr. Hotsko, which may impede our ability to carry on our business.
•	Since we have a limited operating history, it is difficult for potential investors to evaluate our business.
•	We do not currently have sufficient cash flow to maintain our business.
•	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our raw materials and support services contracts may constrain our ability to make a profit.
•	Changes in consumer preferences or discretionary consumer spending could harm our performance.
•	We may become subject to potential claims for product liability.
•	If we do not have sufficient product liability insurance, we may be subject to claims that are in excess of our net worth.

Risks Related to Regulatory and Legal Matters

•	Our product is provided to emergency services personnel and is intended to protect lives and property, so we are subject to heightened liability and reputational risks if our product fails to provide such protection as intended.
•	Our product is subject to extensive government scrutiny and regulations, including the EPA and USDA Forest Service. There can be no assurance that such regulations will not change and that our product will continue to be approved for usage.
•	Our product or facility could have environmental impacts and side effects.

Risks Relating to our Indebtedness

•	We are highly leveraged.
•	We could incur additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks we now face could increase.

Risks Relating to our Common Stock and Securities

•	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.
•	We do not expect to declare any Common Stock cash dividends in the foreseeable future.

iv

PART I

Item 1. Business.

Our Company

CitroTech Inc. (“CITR,” “we,” “us,” or the “Company”) is an environmentally sustainable specialty chemical company focused on fire inhibitor products serving the wildland fire, residential home protection, and wood products industries across the United States and Canada. Our fire inhibitor formulations are also sold into the lumber and building materials industry for fire retardant treatment applications. CitroTech Inc. was originally incorporated under the laws of the State of Nevada on March 14, 1990 and on June 3, 2021 was redomiciled to the State of Wyoming. Our principal offices are located at 6400 S. Fiddlers Green Circle, Suite 300, Greenwood Village, Colorado 80111. Our telephone number is (800) 401-4535, and our email address is info@citrotech.com. Our website address is www.citrotech.com. Information contained on, or accessible through, our website is not incorporated by reference into this annual report and should not be considered part of this annual report.

Since Mighty Fire Breaker LLC (“MFB Ohio”) acquired from Mighty Fire Breaker LLC (“MFB California”) the MFB portfolio of intellectual property on April 13, 2022, our management team has continued to develop and refine our product formulations. The Company has received significant third-party recognition for these efforts, including twice receiving the EPA Safer Choice designation, being the first and only fire inhibitor recognized by the EPA as safe for the environment, and receiving UL GREENGUARD Gold certification, which reflects minimal impact on indoor air quality from toxic smoke over extended exposure. Our products have been adopted by fire departments throughout the State of California.

We are expanding our patent portfolio and technology platform into additional markets that can benefit from environmentally safe alternatives to legacy fire retardant and fire retardant-treated wood products. CitroTech has developed wood coating products utilizing this technology and is in the initial phases of commercialization.

The Company is also actively deploying proactive wildfire defense systems on residential and commercial properties under the CitroSafe Systems brand. CitroSafe Systems are self-contained sprinkler installations that utilize our patented CitroTech product and are deployed in advance of wildfires to reduce structural risk. This offering addresses a significant and growing insurance market disruption across eleven western states, where carriers have curtailed or declined to write wildfire coverage on new construction and existing policies in the Wildland-Urban Interface, the transitional zone between undeveloped land and built environments that is at elevated risk of catastrophic wildfire loss. The Company is working with a large insurance broker to offer insurance coverage to customers who install a CitroSafe proactive wildfire system, with policies underwritten by established insurance carriers. This program is currently in the proof-of-concept phase.

Our management team consists of five individuals: Wesley J. Bolsen, Chief Executive Officer; Andrew Hotsko, Chief Operating Officer; Nanuk Warman, Secretary and Chief Financial Officer; Steve Conboy, Chief Technical Officer and Anthony Newton, General Counsel.

Financial Performance to Date

During the years ended December 31, 2025 and 2024, we had revenue of $2,381,407 and $808,372, respectively. We believe that revenues will increase starting in the summer of 2026 as wildfire season in the Western United States generally accelerates during dry or drought conditions. In addition, in early 2026 we began establishing relationships with lumber and building material companies that are using CitroTech to treat wood products to be Class A rated lumber under an issued Technical Evaluation Report (TER). We anticipate a moderate increase to our sales, general and administrative expense during 2026 as we approach new markets.

Business Model

Principal product, services and markets

We hold various intellectual property in the form of patents and trademarks related to our CitroTech specialty chemical for fire suppression, mapping and tracking of fire-retardant dispersion and fire inhibition chemistry and technology. We have obtained multiple certifications and accreditations in this industry for our CitroTech product. We have received the EPA Safer Choice award twice and have been awarded the UL GreenGuard Gold status (demonstrates minimal impact on the indoor toxic smoke environment in over extended periods).

Future Markets Insights, a market researcher in Pimpri-Chinchwad, India, projects that the fire-retardant market is forecast to be $13.6 billion dollars globally by 2034. CitroTech markets its product primarily to lumber and wood product companies, home, industrial and commercial users, as well as fire departments.

Distribution methods

CitroTech is blended in Oceanside, California under the supervision of Andrew Hotsko, the company’s Chief Operating Officer, after which the product is shipped directly to customers.

Competitive business conditions and the Company’s competitive position in the industry

The fire retardant market has been status quo for many years without significant innovation. A study at the University of Southern California published in Environmental Science and Technology explained that the fire retardant industry is known for having products containing toxic metals that are not environmentally safe, and are considered not friendly toward humans, wildlife, fish, water, and plants. CitroTech is the first and currently only EPA Safer Choice recognized fire inhibitor. We believe that our product will be sold in amounts that can be competitive in many markets, including Western States where wildfires occur, and areas of the United States where there is new home construction relating to population growth, such as Florida and Texas. Our industry is evolving rapidly and is becoming increasingly competitive. Competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, website and systems development than we do.

The lumber and wood products industry has long used expensive pressure treatment to make Class A-Rated lumber and building materials. This includes companies selling into the pressure treated lumber industry. We anticipate significant competition from incumbent industry participants as the new CitroTech treated lumber and building materials are introduced into the market.

Patents, trademarks and licenses and their duration

Intellectual Property

Our intellectual property portfolio is central to our competitive position and encompasses the proprietary chemistry, application methods, integrated defense systems, communications technology, and wood product manufacturing processes that underpin our entire product and services offering. The portfolio is owned by our wholly-owned subsidiary, Mighty Fire Breaker LLC (“MFB”) and made available to CitroTech Inc. for commercialization across our product lines. The following summarizes the material patents, trademarks, and licenses that support our business operations.

Patents

We hold a portfolio of 37 issued U.S. patents organized across five technology families. We have 45 filed or pending patent applications. All are utility patents and, under U.S. law, carry a term of 20 years from their earliest effective filing date. The portfolio's earliest priority dates trace to approximately 2017–2018 and its most recently issued patents were granted through 2026, meaning the patent estate as a whole remains in force and is expected to provide protection well into the late 2030s and early-to-mid 2040s. We are also pursuing additional patent protection through applications currently pending before the United States Patent and Trademark Office (“USPTO”).

Fire Inhibitor Biochemical Composition (U.S. Patent Nos. 11,865,390; 11,911,643; 11,865,394).

These three patents cover our core fire inhibitor chemistry, a family of water-based, biochemical liquid and dry powder compositions that use alkali metal salts of non-polymeric saturated carboxylic acids (principally tripotassium citrate, or “TPC”) as the active fire-inhibiting agent. When sprayed onto combustible surfaces and allowed to dry, these compositions form thin, optically transparent, gas-permeable crystalline coatings that interrupt the free-radical chain reaction of combustion, inhibiting ignition and slowing flame spread. Our proprietary formulation is the only fire inhibitor of its kind to receive EPA Safer Choice Program recognition, and it also holds UL Greenguard Gold certification. Patent No. 11,911,643 specifically covers dry powder compositions capable of absorbing flammable hydrocarbon liquids while simultaneously extinguishing or inhibiting fire, broadening the technology's applicability to Class B fires. Together, these composition patents provide foundational protection over our flagship CitroTech® fire inhibitor chemistry, which forms the active ingredient in substantially all of our current and planned products. The competitive significance of these patents is substantial: they protect a non-toxic, environmentally clean formulation that distinguishes our products from legacy fire retardants, enabling us to operate in jurisdictions and applications where traditional chemistries face regulatory or environmental constraints.

Methods for Applying Fire Inhibitor (U.S. Patent Nos. 10,653,904; 11,400,324; 11,638,844; 11,654,314; 11,697,041; 11,794,044; 10,695,597; 11,395,931; 11,826,592; 10,814,150).

These ten patents cover the methods and apparatus by which our fire inhibitor chemistry is applied to property, ground surfaces, structures, and vegetation in advance of wildfire. The claims encompass spray application using mobile backpack atomizers, stationary property sprinkler systems, mobile spray tankers, atomizing cannons, and GPS-tracked stationary and mobile spraying systems. Several patents in this family specifically cover the management of application operations via wireless information networks, including GPS-coordinate and time/date-stamped data records of spray coverage, which enables us to document, map, and maintain fire protection zones at scale. Patent No. 11,395,931 additionally covers slurry-based application methods for ground surface fire breaks, and the family broadly protects the operational practices and system configurations that differentiate our proactive, pre-event wildfire defense approach from reactive fire suppression. These method patents are material to our service delivery model, providing legal protection over the processes by which our licensed contractors and fire department partners deploy our technology.

Wildfire Defense Systems (U.S. Patent Nos. 11,642,555; 11,633,636).

These two patents cover the architecture of our integrated wildfire defense system networks, including our CitroSafe™ systems: self-contained, remotely activated sprinkler systems installed on residential and commercial properties. The systems are designed around a command-and-control framework in which GPS-tracked spraying equipment assigned to homes, structures, and ground cover in a defined geographic region can be dispatched, monitored, and coordinated to create and maintain chemical fire protection zones ahead of approaching wildfires. The networks also incorporate automated ember detection and artificial intelligence-based control strategies that respond to real-time wildfire conditions without requiring homeowner action. These patents protect the system design that enables property owners to evacuate and remotely activate their defense systems, a critical differentiator in markets where insurance carriers and homeowners require demonstrated, auditable protection.

Wireless Communication Networks and GPS for Wildfire Defense (U.S. Patent Nos. 11,654,313; 11,697,039; 11,707,639; 11,730,987; 11,697,040).

These five patents cover the wireless communication network infrastructure and GPS tracking and mapping technologies that coordinate our wildfire defense operations. Claims include methods and systems for wirelessly managing GPS-tracked spray systems, generating GPS-coordinate-stamped application records, transmitting proactive wildfire defense maps to fire departments and property owners, tracking approaching wildfires, and maintaining cloud-based databases of fire protection zone status. These patents protect the information infrastructure that enables us to offer defensible, documented fire protection services at a neighborhood and community scale, and they support our business model of providing subscription-based wildfire defense network services to fire departments and municipalities across the Western United States.

Class A Fire-Protected Wood Products and Wood Product Manufacturing (U.S. Patent Nos. 10,899,038; 10,919,178; 10,332,222; 10,430,757; 10,290,004; 11,836,807).

These six patents cover the application of our fire inhibitor chemistry to wood and engineered wood products in manufacturing settings, as well as the resulting fire-protected wood products. The claims include factory-applied spray-coating processes in which dimensional lumber, mass timber panels, and prefabricated wood building assemblies are treated with our CitroTech® (MFB-34) liquid fire inhibitor under a controlled, audited, and electronically documented production process, yielding Class A fire-rated lumber. Patent No. 11,836,807 additionally covers the tracking and recording of embodied carbon mass in fire-protected prefabricated wood assemblies, a feature increasingly relevant to sustainability reporting requirements in the construction industry. This patent family supports our fire-protected lumber business, including our recently announced commercial partnership with a national lumber distributor to produce Class A fire-rated dimensional lumber at scale, and underpins the licensing program through which third-party lumber manufacturers may produce fire-rated wood products using our chemistry and documented process controls.

Trademarks

We own 21 federally registered trademarks, which are registered in the USPTO and are being registered in additional jurisdictions internationally: MIGHTY FIRE BREAKER®, CITROTECH®, and WE TAME THE FLAMES® are just a few of the trademarks. We also have marks WILDFIRE DEPOT and BIGWOOD AND LITTLEWOOD. The marks LOCKED-N-LOADED, GET PROACTIVE, and PRO-ENVIRONMENT are exclusively licensed to Mighty Fire Breaker LLC for use in our operations. Our registered trademarks protect our brand identities in the wildfire defense and fire-protected building materials markets in which customer recognition of the safety and environmental credentials associated with the CitroTech® name is a material competitive asset. U.S. trademark registrations are renewable indefinitely, provided the marks remain in use in commerce and renewal filings are timely made.

Competitive Significance

Our patent portfolio collectively creates meaningful barriers to imitation across each aspect of our core business: the chemistry, the application methods, the integrated defense systems, the network infrastructure, and the manufacturing processes. The intersection of our composition patents, which protect the only EPA Safer Choice-recognized fire inhibitor formulation, as well as our method and system patents, creates a legally and commercially reinforced market position that we believe would be difficult for competitors to replicate without infringing one or more of our patents or without using inferior chemistry that does not carry the same regulatory and environmental credentials. The expiration of individual patents over the 2037–2044 timeframe will reduce certain specific protections, but the ongoing development of additional innovations and continuation applications is expected to extend portfolio coverage as the technology evolves.

We cannot guarantee that pending patent applications will be granted, that existing patents will not be challenged or invalidated, or that our intellectual property rights will be sufficient to prevent competitors from developing equivalent products or methods. Any significant impairment of our intellectual property rights could adversely affect our competitive position and results of operations.

Competition

The Company operates within the broader fire safety and specialty chemicals landscape, where certain participants may have partial market overlap. However, the Company is not aware of any offerings in this space that combine fire inhibition performance with recognition under the U.S. EPA Safer Choice program. More broadly, the Company believes there is a limited presence of solutions that deliver environmentally sustainable fire-retardant treatments specifically for lumber, wood products, and building materials. While conventional pressure-treated wood products exist, these approaches typically rely on less environmentally favorable chemistries and do not align with the same sustainability standards.

The fire inhibitor markets in North America are rapidly expanding. Growing population density and the need for fire protection materials in structures and products fuels the market’s growth, specifically in the United States and Canada. The United States specialty chemical market for fire inhibitors is in gradual expansion due to increasing compliance standards. Changes in demographics, especially the urbanization process and infrastructural improvements, have made wildfire prevention and asset protection more crucial. Therefore, we believe that the fire inhibitor markets in the United States and Canada are open to new non-toxic products and participants, and thus those markets are positive for entry by us.

Governmental Regulation

Our business is subject to regulations by the EPA, including standards for product descriptions, efficacy claims and label format. Our product will likely need to go through the USFS Qualified Product List (QPL) testing to be able to be applied onto federal lands. The QPL list is also recognized by the California Department of Forestry and Fire Protection (CAL FIRE) as well as other countries who look to the QPL for products that are approved to apply.

Our product contains materials from multiple suppliers. Some of these entities must comply with federal and local environmental laws and regulations. The EPA regulates finished products by requiring disclosure of components and hazardous materials. The EPA can inspect our product and our producer’s facility to determine the accuracy of the disclosures. State laws may also impose additional regulations on the use, preparation and storage of our products. We believe that our component providers are in compliance in all material respects with governmental regulations regarding our current product and have obtained governmental permits, licenses, qualifications and approvals required for our operations. Our supplier’s compliance with federal, state and local environmental laws has not materially affected us either economically or in the manner in which we conduct our business.

However, there can be no assurance that our current or any future supplier will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of our product to end users.

Our lumber and wood product markets are subject to code compliance for the wildland urban interface (WUI) as well as testing and certifications that must be met for fire ratings to be adopted within the industry both inside and outside the United States. The specifications and codes often change, and additional testing and certifications may be required to be able to effectively sell into the industry.

New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our product. If our supplier fails to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

Facilities

Our Company owns no real property. Our principal executive office is a commercial space at 6400 S. Fiddlers Green Cir, Suite 300, Greenwood Village, CO 80111, that is under a month-to-month lease at an average cost of less than $500 per month. The Company leased commercial space for office, retail and warehousing at 3230 Production Avenue, Suite B, Oceanside, CA 92058, which was under a one year lease agreement at $6,225 per month and expired on March 31, 2025. Commencing April 1, 2025, the Company leases commercial space for office, retail and warehousing at 3230 Production Avenue, Suite C & D, Oceanside, CA 92058 (10,000 square feet of warehouse and office space and 17,000 square feet of yard space), which is under a five year lease at $15,810 per month. The Oceanside property and warehousing is managed by Mr. Hotsko. Our primary phone number is (800) 401-4535.

Human Capital Management

As of December 31, 2025, we had 14 full-time employees. We intend to grow our employee base in response to the demands and requirements of the business. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

Item 1A. Risk Factors.

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Forward-Looking Statements.”

Risks Relating to Our Business

We have incurred losses since inception and cannot assure that we will ever achieve or sustain profitability.

The Company has incurred losses since inception and has been dependent on related parties to fund operations. The Company incurred a net loss of $36.8 million during the year ended December 31, 2025, resulting in an accumulated deficit of $113.2 million. In September and October 2025, the Company completed an equity offering which generated net proceeds of $8.1 million.

The Company’s existing cash resources are expected to be sufficient to fund its planned operations through fiscal year 2026.  To support operations beyond such time frame, the Company may be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

There can be no assurance that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources, would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s Common Stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

We are controlled by one principal stockholder who serves as our Chairman of the Board.

As of the date of this Annual Report, Mr. Theodore Ralston holds 1,364,141 shares of the Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to vote 1,000 votes per share, and as such Mr. Ralston controls approximately 81% of the vote, and the ability to control all other matters requiring the approval of our stockholders, including the election of all of our directors.

If we are unable to expand our base of customers, our future growth and operating results could be adversely affected.

We have committed and continue to commit resources to the expansion and increased marketing of our CitroTech™ product. If we are unable to market and sell our product to new customers, our ability to grow revenue and achieve profitability could be negatively impacted.

If we are unable to expand our base of materials suppliers, our future growth and operating results could be adversely affected.

We currently compound our product in-house with materials supplied from manufacturers. There are no contracts in place with the suppliers. We have committed resources to expanding our supplier base. If we are unable to obtain additional sources for our materials, it could limit our ability to grow revenue and achieve profitability.

Various factors outside our direct control may adversely affect suppliers and distribution of our product.

Changes that our suppliers may make outside the purview of our direct control can have an impact on our processes, quality of our product, and the successful delivery of our product to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

•	compliance with the required regulatory standards;

•	transportation risk;

•	the cost and availability of components and supplies;

•	delays in analytical results or failure of analytical techniques that we will depend on for quality control and release of product; and

•	natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment, or other forms of disruption to business operations affecting our suppliers.

If any of these risks were to materialize, our ability to provide our product to customers on a timely basis would be adversely impacted.

We are subject to the seasonality of wildfires that may occur and acts of God that are inconsistent and unpredictable.

Our business is highly dependent on the needs of commercial property owners, residential homeowners and government agencies to prevent fires and protect assets. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Historically, sales of our product have been higher in the summer season of each calendar year due to weather patterns which we believe are generally correlated to a higher prevalence of wildfires; however, one example of an exception to this seasonality is the wildfires in Los Angeles, California during January 2025.

We rely on a small management team, and the loss of key personnel or their limited availability could materially and adversely affect our business

We rely heavily on the skills, experience, and continued services of a five-person management team to conduct and manage our business operations. Our management team consists of Wesley Bolsen, a member of our board of directors and our Chief Executive Officer, Andrew Hotsko, our Chief Operating Officer, Nanuk Warman, our Chief Financial Officer, Stephen Conboy, our Chief Technology Officer, and Anthony Newton, our General Counsel. Of these individuals, only Mr. Bolsen and Mr. Hotsko devote substantially all of their working time to the Company.

Our Chief Financial Officer, Chief Technology Officer, and General Counsel are not full-time employees and devote only a portion of their professional time to managing the Company’s affairs. As a result, we are particularly dependent on the continued availability and performance of a limited number of individuals, and we may experience difficulties in executing our business strategy, maintaining operational continuity, or responding effectively to unexpected challenges.

The loss of any member of our management team, the inability to attract and retain qualified replacement personnel on acceptable terms, or a reduction in the time commitment of any of our key personnel could materially and adversely affect our business, financial condition, and results of operations. In addition, our limited management resources may constrain our ability to scale our operations, implement internal controls and compliance functions, or pursue strategic opportunities. We do not maintain “key person” insurance for any member of our management team, and there can be no assurance that we will be able to mitigate the impact of any such loss or unavailability in a timely manner.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation in March of 1990, we have not generated enough revenues to exceed our expenses. MFB Ohio acquired MFB California’s portfolio of intellectual property in April 2022 and entered the fire retardant and fire suppression industry as of that date. As a result, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in new business lines. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such a plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our raw materials and support services contracts may constrain our ability to make a profit.

Our profitability can be adversely affected to the extent we are faced with cost increases for raw materials, wages, or other labor-related expenses, especially when we cannot recover such increased costs through increases in the prices for our product and services. In some cases, we will have to absorb any cost increases, which may adversely impact our operating results.

If we do not have sufficient product liability insurance, we may be subject to claims that are in excess of our net worth.

The Company currently has product liability insurance. However, in the event of major claims from the use of our product, it is possible that our product liability insurance will not be sufficient to cover claims against us. We cannot assure you that we will not face liability arising out of the use of our product which is significantly in excess of the limits of our product liability insurance. In such event, if we do not have the funds or access to the funds necessary to satisfy such liability, we may be unable to continue in business.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Presently, we have identified financial reporting internal control weaknesses relating to segregation of duties and various accounting processes. While we have improved our organizational capabilities, we still may not have a sufficient number of employees to segregate responsibilities and may be unable to afford further enhancements to our staff or engaging outside consultants or professionals further to fully mitigate these internal control deficiencies. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of our business depends, in part, upon the continued popularity of our product, and shifts in these consumer preferences could negatively affect our future profitability.

Negative publicity over certain environmental products may adversely affect demand for our product and could result in a decrease in our revenues, which could materially harm our business. Additionally, our success depends, in part, on a builder preference for our product and, to an extent, on numerous factors affecting operational budgeting, including economic conditions and customer confidence.

A decline in operational budgeting or economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results, or cash flow.

We may become subject to potential claims for product liability.

Our business could expose us to claims for personal injury from contamination of our product. We believe that our product’s quality is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it considers to be sufficient to cover claims made above its product liability insurance limits. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its current business operations, it is possible that such claims will arise in the future, and the Company’s policies may not be sufficient to pay for such claims.

Increases in prices of commodities needed to manufacture our product could adversely affect profitability.

The ingredients and materials needed to manufacture and package our product are subject to the commodities markets’ normal price fluctuations. Any increase in the price of those ingredients and materials that cannot be passed along to the consumer will adversely affect our profitability. Any prolonged or permanent increase in the cost of the raw ingredients to manufacture our product may in the long term make it more difficult for us to earn a profit.

Risks Related to Regulatory and Legal Matters

Our product is provided to emergency services personnel and is intended to protect lives and property, so we are subject to heightened liability and reputational risks if our product fails to provide such protection as intended.

Our fire retardant product is provided to, among other customers, emergency services personnel and is intended to protect lives and property, so we are subject to heightened liability risks if our product fails to provide such protection. While our product is effective in retarding fires, there is no guarantee such product will be able to stop all fires due to their unpredictability and variation in size and/or speed in which a fire is burning. In addition, fires need to be fought with the cooperation and assistance of local fire authorities as well as the additional tools and resources that they bring. Therefore, while we recognize the importance of the role our product plays in these critical efforts, our product is not the only factor in fighting fires and therefore we cannot guarantee that our product will always be able to protect life and property. Any failure to do so could have an adverse effect on our business.

We manufacture a product used to help prevent fires from starting and protect assets. The product we manufacture may be used in applications and situations that involve high levels of risk of personal injury. Failure to use our product for its intended purpose, failure to use our product properly or the malfunction of our product could result in serious bodily injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our product. If these claims are decided against us, and we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result. We cannot assure you that our indemnity and insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other indemnity or insurance coverage will continue to be available or, if available, that we will be able to obtain insurance at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

Our product is subject to extensive government scrutiny and regulations, including the EPA and USDA Forest Service. There can be no assurance that such regulations will not change and that our product will continue to be approved for usage.

We are subject to regulations by federal government authorities. We need to pass the EPA audit process every three years, which is a rigorous process. In addition, we have to get listed on the USFS QPL list, which requires the product passing several tests and standards, including toxicity, corrosion and stability. We are also subject to ongoing reviews of our product, manufacturing processes and facilities by government authorities, and such agencies may at times be involved in challenges by outside groups, and as a result, the Company may be required to produce product data and comply with detailed regulatory requirements.

The Frank R. Lautenberg Chemical Safety for the 21st Century Act modified the Toxic Control Substances Act (“TSCA”), by requiring the EPA, to prioritize and evaluate the environmental and health risks of existing chemicals and provided the EPA with greater authority to regulate chemicals posing unreasonable risks. According to this statute, the EPA is required to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. These laws and regulations increase the complexity and costs of transporting our product to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our business, financial condition and results of operations. In addition, the adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts. New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our product. Such outcomes could adversely impact our business, financial condition and results of operations.

Our product or facility could have environmental impacts and side effects.

If the product we sell does not have the intended effects, our business may suffer and it may be subject to product liability or other legal actions. Our product contains innovative combinations of materials. We have received third-party testing demonstrating the reduced toxicity and flammability of our product, however, this is limited in scope and therefore, does not present all the potential side effects and/or the product’s interaction with animal biochemistry. In a UL GreenGuard Certification Program Profile Study Test Report dated June 21, 2022, UL determined that our product contained less than 0.001 parts per million of formaldehyde and total aldehydes. As a result, while our product could have minimal impact on the environment, the scope of that impact is currently unknown.

Legal and regulatory claims, investigations and proceedings may be initiated against us in the ordinary course of business. The outcomes and the amounts of any damages awarded, or fines or penalties assessed, cannot be predicted, and could have a material adverse effect on our reputation as well as our business, financial condition and results of operations.

We may be the subject of litigation by customers, suppliers and other third parties. A significant judgment against us, the loss of a significant permit, license or other approval, or a significant fine, penalty or contractual dispute could have a material adverse effect on our business, financial condition and results of operations. Litigation is expensive, time consuming and may divert management’s attention away from the operation of the business. The outcome of litigation can never be predicted with certainty and an adverse outcome in any of these matters could have a material adverse effect on our reputation as well as our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

We are highly leveraged.

As of December 31, 2025, our outstanding indebtedness was $3,022,673. This indebtedness includes: (i) principal amount of $375,000 ($219,321, net of discount of $155,679) incurred in connection with convertible notes issued during July 2024 to February 2025; (ii) a $2,000,000 ($1,285,400, net of discount of $714,600) convertible note issued to a related party; (iii) $163,281 incurred in connection with financing loans for the purchase of work vehicles; (iv) $167,971 for accrued interest related party; and (v) $316,321 recorded as accounts payable and accrued liabilities.

The material terms of the convertible notes issued during July 2024 to February 2025: (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, divided by a fixed conversion rate of 2.40; and (iv) warrant coverage at the rate of 0.20834 shares of Common Stock for each dollar of principal, at an exercise price of $3.00 per share.

The convertible note to a related party was issued in February 2025 to BoltRock Holdings, LLC. The convertible note was amended in February 2026 and extended to April 28, 2026, including an amendment fee of 1% added to principal and accrued interest, and the termination of the pledge agreement on certain intellectual property held by the Company. The material terms of this convertible note are: (i) April 28, 2026 maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, divided by a fixed conversion rate of 2.40; and (iv) warrant coverage at the rate of 0.20834 shares of Common Stock for each dollar of principal, at an exercise price of $3.00 per share.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations. This degree of leverage could have significant consequences, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our nearest market competitor.

We could incur additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks we now face could increase.

If due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. If we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems.

Risks Relating to our Common Stock and Securities

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The market price for our Common Stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;

•	the success of competitive products or technologies;

•	regulatory or legal developments in the United States, especially changes in laws or regulations applicable to our product;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	declines in the market prices of stocks generally;

•	our public disclosure of the terms of any financing which we consummate in the future;

•	our failure to become profitable;

•	our failure to raise working capital;

•	cancellation of key contracts;

•	our failure to meet financial forecasts we publicly disclose;

•	trading volume of our Common Stock;

•	sales of our Common Stock by us or our stockholders; and

•	general economic, industry and market conditions.

These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance. Since the stock price of our Common Stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our Common Stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our Common Stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of Common Stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Market prices for our Common Stock will be influenced by a number of factors, including:

•	the issuance of new equity securities of the Company pursuant to a future offering, including issuances of preferred stock;

•	the introduction of new products or services by us or our nearest market competitor;

•	changes in interest rates;

•	competitive developments, including announcements by our nearest market competitor of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in our quarterly operating results;

•	change in financial estimates by securities analysts;

•	a limited amount of news and analyst coverage for our Company;

•	the depth and liquidity of the market for our shares of Common Stock;

•	sales of large blocks of our Common Stock, including sales by our major stockholders, any executive officers or directors appointed in the future, or by other significant stockholders;

•	investor perceptions of our Company; and

•	market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

General Business Risks

We will be increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we will collect, store and transmit confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. The increasing sophistication and frequency of cybersecurity threats, including targeted data breaches, ransomware attacks designed to encrypt our data for ransom and other malicious cyber activities, pose a significant risk to the integrity and confidentiality of our data systems. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

We could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from developing or marketing our existing product or future products.

Our commercial success will depend in part on not having any adverse environmental claims, whether relating to product failure, violating the rights of third parties or violating applicable law. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the environmental industry grows, the possibility of claims against us increases. If we are found to violate applicable law or the rights of third parties, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our product.

We could become subject to patent litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from developing or marketing our existing product or future products.

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the environmental industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our product unless we obtain a license or are able to redesign our product to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our product in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our product or technologies, we may have to withdraw our existing product from the market or may be unable to commercialize one or more of our future products, all of which could have a material adverse effect on our business, results of operations, and financial condition. If passed into law, patent reform legislation currently pending in the U.S. Congress could significantly change the risks associated with bringing or defending a patent infringement lawsuit. For example, fee shifting legislation could require a non-prevailing party to pay the attorney fees of the prevailing party in some circumstances.

Our operating results and stock price may be volatile, and the market price of our Common Stock may decline.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in our industry or the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation, litigation-related indemnification and governmental investigations;

•	investors’ perception of us;

•	events beyond our control, such as weather and war; and

•	any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management away from our business, which could significantly harm our profitability and reputation.

The availability of shares for sale in the future could reduce the market price of our Common Stock.

In the future, we may issue securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and Common Stock or just Common Stock. We may also issue securities convertible into our Common Stock. Any of these events may dilute your ownership interest in our Company and adversely impact our Common Stock’s price.

Also, sales of a substantial amount of our Common Stock in the public market or the perception that these sales may occur could reduce our Common Stock’s market price and impair our ability to raise additional capital through the sale of our securities.

The indemnification provisions in our Articles of Incorporation and bylaws under Wyoming law may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

As permitted by Wyoming law, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers of us, unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. These indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may not recoup.

Pursuant to the laws of the State of Wyoming, our Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Wyoming Business Corporation Act, or any transaction from which a director receives an improper personal benefit.

This exclusion of liability does not limit any right, which a director may have to be indemnified, and does not affect any director’s liability under federal or applicable state securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Wyoming, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We are classified as a “smaller reporting company,” and we cannot be sure if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are currently a “smaller reporting company.” Specifically, smaller reporting companies may provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. Reduced disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Because directors and officers currently and for the foreseeable future will continue to control the Company, you will not likely be able to elect directors or have any say in the Company’s policies.

Our stockholders are not entitled to cumulative voting rights. Consequently, a majority vote will decide the election of directors and all other matters requiring stockholder approval. As long as the Series A Preferred Stock is outstanding, the preferred stock will have voting rights representing 1,000 votes for each share of Series A Preferred Stock issued and outstanding. Theodore Ralston, who is our Chairman of the Board of Directors, holds 1,364,141 shares of our Series A Preferred Stock and has voting control of the Company. Mr. Theodore Ralston holds 1,364,141 shares of the Series A Preferred Stock, and as such Mr. Ralston controls approximately 81.4% of the vote and the ability to control all other matters requiring the approval of our stockholders, including the election of all of our directors.

We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, you do not and may not in the future have the same protections afforded to shareholders of companies that are subject to such requirements.

We have share structure which allows our Chairman of the Board, Theodore Ralston, to control a majority of the voting power of our common equity. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company.” As a controlled company, we elect not to comply with certain corporate governance requirements, specifically (i) that a majority of our Board consist of independent directors and (ii) that director nominees be selected or recommended to the Board by independent directors. Although we do not expect to rely on the “controlled company” exemptions, we may at any time after the date of this report elect to avail ourselves of one or more additional controlled company exemptions provided that we continue to qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Common Stock will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE American and we cannot predict the impact this may have on the price of our Common Stock.

We do not expect to pay dividends in the future; any return on investment may be limited to our Common Stock’s value.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition, and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increase our capital base and development and marketing efforts.

There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Because our Company has anti-takeover mechanisms through the issuance of our Series A Preferred Stock, which votes with the Common Stock together as a single class, this preference could have a negative impact on other stockholders in voting on matters of the Company.

Our stockholders are not entitled to cumulative voting rights. Consequently, a majority vote will decide the election of directors and all other matters requiring stockholder approval. As long as the Series A Preferred Stock is outstanding, the preferred stock will have voting rights representing 1,000 votes for each share of Series A Preferred Stock issued and outstanding. Theodore Ralston, who is our Chairman of the Board of Directors, controls a super-majority of the outstanding shares of our Series A Preferred Stock and will continue to have, voting control of the Company. Mr. Ralston has the ability to influence significantly all matters requiring approval by our stockholders. Mr. Ralston may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. The concentration of ownership of our voting securities may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their securities as part of a sale of our Company.

Our Series A Preferred Stock may lead to conflicts of interest and could negatively impact the price of our securities.

Except as otherwise required by law or by the Articles of Incorporation and except as set forth below, the outstanding shares of Series A Preferred Stock are entitled to vote together with the shares of Common Stock and other voting securities of the Company as a single class. Mr. Ralston, our Chairman of the Board of Directors, owns 1,364,141 shares of our Series A Preferred Stock and will continue to have voting control of the Company and the ability to influence significantly all matters requiring approval by our stockholders. Mr. Ralston may have interests that differ from other stockholders, and may vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. The concentration of ownership of our voting securities may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their securities as part of a sale of our Company, and consequently may affect the market price of our Common Stock. This concentration of ownership of our voting securities may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders. Also, the voting power of our Series A Preferred Stock means that Mr. Ralston will continue to control who is elected to serve on the Board of Directors, and other stockholders will have no say in the Company’s policies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company manages its cybersecurity and data privacy risks through implementing desktop protective measures, promoting user awareness, monitoring for potential threats, and responding to security incidents to ensure the confidentiality, integrity, and availability of sensitive information. These cybersecurity risk management processes are incorporated into the Company's overall risk management framework and are designed to identify, assess, and manage risks to the Company's operations and information systems. The Company has engaged consultants to evaluate and enhance the effectiveness of our information security policies and procedures. The Company considers cybersecurity risks associated with third-party service providers as part of its overall cybersecurity risk management framework. In 2025, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees risks from cybersecurity threats and receives periodic reporting from management regarding the Company’s cybersecurity risk profile and information security program. The Company’s information security program is managed by the Company’s Chief Operating Officer (“COO”), who has experience overseeing operational risk management and information security matters as part of his executive responsibilities, and who monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. The COO provides periodic reports to our Board of Directors, as well as members of our senior management as appropriate. These reports occur at least annually and include updates on the Company’s cyber risks and threats and assessments of the information security program.

Item 2. Properties.

The information required by Item 2 of Form 10-K regarding the Company’s physical properties is incorporated herein by reference to Item 1 of Part I of this Annual Report under the section entitled “Facilities.”

Item 3. Legal Proceedings.

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the NYSE American on December 4, 2025, under the trading symbol “CITR”.

Security Holders

As of March 30, 2026, we estimate there were approximately 745 holders of record and 19,150,234 shares of our Common Stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we completed the following transactions in reliance upon exemptions from registration under the Securities Act:

Between October 1, 2025, and March 30, 2026, we issued 193,968 shares of Series C Convertible Preferred Stock and 371,767 warrants, pursuant to a PIPE offering, for proceeds of $2,676,754. The proceeds were used for general working capital and operational purposes, including Legal Fees, Accounting and Audit Fees, testing and certification, and preparation to launch product offerings.

Between October 1, 2025, and March 30, 2026, we issued 1,563,989 shares of Common Stock, as follows:

•	220,000 shares pursuant to the acquisition of intellectual property from Breakthrough Chemistry, Inc., valued at $1,775,400.
•	346,127 shares for the cashless conversion of 359,375 warrants.
•	500,000 shares for conversion of 150,000 shares of Series C Convertible Preferred Stock.
•	475,862 shares for conversion of debt and accrued interest of $1,071,821.
•	55,333 shares for services valued at $443,377.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a specialty chemical company that manufactures environmentally sustainable fire inhibitors and fire retardants as well as home systems for their deployment. Management is highly experienced at building and running companies, as well as commercializing and executing on strategic partnerships for the sale of products and services.

Since MFB Ohio acquired the MFB portfolio of intellectual property on April 13, 2022, our management team has continued to develop and refine our product formulations. The Company has received significant third-party recognition for these efforts, including twice receiving the EPA Safer Choice designation, being the first and only fire inhibitor recognized by the EPA as safe for the environment, and receiving UL GREENGUARD Gold certification, which reflects minimal impact on indoor air quality from toxic smoke over extended exposure. Our products have been adopted by fire departments throughout the State of California.

We are expanding our patent portfolio and technology platform into additional markets that can benefit from environmentally safe alternatives to legacy fire retardant and fire retardant-treated wood products. CitroTech has developed wood coating products utilizing this technology and is in the initial phases of commercialization.

The Company is also actively deploying proactive wildfire defense systems on residential and commercial properties under the CitroSafe Systems brand. CitroSafe Systems are self-contained sprinkler installations that utilize our patented CitroTech product and are deployed in advance of wildfires to reduce structural risk. This offering addresses a significant and growing insurance market disruption across eleven western states, where carriers have curtailed or declined to write wildfire coverage on new construction and existing policies in the Wildland-Urban Interface, the transitional zone between undeveloped land and built environments that is at elevated risk of catastrophic wildfire loss. The Company is working with a large insurance broker to offer insurance coverage to customers who install a CitroSafe proactive wildfire system, with policies underwritten by established insurance carriers. This program is currently in the proof-of-concept phase.

Our management team consists of five individuals: Wesley J. Bolsen, Chief Executive Officer; Andrew Hotsko, Chief Operating Officer; Nanuk Warman, Secretary and Chief Financial Officer; Steve Conboy, Chief Technical Officer and Anthony Newton, General Counsel.

Known Trends and Uncertainties

Growth in Fire Safety

We believe that fire safety benefits from several growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing urban component moving into the Wildland Urban Interface (WUI), resulting in a need for higher quantity of specialty chemical fire inhibitors, thereby increasing production. We believe these trends are prevalent in North America, as well as globally, and we expect these trends to continue driving growth in demand for fire retardants and fire-retardant-treated lumber products.

We are working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardants. This growth includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). Fire prevention products can be used to help prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as along roadsides, under power lines, along railroad rights-of-way, and around residential neighborhoods and commercial infrastructure. Treating these areas ahead of the fire season can help to prevent ignitions from equipment failures or sparks until a significant rainfall occurs. Although there is no certainty in wildfire defense, when our CitroSafe system is installed, we fill it with our CitroTech product. Thereafter, we will conduct an annual inspection of the system to help ensure it is ready to help defend against a wildfire. While there is no specific useful life for our product, if the system has not been deployed since the third anniversary of the initial installation, or three years following an annual inspection, in an abundance of caution we will remove and replace the CitroTech. In addition, we suggest spraying CitroTech in areas surrounding the property that pose the greatest risk to help reduce the risk posed by dry vegetation, decks, garden bark, and fences.

We have invested and intend to continue investing in the expansion of our fire retardant and lumber treatment business through product development and business development to grow our customer base.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of commercial entities, residential homeowners and fire departments to prevent fires and protect assets, as well as the use and expansion of Class A Fire Retardant Treated lumber and wood products. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Typically, sales of our product is higher during the summer months in the United States of America due to weather patterns that are generally correlated to a higher prevalence of wildfires. We believe orders will generally peak during the summer months, but with expanded fire seasons in the United States, ignitions may start in the late Spring and continue through late Fall of calendar year 2026.

Results of Operations

We are developing and commercializing our product lines. We have been focused historically on obtaining patents and various accreditations. To date, we do not have a large customer base, having relied heavily on a few customers, for the commercialization and testing of our CitroTech product and delivery system. We currently do not have an established retail product line nor recurring significant customer base. Therefore, period over period comparisons of our results of operations are not indicative of future results.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2025 and 2024, which are included herein.

Our results of operations for the years ended December 31, 2025 and 2024 are summarized below:

	Years ended
	December 31,
	2025	2024	Change	%
Revenue	$2,381,407	$808,372	1,573,035	195%
Operating expenses	18,877,398	6,113,050	12,764,348	209%
Other expenses	20,341,652	1,577,044	18,764,608	1,190%
Net loss	$(36,837,643)	$(6,881,722)	(29,955,921)	435%

Revenue

Our revenue is associated with revenue from Mighty Fire Breaker LLC (“MFB Ohio”) which acquired intellectual property to fire suppression in April 2022. During the year ended December 31, 2025, revenue increased $1.6 million, or 195%, over the year ended December 31, 2024. This growth was driven by broader market adoption of our CitroTech product line, including sales of residential CitroSafe systems, commercial and fire department specialty chemical sales into municipalities such as San Diego, and direct spray application services for residential properties in response to heightened wildfire concerns following the January 2025 Los Angeles wildfires. Notably, customer concentration improved significantly, with no single customer representing more than 10% of revenue in 2025 compared to four customers exceeding that threshold in 2024, and our top five customers declining from 79.5% to 32.0% of total revenue. This diversification reflects our transition from early-stage project-based sales toward broader market penetration.

Our revenues consisted of the following:

	Years ended
	December 31,
	2025	2024
Product sales	$1,349,257	$626,389
Product installation service	1,032,150	181,983
	$2,381,407	$808,372

Product installation services commenced in the second quarter of 2024.

Our revenues from significant customers for the years ended December 31, 2025 and 2024, are as follows:

	Years ended
	December 31,
	2025	2024
Number of customers (more than 10% of revenue)	0	4
Total revenue of top 5 customers	32.0%	79.5%

We do not have major sales from recurring customers for the years ended December 31, 2025 and 2024.

Operating Expenses

	Years ended
	December 31,
	2025	2024	Change	%
Cost of revenue	$1,850,682	$655,499	1,195,183	182%
Amortization and depreciation	329,334	264,696	64,638	24%
General and administration	1,593,640	498,445	1,095,195	220%
Advertising and marketing	673,636	1,005,504	(331,868)	(33%	)
Payroll and management compensation	9,851,419	75,000	9,776,419	13,035%
Professional fees	4,380,182	3,599,904	780,278	22%
Research and development expense	198,505	14,002	184,503	1,318%
Total operating expenses	$18,877,398	$6,113,050	12,764,348	209%

The increase in operating expenses was primarily attributed to increases in cost of revenue and payroll and management compensation.

Cost of revenue

	Years ended
	December 31,
	2025	2024	Change	%
Cost of inventory	$1,545,072	$407,334	1,137,738	279%
Freight and shipping	22,778	9,321	13,457	144%
Consulting and advisory-related party	4,000	19,400	(15,400)	(79%	)
Royalty and sales commission-related party	56,290	81,917	(25,627)	(31%	)
Rent expense	222,542	137,527	85,015	62%
Total cost of revenue	$1,850,682	$655,499	1,195,183	182%

During the year ended December 31, 2025, the cost of revenue increased over the year ended December 31, 2024, primarily due to an increase in cost of inventory and rent.

Cost of inventory consists of product costs, direct labor, related supplies and direct testing of our CitroTech product and various components required for installation of CitroSafe(TM) systems. Cost of inventory increased during the year ended December 31, 2025, primarily due to an increase in product sales and supplies from increased sales.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

Royalty and sales commissions increased in the year ended December 31, 2025, from more revenue. We recognized an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue in 2024 and during the first quarter of 2025. In March 2025, we entered into a new contract and there is no longer consulting and advisory royalty.

Rent expenses are warehouse and facility rent expenses. The increase in rent expense is primarily attributable to our relocation to a larger commercial facility for operations, warehousing, and customer-facing activities beginning in April 2025, along with the cancellation of a prior warehouse lease in May 2025.

Amortization and depreciation

Amortization and depreciation expenses are an amortization of patents and a depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the year ended December 31, 2025, we incurred increased expenditures on consulting and payroll fees, bad debt expenses, our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The decrease in advertising and marketing during the year ended December 31, 2025, over the year ended December 31, 2024, is primarily due to 83,333 shares of Series C Convertible Preferred Stock, valued at $500,000 for a NASCAR sponsorship in 2024. Other than this NASCAR expense, the advertising and marketing increased to support revenue growth.

Professional fees

The professional fees during the year ended December 31, 2025, primarily included stock-based compensation to consultants of $2.6 million, of which $2.1 million was to a related party consultant (TC Special Investments, LLC (“TCSI”)), and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025. The professional fees during the year ended December 31, 2024, primarily included stock-based management compensation of $1.4 million to advisors to our subsidiary MFB and stock-based compensation of $1.0 million to various consultants for IT service for software development, legal related to patents and other consulting services in 2024.

TCSI’s consulting services to us include sales and business development, customer relationship management, strategy optimization, investor relations, underwriter interface, coordinating outside counsel and other business aspects at the request of the Board of Directors. In addition to TCSI, stock-based compensation was remitted to certain individuals with fire retardant and industry experience, who provided guidance and insight to our management and Board of Directors with respect to the fire retardant and fire inhibitor industry, business development connections, and oversight during the testing and recognition processes.

Payroll and management compensation

During the year ended December 31, 2025, management compensation increased to $9.9 million from $75,000 in the prior year. This increase was primarily attributable to the buildout of a full executive management team during 2025, including the appointment of a Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Compensation primarily included stock-based management compensation of $7.8 million, cash payments of $1.3 million to management, and payroll to employees of $745,000. The significant increase in stock-based compensation reflects the transition from a single-executive structure in 2024, when management compensation consisted solely of a $75,000 cash payment to our former CEO, to a fully staffed leadership team necessary to support our growth and commercialization objectives.

Research and development costs

We continue to invest heavily in the testing and certifications of CitroTech treated products as well as in advance of submitting formulas for approval to apply product onto federal lands. We expect to continue growing R&D spend over historical spend as we add additional product lines and invests in the future of the company.

Other Expenses

For the years ended December 31, 2025 and 2024, the other expenses consisted of interest expense related to convertible notes payable issued in 2025 and 2024 of $2.8 million and convertible notes payable issued in 2024 of $258,000, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $2.0 million and $410,000, respectively, financing expense of $8.7 million and $0, respectively, and loss on settlement of debt of $6.8 million and $909,000, respectively. Settlement of debt in 2025 is the conversion of convertible notes issued in 2024 and 2025. The settlement of debt in 2024 is settlement of notes payable and convertible note issued in 2022. Financing expense is from 4 million warrants granted to a financial advisor and 69,007 shares of Series C Convertible Preferred stock issued to a Series A Preferred shareholder in 2025.

Net loss

The net loss for the year ended December 31, 2025, increased by approximately $30.0 million as compared to the year ended December 31, 2024 primarily due to the increase in operating expenses and other expense offset by the increase in revenue.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $36.8 and $6.9 million for the years ended December 31, 2025 and 2024, respectively. During fiscal year 2025, we completed a debt offering in February and an equity offering in September and October which generated net proceeds of approximately $3.7 million and $8.1 million, respectively.

Working capital

	December 31,	December 31,
	2025	2024	Change
Current assets	$7,415,426	$1,617,478	$5,797,948
Current liabilities	$2,169,626	$2,161,883	$7,743
Working capital (deficiency)	$5,245,800	$(544,405)	$5,790,205

As of December 31, 2025 and 2024, the current assets consisted of cash of $6.3 million and $775,000, respectively, inventory of $621,000 and $325,000, respectively, accounts receivable of $209,000 and $317,000, respectively, prepaid expenses and other current assets of $317,000 and $74,000, respectively, and deferred offering costs of $0 and $126,000, respectively.

As of December 31, 2025 and 2024, the current liabilities consisted of accounts payable and accrued liabilities of $316,000 and $187,000, respectively, due to related parties of $168,000 and $0, respectively, convertible notes net of discount of $219,000 and $196,000, respectively, convertible note – related party of $1.3 million and $577,000, respectively, current portion of financing loan of $30,000 and $97,000, respectively, derivative liability of $0 and $1.1 million, respectively, and current portion of operating lease liability of $148,000 and $50,000, respectively.

The increase in working capital in 2025 was primarily due to an increase in cash from equity and debt offering offset by an increase in convertible notes.

Cash Flows

For the years ended December 31, 2025 and 2024

	Years ended
	December 31,
	2025	2024	Change
Cash used in operating activities	$(5,868,915)	$(1,937,651)	$(3,931,264)
Cash provided by (used in) investing activities	$(293,953)	$–	$(293,953)
Cash provided by financing activities	$11,656,326	$2,163,029	$9,493,297
Net Change in cash	$5,493,458	$225,378	$5,268,080

Operating Activities

We have not generated positive cash flows from operating activities.

For the year ended December 31, 2025, net cash flows used in operating activities consisted of a net loss of $36.8 million, reduced by stock-based compensation of $19.1 million, non-cash lease expenses of $161,000, amortization and depreciation of $329,000, bad debt expense of $346,000, amortization of debt discount of $2.4 million, loss on settlement of debt of $6.8 million, write-off of deferred offering costs of $197,000 and changes in derivative liability of $2.0 million, and increased by net changes in operating assets and liabilities of $464,000.

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

Investing Activities

For the year ended December 31, 2025, the cash flows used in investing activities consisted of the purchase of property and equipment of $194,000 and acquisition of intangible assets of $100,000.

We did not use any funds for investing activities during the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities consisted of $8.3 million from the issuance of Series C Convertible Preferred Stock and warrants, $3.7 million from the issuance of convertible promissory notes and associated warrants, $71,000 deferred offering cost payment, repayment of a financing loan of $265,000 and repayments to related party of $25,000.

For the year ended December 31, 2024, net cash provided by financing activities consisted of $1.8 million in proceeds from the issuance of Series C Convertible Preferred Stock, $1.2 million from the issuance of convertible promissory notes and associated warrants in fourth quarter of 2024, $2,000 received from a related party, $126,000 deferred offering cost payment, repayment of a financing loan of $23,000, and $741,000 from a repayment of loan from a related party.

Contractual Obligations

Convertible notes

In first quarter 2025, we entered into eleven (11) subscription agreements for convertible notes ($2,075,000) and warrants (432,296 shares of common stock). The material terms of this convertible note indebtedness are, (i) a 12-month maturity; (ii) 10% interest per annum, capitalized on the maturity date; (iii) conversion rights in the amount of the principal, either (x) divided by 2.40 or (y) a 30% discount to the sale price of its Common Stock pursuant to a registration statement filed with the SEC and listing of the Common Stock on national securities exchange; and (iv) warrant coverage for five years at the rate of 1.25 shares of Common Stock for each dollar of principal, at an exercise price of $3.00 per share.

Subsequent to December 31, 2025 and through the date of this annual report, the note holders have converted all of their notes into shares of common stock.

Convertible notes – related party

In February 2025, we entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with a related party. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. Our obligations under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, the related party could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns our intellectual property portfolio.

Financing loan

We had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

We had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%.

Lease Agreements

We have one lease classified as an operating lease for an office and warehouse purpose. The following table outlines maturities of our lease liabilities as of December 31, 2025:

Year ending December 31,
2026	$195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
885,295
Less: Imputed interest	(120,084)
Operating lease liabilities	$765,211

Liquidity

We have incurred losses since inception and incurred a net loss of $36.8 million during the year ended December 31, 2025. However, in September 2025, we completed an equity offering which generated net proceeds of $5.4 million. Additionally, in October 2025, we completed an equity offering which generated net proceeds of $2.7 million.

Our existing cash resources are expected to provide sufficient funds to carry out our planned operations through fiscal year 2026. To more rapidly grow, our revenue and continue operations beyond such time frame, we may be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. We have had multiple conversations with banks who are willing to assist us with additional capital raises if necessary, which helps to minimize the risk. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. In consultation with its legal counsel as appropriate, our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is likely, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

The underlying assumptions of Binomial Lattice model are as follows:

1.	The short-term interest rates, including risk-free rate, are known and remain constant over time.
2.	The absence of any arbitrage opportunities is assumed.
3.	The stock price follows a continuous-time random walk, with the rate of variance proportional to the square of the stock price.
4.	The distribution of possible stock prices at the end of any given finite interval is assumed to be lognormal.
5.	The variance of the rate of return on the stock is constant.
6.	No commissions or transaction costs are incurred when buying or selling the stock or option.
7.	The option’s early exercise value is evaluated at each node of the lattice.
8.	If applicable, the tax rate remains consistent for all transactions and market participants.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-31 comprising a portion of this Annual Report on Form 10-K, which are incorporated by reference under this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2025:

1.	Inadequate Segregation of Duties. Due to the limited size of our accounting and finance department, we do not maintain adequate segregation of duties across key financial reporting processes, including cash disbursements, revenue recognition, journal entry preparation and review, and financial statement close procedures. Specifically, there was the ability to initiate, authorize, and record transactions without independent review or approval. This deficiency creates a risk that material misstatements to our consolidated financial statements — particularly within cash, accounts receivable, revenue, and general and administrative expenses — could occur and not be detected in a timely manner.

2.	Insufficient Accounting Policies and Procedures. We have not established and maintained sufficiently comprehensive written accounting policies and procedures to ensure the consistent and accurate application of U.S. GAAP and compliance with SEC reporting requirements. This deficiency creates a risk that transactions may be recorded inconsistently or incorrectly, resulting in material misstatements to our consolidated financial statements.

These material weaknesses did not result in any identified misstatements to our consolidated financial statements for the year ended December 31, 2025. However, each of these material weaknesses creates a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected on a timely basis.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The successful implementation of these remediation measures is substantially dependent upon our ability to secure additional financing. There can be no assurance that these remediation efforts will be completed during the fiscal year ended December 31, 2026, or that the measures, once implemented, will be sufficient to remediate the identified material weaknesses or prevent future material weaknesses from occurring.

Inherent Limitations in the Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors. Executive officers are elected annually by the Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Title
Theodore Ralston	63	Chairman of the Board
Wesley Bolsen	48	Chief Executive Officer, Director
Nanuk Warman	53	Secretary and Chief Financial Officer
Andrew Hotsko	36	Chief Operating Officer
Stephen Conboy	71	Chief Technology Officer
Anthony Newton	56	General Counsel
Jeffery Pomerantz	79	Director
Lorenzo Calinawan	38	Director
Craig Huff	61	Director

Set forth below is a description of the background and business experience of our directors and executive officers.

Professional Experience

Executive Officers

Wesley Bolsen – Chief Executive Officer and Director

Wesley Bolsen was appointed as the Chief Executive Officer and as a member of the Board of Directors effective as of September 15, 2025. Mr. Bolsen obtained a degree in electrical engineering with a minor in economics from the Rose-Hulman Institute of Technology, and thereafter obtained a masters’ degree in business administration from Stanford’s Graduate School of Business. In 2018, Mr. Bolsen was the founding executive and chief executive officer of LaderaTech Inc., which sold in 2020 to a public company at a time when LaderaTech Inc. distributed the world’s leading wildfire prevention and protection product. Following the transaction involving LaderaTech Inc., Mr. Bolsen was employed by Perimeter Solutions, Inc. to lead global wildfire prevention and protection until September 2022. He became an advisor to startup executives until April of 2024, when Mr. Bolsen was named chief executive officer of Imidex Inc., an FDA cleared AI solution for the early detection of lung cancer, which sold in April of 2025 to a public healthcare company.

We believe that Mr. Bolsen is qualified to serve as a member of our Board of Directors due to his past executive leadership and company board of director roles.

Nanuk Warman – Secretary and Chief Financial Officer

Nanuk Warman, CPA, CFA, was appointed Chief Financial Officer and Secretary of our Company effective on April 1, 2025. Prior to his appointment Mr. Warman spent four years working with the Company as an independent consultant and has in-depth knowledge of the Company’s business and financial history.  Mr. Warman has spent the last 20 years working in public company finance, advising clients on financial reporting, SOX compliance, and SEC filing requirements. For the past 10 years, Mr. Warman has served as Managing Partner of PubCo Reporting Solutions, Inc., a boutique accounting and reporting firm primarily focused on helping emerging companies on accounting and compliance matters. Mr. Warman has extensive experience with securities offerings, mergers and acquisitions, securities exchange listing compliance. He is well-versed in GAAP, with particular expertise in complex equity structures, debt financing, reverse acquisitions, and transactional accounting. Mr. Warman is a CFA® Charterholder and a member of the Chartered Professional Accountants of British Columbia.

Andrew Hotsko – Chief Operating Officer

Andrew Hotsko has served as Chief Operating Officer of our Company since July 2025, where he leads day-to-day operations and growth initiatives across the Company’s platform. Prior to joining the Company, he served as Regional President of an Alpine Investors-backed services business, overseeing operational performance and expansion across multiple markets from 2023 to 2025. Earlier in his career, from 2021 to 2023, Mr. Hotsko worked in technology investment banking at Bank of America, supporting strategic and financing transactions for growth-stage companies. He previously served as an infantry officer in the U.S. Marine Corps and holds a Bachelor of Science in Economics from the United States Naval Academy and an MBA from The Wharton School of the University of Pennsylvania.

Stephen Conboy – Chief Technology Officer

Stephen Conboy was appointed as Chief Technology Officer effective March 1, 2025. Mr. Conboy is the founder of MFB CA. Previously from the building and lumber industries, he has pursued fire science for the last 16 years to invent CitroTech. Mr. Conboy has worked in the lumber and building industry for more than 45 years, starting as a union carpenter in New York. He was nominated and assigned to the District Export Council Division of the U.S. Department of Trade and Commerce and the International Trade Association. As a respected authority for carbon sequestration, he has spoken at the United Nations and World Trade Conference. Mr. Conboy helped draft a Carbon Tax Credit Bill for fire treated lumber and portions of the Wildfire Defense Act to reward property owners who implement proactive wildfire defense programs.

Anthony Newton – General Counsel

Anthony Newton was appointed as general counsel to the Company effective April 1, 2025. Mr. Newton has practiced law for 25 years and is a member of the State Bar of Texas. He has a BBA from Texas A&M University, a J.D. from the University of Houston Law Center, and an LL.M in Taxation from Georgetown University Law Center. Mr. Newton has focused his practice on transactions and infrastructure projects, primarily general corporate, mergers and acquisitions, commercial agreements, finance and capital markets, primarily for middle-market energy and oil and gas companies. Mr. Newton has 16 years of big-firm experience, including as equity partner with multi-national law firms such as DLA Piper. In addition, Mr. Newton has two years of experience as General Counsel with West Edge Energy LLC, a private-equity backed, mid-stream oil and gas company, during which time he was the only in-house attorney and responsible for establishing and managing the legal department of the company. Mr. Newton does not have any experience in the fire retardant or fire suppression industry.

Non-Employee Directors

Theodore Ralston – Chairman of the Board

Theodore Ralston has served as a member of the Board of Directors since March 31, 2025 and as Chairman of the Board since October 1, 2025. Mr. Ralston previously served as the Company’s Chief Executive Officer from March 31, 2025 to October 1, 2025. Mr. Ralston obtained an Electronics degree from IT&T in 1984. He has 34 years of independent business, sales and investment experience. For the past five years, Mr. Ralston has managed investments through his investment vehicle, TC Special Investments, LLC. In addition, Mr. Ralston has acted as a consultant, and is currently an executive officer and director to the Company. Mr. Ralston does not have any experience in the fire retardant or fire suppression industry.

We believe that Mr. Ralston is qualified to serve as a member of our Board of Directors due to his leadership and management expertise.

Jeffery Pomerantz – Director

On April 25, 2022, the Board of Directors appointed Jeffery Pomerantz as a member of the Board of Directors. Mr. Pomerantz has over 50 years of experience in Consulting, Promotional Marketing, Manufacturing, Sales, and Distribution. Mr. Pomerantz has provided invaluable assistance with many IPOs and corporate up-listings; additionally, he has a variety of international connections to resources and networks that create product distribution channels throughout the world. From 2019 to the present, Mr. Pomerantz has been in the Promotional Products Industry, in which he has owned and operated a business supervising manufacturing (including China), sales and distribution of hundreds of products. Mr. Pomerantz received a degree in accounting in 1967 from Temple University. Mr. Pomerantz does not have any experience in the fire retardant or fire suppression industry.

We believe that Mr. Pomerantz is qualified to serve as a member of our Board of Directors due to his ability to strengthen and improve operations of the companies of which he has been a part, and his experience in domestic and international manufacturing, sales and distribution.

Lorenzo Calinawan – Director

On October 15, 2025, the Board of Directors appointed Lorenzo Calinawan as a member of the Board of Directors. Mr. Calinawan is the co-founder and managing director of Chemlink Partners, a boutique M&A advisory firm focused exclusively on the global chemicals, specialty materials and adjacent industrial sectors. Over his career, Mr. Calinawan has advised on more than $90 billion of completed transactions, including landmark deals, transformative carve-outs, platform builds and cross-border transactions for leading strategics and private equity sponsors. Prior to founding Chemlink, he held senior investment banking roles at Citibank and Piper Sandler and also served as an investment professional at SK Capital Partners, where he focused on building and growing specialty chemicals and materials platforms. Mr. Calinawan brings deep sector knowledge, a global network and proven transaction execution and investment expertise to the company’s board.

We believe that Mr. Calinawan is qualified to serve as a member of our Board of Directors due to his expertise in the chemicals industry.

Craig Huff – Director

On October 15, 2025, the Board of Directors appointed Craig Huff as a member of the Board of Directors. Mr. Huff is the founder and managing member of BoltRock Holdings, LLC, a family investment firm and significant shareholder in the Company. Prior to founding BoltRock, Mr. Huff co-founded and served as co-chief executive officer of Reservoir Capital, a multi-billion dollar opportunistic investment firm, for over two decades. He also served in the U.S. Navy as a nuclear engineer and nuclear submarine officer. Mr. Huff has extensive board experience in both private and public companies across a wide range of sectors, including the insurance industry. He holds a bachelor’s degree in engineering physics, magna cum laude, from Abilene Christian University, and an MBA with high distinction from Harvard Business School where he was recognized as a Baker Scholar.

We believe that Mr. Huff is qualified to serve as a member of our Board of Directors due to his decades of investment and business management expertise.

Family Relationships

Mr. Theodore Ralston has a family relationship with Joshua Ralston, his son, who previously served in the role of Chief Executive Officer of the Company. There are no other familial relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2025, except as follows: 737 transactions reportable on Form 4 for Theodore Ralston, which were reported late on a Form 5 filed on February 17, 2026; a Form 3 filing for Wesley Bolsen that was due on September 25, 2025 and was filed on February 17, 2026, and three transactions reportable on Form 4 for Wesley Bolsen that were reported late on a Form 5 filed on February 17, 2026; a Form 3 filing for Nanuk Warman that was due on April 11, 2025 and was filed on April 16, 2025; a Form 3 filing for Andrew Hotsko that was due on July 31, 2025 and was filed on February 24, 2026, and three transactions reportable on Form 4 for Andrew Hotsko that were reported late on a Form 5 filed on February 24, 2026; four transactions reportable on Form 4 for Stephen Conboy that were reported late on a Form 5 filed on February 18, 2026; a Form 3 filing for Anthony Newton that was due on April 11, 2025 and was filed on March 18, 2026, and one transaction reportable on Form 4 for Anthony Newton that was reported late on a Form 5 filed on March 18, 2026; a Form 3 filing for Jeffery Pomerantz that was due on April 11, 2025 and was filed on March 3, 2026; a Form 3 filing for Lorenzo Calinawan that was due on October 27, 2025 and was filed on March 2, 2026; a Form 3 filing for Craig Huff that was due on October 27, 2025 and was filed on February 17, 2026; two transactions reportable on Form 4 for Joshua Ralston that were reported late on a Form 5 filed on March 16, 2026; and a Form 3 filing for John Costa that was due on May 4, 2022 but was not filed, as well as one transaction reportable on Form 4 for John Costa that was not filed.

Code of Ethics

The Company adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller (the “Code”). The full text of the Code is available on our website at www.citrotech.com. We will provide to any person without charge, upon request, a copy of the Code. Such requests should be made in writing to the following address: c/o CitroTech Inc., 6400 S. Fiddlers Green Cir., Suite 300, Greenwood Village, Colorado 80111. We intend to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on our website.

Procedures for Stockholders to Recommend Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information

The Company’s Board has a standing Audit Committee. Our Audit Committee is composed of Lorenzo Calinawan and Jeffery Pomerantz, with Lorenzo Calinawan serving as chair of the committee. Our Board has determined that each of these directors is “independent” as defined by the rules of the SEC and the NYSE American. The Board has determined that Mr. Calinawan is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K and applicable listing standards of NYSE American.

Insider Trading Policy

The Company has an insider trading policy (the “Insider Trading Policy”) which prohibits our employees, officers and directors from buying or selling the Company’s securities while the individuals are aware of material non-public information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

We are currently considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to “named executive officers.” Our “named executive officers” include (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2025 and (ii) our two most highly compensated executive officers, as defined in Exchange Act Rule 3b-7, other than our principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

This section discusses material components of the executive compensation programs for our “named executive officers” who are named in the “Summary Compensation Table” below. In 2025, our “named executive officers” were (i) Wesley Bolsen, our Chief Executive Officer; (ii) Joshua Ralston, our former Chief Executive Officer, (iii) Theodore Ralston, our former Chief Executive Officer and our Chairman of the Board of Directors, (iv) Andrew Hotsko, our Chief Operating Officer, and (v) Anthony Newton, our General Counsel.

The following table summarizes the compensation of our named executive officers during the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Wesley Bolsen	2025	89,999	–	3,278,000	–	3,367,999
Chief Executive Officer	2024	–	–	–	–	–
Theodore Ralston	2025	–	–	1,932,000	–	1,932,000
Chairman of the Board	2024	–	–	–	–	–
Andrew Hotsko	2025	100,962	–	3,539,970	–	3,640,932
Chief Operating Officer	2024	–	–	–	–	–
Anthony Newton	2025	275,000	–	550,000	–	825,000
General Counsel	2024	–	–	–	–	–
Joshua Ralston	2025	290,000	–	–	–	290,000
Former President, Secretary, CEO, CFO and Chairman	2024	75,000	–	–	–	75,000

(1)	The amounts reported in this column represent the aggregate grant date fair value of restricted stock units awarded, computed in accordance with FASB ASC Topic 718.
(2)	The material terms of the restricted stock units granted in 2025 are as follows:

Name	Grant Date	Stock Award (#)	Vesting Date
Wesley Bolsen	September 22, 2025	900,000(1)	(1)
Theodore Ralston	April 30, 2025	280,000(2)	(2)
Andrew Hotsko	June 27, 2025	450,000(3)	(3)
Anthony Newton	–	–	–
Joshua Ralston	–	–	–
____________

1.

Consists of: (i) 300,000 restricted stock units (RSUs) granted on October 1, 2025 (the “Effective Date”), with one-fourth of the RSUs vesting on the first anniversary of the Effective Date and the remaining three-fourths vesting in equal monthly installments over the following 36 months; (ii) 300,000 performance stock units (PSUs), with 75,000 PSUs vesting upon the Company’s market capitalization reaching and sustaining, for 30 consecutive days, thresholds of $150,000,000, $200,000,000, $250,000,000 and $300,000,000, respectively; and (iii) 300,000 additional RSUs granted to the employee, which shall vest, provided the employee’s employment has not terminated for any reason, upon the achievement of annual key performance indicators mutually agreed upon by the Company and the employee.

2.

Consists of 280,000 shares of restricted stock, with 70,000 shares of the Company’s Series C Convertible Preferred Stock vesting when the Company’s market capitalization reaches and sustains, for 30 consecutive days, thresholds of $120,000,000,$150,000,000, $200,000,000 and $250,000,000, respectively

3.

Consists of 150,000 shares of restricted stock granted on June 27, 2025 (the “Effective Date”), with one-fourth of the shares vesting each anniversary of the Effective Date; (ii) 150,000 shares of restricted stock, with 37,500 shares of the Company’s Common Stock vesting when the Company’s market capitalization reaches and sustains, for 30 consecutive days, thresholds of $150,000,000, $200,000,000, $250,000,000 and $300,000,000, respectively; and (iii) 300,000 additional shares of restricted stock granted to the employee, which shall vest, provided the employee’s employment has not terminated for any reason, upon the achievement of annual key performance indicators mutually agreed upon by the Company and the employee.

Executive Compensation Arrangements

Wesley Bolsen

On September 22, 2025, the Company entered into an employment agreement with Wesley J. Bolsen, pursuant to which Mr. Bolsen serves as the Company’s Chief Executive Officer, effective October 1, 2025. The employment agreement has a term commencing October 1, 2025 and ending September 30, 2029, unless earlier terminated in accordance with its terms.

Under the employment agreement, Mr. Bolsen is entitled to an annual base salary of $300,000, payable in accordance with the Company’s standard payroll practices, and a signing bonus of 6,250 shares of the Company’s Series C Convertible Preferred Stock, issued as soon as reasonably practicable following execution of the agreement. Mr. Bolsen is also eligible to receive an annual cash performance bonus with a target of $200,000, with the opportunity to earn up to two times the target amount based on the achievement of mutually agreed key performance indicators (“KPIs”). Mr. Bolsen is eligible to participate in the Company’s employee benefit plans made generally available to other senior executives.

In addition, pursuant to Exhibit A to the employment agreement, Mr. Bolsen is eligible to receive equity-based incentive compensation in the form of restricted stock units (“RSUs”) of the Company’s common stock, which may be earned based on a combination of time-based vesting, achievement of KPIs, and the attainment of specified market capitalization thresholds. The equity awards include up to an aggregate of 900,000 RSUs, consisting of (i) time-based RSUs that vest over a four-year period, (ii) KPI-based RSUs that vest annually upon achievement of mutually agreed performance objectives, and (iii) market capitalization-based RSUs that vest upon the Company achieving and sustaining specified fully diluted market capitalization targets for 30 consecutive days. The employment agreement further provides for accelerated vesting of any unvested RSUs upon a change in control, as defined therein.

The employment agreement may be terminated by the Company for cause, including for material breach, misconduct, dishonesty, or failure to perform duties, subject in certain cases to notice and cure rights, or without cause upon written notice. Mr. Bolsen may also terminate his employment for any reason. Upon termination by the Company without cause, Mr. Bolsen is entitled to continued base salary for up to twelve months or the remainder of the then-existing term, if shorter, and payment of any earned but unpaid bonus amounts, subject to the terms of the agreement. Upon termination for cause or voluntary resignation, Mr. Bolsen is generally entitled only to accrued compensation and earned bonuses, if any.

Mr. Bolsen is subject to customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions during and following the term of employment. The employment agreement also provides for reimbursement of business expenses, directors’ and officers’ insurance coverage, and other customary executive employment terms.

Theodore Ralston – Consulting Agreement

On April 1, 2025, the Company entered into a consulting agreement with Theodore Ralston, pursuant to which Mr. Ralston provides outside services to the Company at the direction of the Company’s Board of Directors. The consulting agreement has an initial term of twelve (12) months, commencing April 1, 2025 (the “Initial Term”). Following the Initial Term, the agreement automatically renews for successive six-month periods unless either party provides at least 30 days’ written notice of non-renewal.

Mr. Ralston is eligible to receive up to an aggregate of 280,000 shares of the Company’s Series C Convertible Preferred Stock, payable in four separate tranches of 70,000 shares each, upon the Company achieving and sustaining for 30 consecutive days specified market capitalization thresholds of more than $120 million, $150 million, $200 million, and $250 million, respectively. So long as Mr. Ralston provides services to the Company for the full Initial Term, Mr. Ralston’s right to receive the foregoing share awards will vest, regardless of whether the consulting agreement is subsequently terminated.

If the consulting agreement is terminated by the Company within six (6) months following Mr. Ralston: (i) no longer owning Series A Preferred Stock, or (ii) owning (or having the right to convert to) on a fully diluted basis less than five percent (5%) of the common stock of the Company, then within 30 days thereafter the Company shall remit to Mr. Ralston or his designee the amount of 100,000 shares of Series C Convertible Preferred stock in book entry form as soon as reasonably possible for the transfer agent to make the book entry on behalf of Consultant or his designee.

The consulting agreement may be terminated immediately by written notice to Mr. Ralston upon the occurrence of any of the following: (i) a material breach of the agreement that remains uncured following 30 days’ notice thereof; (ii) making disparaging statements (whether written or verbal) about the Company, or its subsidiaries, affiliates, officers, employees, or Board of Directors; or (iii) engaging in any activity that reflects negatively on the Company’s reputation or standing in its business community. Mr. Ralston is subject to customary confidentiality obligations during and after the term of the agreement and must return Company property and confidential materials upon termination.

Andrew Hotsko – Employment Agreement

On June 27, 2025, the Company entered into an employment agreement with Andrew Hotsko, pursuant to which Mr. Hotsko serves as the Company’s Chief Operating Officer, effective July 21, 2025. The employment agreement has a term commencing July 21, 2025 and ending July 21, 2029, unless earlier terminated in accordance with its terms.

Under the employment agreement, Mr. Hotsko is entitled to an annual base salary of $250,000, payable in accordance with the Company’s standard payroll practices. Mr. Hotsko is also eligible to receive an annual cash performance bonus of up to $150,000, based on the achievement of mutually agreed key performance indicators (“KPIs”), with the bonus prorated for calendar year 2025 and subject to adjustment in subsequent years at the Company’s discretion. Mr. Hotsko is eligible to participate in the Company’s employee benefit plans made generally available to other senior executives.

In addition, pursuant to Exhibit A to the employment agreement, Mr. Hotsko is eligible to receive equity-based incentive compensation in the form of restricted shares of the Company’s common stock, which may be earned based on a combination of time-based vesting, achievement of KPIs, and the attainment of specified market capitalization thresholds. The equity incentives provide for up to an aggregate of 450,000 shares of common stock, consisting of (i) time-based restricted shares that vest annually over a four-year period, (ii) KPI-based shares that may be issued annually upon achievement of mutually agreed performance objectives, and (iii) market capitalization-based shares that may be issued upon the Company achieving and sustaining specified fully diluted market capitalization thresholds for 30 consecutive days. Unvested equity awards are generally forfeited upon termination for cause or voluntary resignation.

The employment agreement may be terminated by the Company for cause, including for material breach, misconduct, failure to perform duties, disability, or death, or without cause upon written notice. Mr. Hotsko may also terminate his employment for any reason. Upon termination by the Company without cause, Mr. Hotsko is entitled to continued base salary for up to six months or the remainder of the then-existing term, if shorter, and payment of any earned but unpaid bonus amounts, subject to the terms of the agreement. Upon termination for cause or voluntary resignation, Mr. Hotsko is generally entitled only to accrued compensation and earned bonuses, if any.

Mr. Hotsko is subject to customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions during and following the term of employment. The employment agreement also provides for reimbursement of business expenses and other customary executive employment terms.

Anthony Newton – Consulting Agreement

On April 1, 2025, the Company entered into a consulting agreement with Anthony Newton, pursuant to which Mr. Newton provides outside legal counsel services to the Company. The consulting agreement has an initial term of twelve (12) months, commencing April 1, 2025, and automatically renews for successive six-month periods unless either party provides at least 30 days’ written notice of non-renewal.

Under the consulting agreement, Mr. Newton is entitled to monthly cash compensation of $27,500. Mr. Newton is also eligible to participate in any executive compensation plan adopted by the Company from time to time, with any such awards subject to the discretion of the Company’s Board of Directors. The Company is required to reimburse Mr. Newton for pre-approved, documented business expenses incurred on behalf of the Company.

If the consulting agreement is terminated by the Company within six (6) months following Theodore Ralston (i) no longer serving as Chief Executive Officer of the Company, (ii) no longer owning Series A Preferred Stock, or (iii) owning (or having the right to convert into), on a fully diluted basis, less than five percent (5%) of the Company’s common stock, the Company is required to pay Mr. Newton an amount equal to twelve (12) months of consulting compensation within 30 days following such termination.

The consulting agreement may be terminated immediately by written notice to Mr. Newton upon the occurrence of any of the following: (i) a material breach of the agreement that remains uncured following 30 days’ notice thereof; (ii) making disparaging statements (whether written or verbal) about the Company, or its subsidiaries, affiliates, officers, employees, or Board of Directors; or (iii) engaging in any activity that reflects negatively on the Company’s reputation or standing in its business community. Mr. Newton is subject to customary confidentiality obligations during and following the term of the consulting agreement and is required to return Company property and confidential materials upon termination. The agreement provides that Mr. Newton serves as an independent contractor, not an employee of the Company.

Joshua Ralston – Employment Agreement

On March 1, 2025, the Company entered into an employment agreement with Joshua Ralston, pursuant to which Mr. Ralston initially served as President and Chief Executive Officer through April 1, 2025, and thereafter served as Vice President of Operations, reporting to the Company’s Chief Executive Officer. The employment agreement had an initial term of three (3) years, commencing March 1, 2025, and would automatically renew for successive one-year periods unless either party provided at least 90 days’ written notice of non-renewal.

Under the employment agreement, Mr. Ralston was entitled to a monthly salary of $16,500, payable in accordance with the Company’s customary payroll practices. Mr. Ralston was eligible to participate in the Company’s employee benefit plans made generally available to other employees and executives, including health and accident insurance and other customary benefits, subject to the terms of such plans.

Mr. Ralston signed a Separation Agreement on December 31, 2025, that terminated his employment with the company. He received one month of severance pay and agreed not to sell any unrestricted shares for 90 days following his separation.

Outstanding Equity Awards At Fiscal Year-End

The following table lists all of the outstanding equity awards held on December 31, 2025 by each of the Company’s named executive officers.

	Stock Awards
	Number of shares or units of stock that have not vested		Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($)(1)	(#)	($)
Wesley Bolsen	900,000	(1)	7,272,000	–	–
Theodore Ralston	280,000	(2)	7,541,333	–	–
Andrew Hotsko	450,000	(3)	3,636,000	–	–
Anthony Newton	–		–	–	–
Joshua Ralston	–		–	–	–

(1)

Consists of: (i) 300,000 restricted stock units (RSUs) granted on October 1, 2025 (the “Effective Date”), with one-fourth of the RSUs vesting on the first anniversary of the Effective Date and the remaining three-fourths vesting in equal monthly installments over the following 36 months; (ii) 300,000 performance stock units (PSUs), with 75,000 PSUs vesting upon the Company’s market capitalization reaching and sustaining, for 30 consecutive days, thresholds of $150,000,000, $200,000,000, $250,000,000 and $300,000,000, respectively; and (iii) 300,000 additional RSUs granted to the employee, which shall vest, provided the employee’s employment has not terminated for any reason, upon the achievement of annual key performance indicators mutually agreed upon by the Company and the employee.

(2)

Consists of 280,000 shares of restricted stock, with 70,000 shares of the Company’s Series C Convertible Preferred Stock vesting when the Company’s market capitalization reaches and sustains, for 30 consecutive days, thresholds of $120,000,000,$150,000,000, $200,000,000 and $250,000,000, respectively.

(3)	Consists of 150,000 shares of restricted stock granted on June 27, 2025 (the “Effective Date”), with one-fourth of the shares vesting each anniversary of the Effective Date; (ii) 150,000 shares of restricted stock, with 37,500 shares of the Company’s Common Stock vesting when the Company’s market capitalization reaches and sustains, for 30 consecutive days, thresholds of $150,000,000, $200,000,000, $250,000,000 and $300,000,000, respectively; and (iii) 300,000 additional shares of restricted stock granted to the employee, which shall vest, provided the employee’s employment has not terminated for any reason, upon the achievement of annual key performance indicators mutually agreed upon by the Company and the employee.

Equity Compensation Plan Information

On March 16, 2026, a majority of the voting stockholders and the Board of Directors of the Company approved the adoption of the CitroTech Inc. 2026 Equity and Incentive Plan (the “Plan”). The following is a brief summary of the Plan.

Types of Awards; Shares Available for Awards; Share Counting Rules

The Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance compensation awards, as described below (collectively, “awards”).

Awards (other than substitute awards granted in connection with a corporate transaction) may be made under the Plan for up to 1,000,000 shares of common stock, all of which may be issued as incentive stock options.

In addition, in no event shall the fair market value of awards made under the Plan to any one non-employee director of the Company or its affiliates exceed $100,000, in the aggregate, in any one fiscal year.

Shares covered by awards under the Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited, in whole or in part, or that result in any shares not being issued (including as a result of an award being settled in cash rather than stock) will be added back to the shares reserved for issuance and again be available for the grant of awards under the Plan (subject, in the case of incentive stock options, to any limitations under the Code).

Shares of common stock that are delivered (by actual delivery, attestation, or net exercise) to the Company by a participant to purchase shares of common stock upon exercise of an award or to satisfy tax withholding obligations (including shares retained from the award creating the tax obligation) will be added back to the shares reserved for issuance and again be available for the future grant of awards under the Plan.

In connection with a merger or consolidation of an entity with the Company or the Company’s acquisition of property or stock of an entity, the Plan Committee (as defined below) may grant awards under the Plan in substitution for any options or other stock or stock-based awards granted by such entity or an affiliate thereof on such terms as the Plan Committee determines appropriate in the circumstances, notwithstanding any limitation on awards contained in the Plan. No such substitute awards shall count against the Share Reserve, except as required by reason of Section 422 and related provisions of the Code.

Descriptions of Awards

Options. A participant who is awarded an option receives the right to purchase a specified number of shares of common stock at a specified exercise price and subject to the other terms and conditions that are specified in connection with the award agreement. An option that is not designated by the Plan Committee and/or does not qualify as an “incentive stock option” is a “nonqualified stock option.” Except with respect to substitute awards granted in connection with a corporate transaction, options may not be granted at an exercise price that is less than 100% of the fair market value of a share of common stock on the date of grant. If the Plan Committee approves the grant of an option with an exercise price to be determined on a future date, the exercise price may not be less than 100% of the fair market value of the common stock on that future date. Under present law, incentive stock options may not be granted at an exercise price less than 110% of the fair market value in the case of stock options granted to participants who hold more than 10% of the total combined voting power of all classes of the Company’s stock or the stock of any parent or any of its subsidiaries. Under the terms of the Plan, options may not be granted for a term in excess of ten years (and, under present law, five years in the case of incentive stock options granted to participants who hold greater than 10% of the total combined voting power of all classes of the Company’s stock or stock of any parent or any of its subsidiaries).

The Plan permits participants to pay the exercise price of options using one or more of the following manners of payment: (i) in cash, check, cash equivalent and/or common stock valued at the fair market value at the time the option is exercised (including, pursuant to procedures approved by the Plan Committee, by means of attestation of ownership of a sufficient number of shares of common stock in lieu of actual delivery of such shares to the company); provided that such common stock are not subject to any pledge or other security interest and are mature shares; and (ii) by such other method as the Plan Committee may permit in accordance with applicable law, in its sole discretion, on a case by case basis, including without limitation: (A) in other property having a fair market value on the date of exercise equal to the exercise price; (B) if there is a public market for the common stock at such time, by means of a broker-assisted “cashless exercise” pursuant to which the company is delivered a copy of irrevocable instructions to a stockbroker to sell the common stock otherwise deliverable upon the exercise of the option and to deliver promptly to the company an amount equal to the exercise price; or (C) by a “net exercise” method whereby the company withholds from the delivery of the common stock for which the option was exercised that number of common stock having a fair market value equal to the aggregate exercise price for the common stock for which the option was exercised.

Stock Appreciation Rights (“SARs”). A participant who is awarded a SAR receives, upon exercise, a number of shares of common stock, or cash (or a combination of shares of common stock and cash) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of common stock over the strike price. The Plan provides that the strike price of a SAR may not be less than 100% of the fair market value of a share of common stock on the date the SAR is granted (provided, however, that if the Plan Committee approves the grant of a SAR effective as of a future date, the strike price shall not be less than 100% of the fair market value on such future date) and that SARs may not be granted with a term in excess of 10 years.

Limitation on Repricing of Options or SARs. With respect to options and SARs, unless such action is approved by stockholders or otherwise permitted under the terms of the Plan in connection with certain changes in capitalization and reorganization events, the Company may not (i) amend any outstanding option or SAR granted under the Plan to provide an exercise price or strike price per share that is lower than the then-current exercise price or strike price per share of such outstanding option or SAR, (ii) cancel any outstanding option or SAR where the fair market value of the shares of the Company underlying such option or SAR is less than its exercise price or strike price and replace it with a new option or SAR, another award or cash, or (iii) take any other action under the Plan that constitutes a “repricing” within the meaning of the rules of the applicable securities exchange or inter-dealer quotation system on which the shares of the Company’s common stock are listed or quoted.

Restricted Stock Awards. A participant who is granted a restricted stock award is entitled to acquire shares of common stock, subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Any dividends (whether paid in cash, stock or property) declared and paid by the Company with respect to shares of restricted stock will be paid to the participant only if and when such shares become free from the restrictions on transferability and forfeitability that apply to such shares.

Restricted Stock Unit (“RSU”) Awards. A participant who is granted an RSU award is entitled to receive shares of common stock, or cash equal to the fair market value of such shares or a combination thereof, to be delivered at the time the award vests or on a deferred basis pursuant to the terms and conditions established by the Plan Committee. The Plan Committee may provide that the settlement of RSUs will be deferred, on a mandatory basis or at the election of the participant, in a manner that complies with Section 409A of the Code. A participant has no voting rights with respect to any RSU. An RSU award agreement may provide the applicable participant with the right to receive an amount equal to any dividends or other distributions declared and paid on an equal number of outstanding shares of common stock. Any such dividend equivalent may be settled in cash and/or shares of common stock and will be subject to the same restrictions on transfer and forfeitability as the RSUs with respect to which such dividend equivalents are awarded.

Stock Bonus Awards. Under the Plan, the Plan Committee may grant other awards of shares of common stock, and other awards that are valued in whole or in part by reference to, or are otherwise based on, shares of common stock or other property, having such terms and conditions as the Plan Committee may determine. Each stock bonus award is evidenced by an award agreement. These types of awards are referred to in this Annual Report as “other stock-based awards.”

Performance-Compensation Awards

The Plan Committee may designate any award as performance-based, in which case the award will vest based on achievement of performance goals. The Plan Committee will select the length of the performance period, the performance criteria that will be used to establish the performance goals, the kinds and/or levels of the performance goals that are to apply, and the performance formula. Such performance criteria may be based on the attainment of specific levels of performance of the Company and/or one or more of its affiliates, divisions, business segments or operational units, or any combination of the foregoing (including as compared to a selected group of comparison or peer companies, or a published or special index or stock market index), and may include, without limitation, net earnings or net income (before or after taxes), basic or diluted earnings per share (before or after taxes), revenue or revenue growth (measured on a net or gross basis), gross profit or gross profit growth, operating profit (before or after taxes), return measures, cash flow (including, but not limited to, operating cash flow, free cash flow, net cash provided by operations and cash flow return on capital), financing and other capital raising transactions (including, but not limited to, sales of the Company’s equity or debt securities), earnings before or after taxes, interest, depreciation and/or amortization, gross or operating margins, productivity ratios, share price, expense targets, margins, productivity and operating efficiencies, customer satisfaction, customer growth, working capital targets, measures of economic value added, inventory control, enterprise value, sales, debt levels and net debt, combined ratio, timely launch of new facilities, client or customer retention, employee retention, timely completion of new product rollouts, cost targets, reductions and savings, productivity and efficiencies, strategic partnerships or transactions, personal targets, goals or completion of projects, and any other goal selected by the Plan Committee, whether or not listed in the Plan. The Plan Committee may accelerate vesting awards based on the achievement of performance goals. Performance criteria that are financial metrics may be determined in accordance with GAAP, but may be adjusted by the Plan Committee to include or exclude items otherwise includable or excludable under GAAP. The Plan Committee may also adjust or modify performance goals for a performance period to appropriately reflect certain extraordinary events.

Unless the Plan Committee specifies otherwise in the award agreement, a participant must be continuously employed or in service through the last day of the performance period to be eligible for payment in respect of a performance compensation award. Unless otherwise determined by the Plan Committee or as set forth in the Award agreement, payment in respect of a performance compensation award will only be made to the extent that the Plan Committee determines after the close of the performance period that the performance goals have been achieved at a level that triggers vesting or payment.

Eligibility to Receive Awards

Participants in the Plan will consist of individuals employed by the Company or an affiliate, directors of the Company or an affiliate; an individual consultant or advisor to the Company or an affiliate, or prospective employees, directors, officers, consultants or advisors who have accepted offers of employment or consultancy from the Company or its affiliates, in each case, as selected by the Plan Committee. As of December 31, 2025, approximately 14 employees, 5 officers, 4 directors and 0 consultants, advisors and other service providers would be eligible for awards if selected by the Plan Committee. Incentive stock options may only be granted to employees of the Company or of a present or future parent or subsidiary corporation as defined in Sections 424(e) or (f) of the Code.

Transferability of Awards

Awards may not be sold, assigned, transferred, pledged or otherwise encumbered by a participant, either voluntarily or by operation of law, except by will or the laws of descent and distribution or, other than in the case of an incentive stock option, pursuant to a qualified domestic relations order. During the life of the participant, awards are exercisable only by the participant. However, except with respect to awards that are subject to Section 409A of the Code and incentive stock options, the Plan Committee may permit or provide in an award for the gratuitous transfer of the award by the participant to or for the benefit of any immediate family member, family trust or other entity established for the benefit of the participant and/or an immediate family member of the participant if the Company would be eligible to use a Form S-8 under the Securities Act of 1933, as amended for the registration of the sale of the common stock subject to such award to the proposed transferee. Further, the Company is not required to recognize any such permitted transfer until such time as the permitted transferee has, as a condition to the transfer, delivered to the Company a written instrument in form and substance satisfactory to the Company confirming that such transferee will be bound by all of the terms and conditions of the award. None of the restrictions described in this paragraph prohibit a transfer from the participant to the Company.

No Rights as a Stockholder; Clawback

No participant or designated beneficiary shall have any rights as a stockholder with respect to any shares of common stock to be distributed with respect to an award granted under the Plan until becoming a record holder of such shares, subject to the terms of an award agreement. In accepting an award under the Plan, a participant agrees to be bound by any clawback policy that the Company has in effect or may adopt in the future.

New Plan Benefits

No awards have been previously granted under the Plan as of the date hereof and no awards have been granted under the Plan subject to stockholder approval of the Plan. As the Plan is discretionary, it is not currently possible to determine the amount that may be received by the participants under the Plan at this time.

Administration

The Plan will be administered by the compensation committee of the Board (the “Plan Committee”) or, if no such Plan Committee has been appointed by the Board or if the Board elects to act as the Plan Committee with respect to any action, the Board. The Plan Committee has the authority to grant awards and to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Plan that it deems advisable and to construe and interpret the provisions of the Plan and any award agreements entered into under the Plan. The Plan Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any award. All actions and decisions by the Plan Committee with respect to the Plan and any awards made under the Plan will be made in the Plan Committee’s discretion and will be final and binding on all persons having or claiming any interest in the Plan or in any award.

Pursuant to the terms of the Plan, the Board and Plan Committee may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board. The Company expects that the Plan Committee will administer certain aspects of the Plan.

Subject to any requirements of applicable law, the Plan Committee may, by resolution, delegate to one or more persons (including officers) or bodies (such persons or bodies, the “Delegated Persons”) the power to grant awards (subject to any limitations under the Plan and applicable law) to eligible service providers of the Company and to exercise such other powers under the Plan as the Plan Committee may determine. No Delegated Person may be authorized to grant awards to anyone subject to Section 16 of the Exchange Act.

Subject to applicable limitations contained in the Plan and applicable law, the Board, the Plan Committee, or any other committee or subcommittee or Delegated Person to whom the Plan Committee has delegated authority pursuant to the Plan, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock, cash or other consideration covered by awards and the terms and conditions of such awards, including the dates upon which such awards become exercisable or otherwise vest, (ii) the exercise or strike price of awards, if any, and (iii) the duration of awards.

Except as otherwise provided in the Plan, each award under the Plan may be made alone or in addition or in relation to any other award. The terms of each award need not be identical, and the Plan Committee need not treat participants uniformly. The Plan Committee will determine the effect on an award of the disability, death, termination or other cessation of employment or service, authorized leave of absence or other change in the employment or other service status of a participant, and the extent to which, and the period during which, the participant (or the participant’s legal representative, conservator, guardian or designated beneficiary) may exercise rights or receive any benefits under an award.

The Plan Committee may at any time provide that any award will become immediately exercisable in whole or in part, free from some or all restrictions or conditions or otherwise realizable in whole or in part, as the case may be.

To the extent permitted by applicable law, the Company will indemnify and hold harmless each director, officer, employee or agent to whom any duty or power relating to the administration or interpretation of the Plan has been or will be delegated against any cost or expense (including attorneys’ fees) or liability (including any sum paid in settlement of a claim with the Board’s approval) arising out of any act or omission to act concerning the Plan unless arising out of such person’s bad faith, fraud or willful criminal act or omission.

Amendment of Awards. Except as otherwise provided under the Plan with respect to repricing outstanding stock options or SARs and with respect to actions requiring stockholder approval, the Plan Committee may amend, modify or terminate any outstanding award, including but not limited to, substituting for an award another award of the same or a different type, changing the date of exercise or realization, and converting an incentive stock option to a nonqualified stock option, provided that the participant’s consent to any such action will be required unless the Plan Committee determines that the action, taking into account any related action, does not materially and adversely affect the participant’s rights under the Plan or the change is otherwise permitted under the terms of the Plan in connection with certain corporate events.

Changes in Capital Structure and Similar Events

Stock Split, Stock Dividend and Similar Events. In the event of (a) any dividend (other than ordinary cash dividends) or other distribution (whether in the form of cash, shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, amalgamation, consolidation, spin-off, split-up, split-off, combination, repurchase or exchange of shares of common stock or other securities of the Company, issuance of warrants or other rights to acquire shares of common stock or other securities of the Company, or other similar corporate transaction or event (including, without limitation, a “change in control” as defined in the Plan) that affects the shares of common stock, or (b) unusual or infrequently occurring events affecting the Company or any of its affiliates, or their financial statements, or changes in applicable rules, rulings, regulations or other requirements of any governmental body or securities exchange or inter-dealer quotation system, accounting principles or law, to the extent that an adjustment is determined by the Plan Committee to be necessary or appropriate to prevent the dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Plan Committee shall make any such adjustments in such manner as it may deem equitable, including without limitation any or all of the following: (i) adjusting the number of shares of common stock or other securities of the Company (or number and kind of other securities or other property) that may be delivered in respect of awards or with respect to which awards may be granted and the terms of any outstanding award, including, without limitation, the number of shares subject to such award, the exercise price or strike price, or the applicable performance measures; (ii) providing for a substitution or assumption of awards in a manner that substantially preserves the applicable terms of such awards; (iii) accelerating the exercisability or vesting of, lapse of restrictions on, or termination of, awards or providing for a period of time for exercise prior to the occurrence of such event; (iv) modifying the terms of awards to add events, conditions or circumstances (including termination of employment within a specified period after a “change in control”) upon which the exercisability or vesting of or lapse of restrictions thereon will accelerate; (v) deeming any performance measures satisfied at target, maximum or actual performance through closing or such other level determined by the Plan Committee, or providing for the performance measures to continue (as is or as adjusted by the Plan Committee) after closing; (vi) providing that for a period prior to the “change in control” any unvested options or SARs will be vested and exercisable (contingent upon the occurrence of the change in control) and that any options or SARs not exercised prior to the consummation of the change in control will terminate as of the change in control; and (vii) canceling outstanding awards in return for cash, shares of common stock, other securities or other property, or any combination thereof, equal to the value of such awards, if any, as determined by the Plan Committee (with any underwater option or SAR canceled and terminated without any payment or consideration therefor); provided, however, that in the case of any “equity restructuring” (within the meaning of the Financial Accounting Standards Board Accounting Standards Codification Topic 718), the Plan Committee shall make an equitable or proportionate adjustment to outstanding awards to reflect such equity restructuring.

Provisions for Foreign Participants

The Plan Committee may establish one or more sub-plans under the Plan to satisfy applicable securities, tax or other laws of various jurisdictions. The Plan Committee will establish such sub-plans by adopting supplements to the Plan containing any limitations on the Plan Committee’s discretion under the Plan and any additional terms and conditions not otherwise inconsistent with the Plan as the Plan Committee deems necessary or desirable. All supplements adopted by the Plan Committee will be deemed to be part of the Plan, but each supplement will only apply to participants within the affected jurisdiction.

Withholding

The participant shall be required to pay to the company or any affiliate, and the company or any affiliate shall have the right and is hereby authorized to deduct and withhold, from any cash, common stock, other securities or other property deliverable under any award or from any compensation or other amounts owing to a participant, the amount (in cash, common stock, other securities or other property) of any required taxes (up to the maximum statutory rate under applicable law as in effect from time to time as determined by the Plan Committee) and deduction in respect of an award, its grant, vesting or exercise, or any payment or transfer under an Award or under the Plan, and to take such other action as may be necessary in the opinion of the Plan Committee or the company to satisfy all obligations for the payment of such taxes.

Amendment or Termination

Amendment and Termination of the Plan. The Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time; provided that (i) no amendment to the prohibition on repricing shall be made without stockholder approval and (ii) no such amendment, alteration, suspension, discontinuation or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan (including, without limitation, as necessary to comply with any rules or requirements of any securities exchange or inter-dealer quotation system on which the common stock may be listed or quoted); provided, further, that any such amendment, alteration, suspension, discontinuance or termination that would materially and adversely affect the rights of any participant or any holder or beneficiary of any award theretofore granted shall not to that extent be effective without the consent of the affected participant, holder or beneficiary.

Amendment of Award Agreements. The Plan Committee may, to the extent consistent with the terms of any applicable award agreement, waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any award theretofore granted or the associated award agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would materially and adversely affect the rights of any participant with respect to any award theretofore granted shall not to that extent be effective without the consent of the affected participant; provided, further, that without stockholder approval, except as otherwise permitted under the Plan, (i) no amendment or modification may reduce the exercise price of any option or the strike price of any SAR, (ii) the Plan Committee may not cancel any outstanding option or SAR where the fair market value of the common stock underlying such option or SAR is less than its exercise price or strike price, as applicable, and replace it with a new option or SAR, another award or cash and (iii) the Plan Committee may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange or inter-dealer quotation system on which the common stock is listed or quoted.

Federal Income Tax Consequences

The following is a summary of the United States federal income tax consequences that generally will arise with respect to awards granted under the Plan. This summary is based on the federal tax laws in effect as of the date of this Annual Report. In addition, this summary assumes that all awards are exempt from, or comply with, the rules under Section 409A of the Code regarding nonqualified deferred compensation. Changes to these laws could alter the tax consequences described below.

Incentive Stock Options. A participant will not have income upon the grant of an incentive stock option. Also, except as described below, a participant will not have income upon exercise of an incentive stock option if the participant has been employed by the Company or its corporate parent or 50% or majority-owned corporate subsidiary at all times beginning with the option grant date and ending three months before the date the participant exercises the option. If the participant has not been so employed during that time, then the participant will be taxed as described below under “Nonqualified Stock Options.” The exercise of an incentive stock option may subject the participant to the alternative minimum tax.

A participant will have income upon the sale of the stock acquired under an incentive stock option at a profit (if sales proceeds exceed the exercise price). The type of income will depend on when the participant sells the stock. If a participant sells the stock more than two years after the option was granted and more than one year after the option was exercised, then all of the profit will be long-term capital gain. If a participant sells the stock prior to satisfying these waiting periods, then the participant will have engaged in a disqualifying disposition and a portion of the profit will be ordinary income and a portion may be capital gain. This capital gain will be long-term if the participant has held the stock for more than one year and otherwise will be short-term. If a participant sells the stock at a loss (sales proceeds are less than the exercise price), then the loss will be a capital loss. This capital loss will be long-term if the participant held the stock for more than one year and otherwise will be short-term.

Nonqualified Stock Options. A participant will not have income upon the grant of a nonqualified stock option. A participant will have compensation income upon the exercise of a nonqualified stock option equal to the value of the stock on the day the participant exercised the option less the exercise price. Upon sale of the stock, the participant will have capital gain or loss equal to the difference between the sales proceeds and the value of the stock on the day the option was exercised. This capital gain or loss will be long-term if the participant has held the stock for more than one year and otherwise will be short-term.

Stock Appreciation Rights. A participant will not have income upon the grant of a SAR. A participant generally will recognize compensation income upon the exercise of a SAR equal to the amount of the cash and the fair market value of any stock received. Upon the sale of the stock, the participant will have capital gain or loss equal to the difference between the sales proceeds and the value of the stock on the day the SAR was exercised. This capital gain or loss will be long-term if the participant held the stock for more than one year and otherwise will be short-term.

Restricted Stock Awards. A participant will not have income upon the grant of restricted stock unless an election under Section 83(b) of the Code is made within 30 days of the date of grant. If a timely 83(b) election is made, then a participant will have compensation income equal to the value of the stock as of the date of grant less the purchase price, if any. When the stock is sold, the participant will have capital gain or loss equal to the difference between the sales proceeds and the value of the stock on the date of grant. If the participant does not make an 83(b) election, then when the stock ceases to be subject to a substantial risk of forfeiture the participant will have compensation income equal to the value of the stock on the date on which the substantial risk of forfeiture lapses (the “vesting date”) less the purchase price, if any. When the stock is sold, the participant will have capital gain or loss equal to the sales proceeds less the value of the stock on the vesting date. Any capital gain or loss will be long-term if the participant held the stock for more than one year and otherwise will be short-term.

Restricted Stock Units. A participant will not have income upon the grant of an RSU. A participant is not permitted to make a Section 83(b) election with respect to an RSU award. When the stock (or cash equal to the fair market value of any stock) is delivered with respect to the RSUs (which may be upon vesting or, if deferred, may be at a later date), the participant will have income on the date of delivery in an amount equal to the fair market value of the stock on such date less the purchase price, if any. When stock is sold, the participant will have capital gain or loss equal to the sales proceeds less the value of the stock on the delivery date. Any capital gain or loss will be long-term if the participant held the stock for more than one year and otherwise will be short-term.

Other Stock-Based Awards. The tax consequences associated with any other stock-based award granted under the Plan will vary depending on the specific terms of such award. Among the relevant factors are whether or not the award has a readily ascertainable fair market value, whether or not the award is subject to forfeiture provisions or restrictions on transfer, the nature of the property to be received by the participant under the award, and the participant’s holding period and tax basis for the award or underlying common stock.

Tax Consequences to the Company. There will be no tax consequences to the Company except that the Company (or, if applicable, the affiliate employer) will be entitled to a deduction when a participant has compensation income, subject to the limitations of Section 162(m) of the Code.

Director Compensation

The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2025 by each of our non-employee directors who served as a director of the Company during that time. The directors who also serve as employees of the Company do not receive additional compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Jeffery Pomerantz	–	–	–	–	–	–		–
Lorenzo Calinawan	–	–	–	–	–	–		–
Craig Huff	–	–	–	–	–	5,676,855	(2)	5,676,855

(1)	The amounts reported in this column represent the aggregate grant date fair value of stock awarded, computed in accordance with FASB ASC Topic 718.
(2)	This consists of stock awards that were issued to BoltRock Holdings, LLC pursuant to a consulting arrangement and 69,007 shares of Series C Convertible Preferred stock. Mr. Huff is the managing member of BoltRock Holdings, LLC. The Consulting arrangement consists of 280,000 PSU, to vest 70,000 shares of the Company’s Series C Convertible Preferred Stock when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $120,000,000, $150,000,000, $200,000,000 and $250,000,000, respectively. Please further refer to Item 13 for transactions with BoltRock Holdings, LLC during the year ended 2025 and period ended 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	–	$–	–
Equity compensation plans not approved by shareholders	–	–	1,000,000

The description of the Plan provided in Item 11 in the section entitled “Equity Compensation Plan Information” is incorporated herein by reference to this Item 12.

Security Ownership of Certain Beneficial Owners

The following table and footnotes to it sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) executive officers and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table is based on 19,150,234 shares of Common Stock, 1,666,667 shares of Series A Preferred Stock, 807,668 shares of Series C Convertible Preferred Stock, 2,716,725 warrants, and $2,222,000 convertible debt outstanding as of March 30, 2026, and any shares of Common Stock, the person has the right to acquire within the 60 days following the filing date of this filing. Unless otherwise further indicated in the following table, the footnotes to it or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power concerning the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o CitroTech Inc., 6400 S. Fiddlers Green Cir., Suite 300, Greenwood Village, Colorado 80111.

	Shares Beneficially Owned
							Number of shares
	Series A Preferred		Series C Convertible Preferred Stock		Common		Subject to Series C Convertible Preferred Stock Convertible Debt and Warrants exercisable within	Total Common Stock Beneficially Owned		% of Total Voting
Name of Beneficial Owner(1)	Shares	%	Shares	%	Shares	%	60 days	Shares	%	Power (2)
Named Executive Officers and Directors
Wesley Bolsen	–	–	6,583	*	–	*	22,499	22,499	*	*
Theodore Ralston	1,364,141	81.8%	13,334	1.7%	2,841,187	14.8%	66,671	2,907,858	15.1%	81.1%
Anthony Newton	–	–	50,000	6.2%	–	*	166,667	166,667	*	*
Andrew Hotsko	–	–	3,334	*	–	*	16,671	16,671	*	*
Craig Huff	302,526	18.2%	95,674	11.8%	2,416,668	12.6%	1,705,859	4,122,527	19.8%	18.2%
Joshua Ralston	–	–	–	*	583,334	3.0%	–	583,334	3.0%	*
Jeffery Pomerantz	–	–	–	*	41,667	*	–	41,667	*	*
Lorenzo Calinawan	–	–	–	*	–	*	–	–	*	*

All Executive Officers and Directors as a group (9 persons)	1,666,667	100.0%	222,931	26.3%	7,782,856	40.4%	2,165,063	9,947,919	47.9%	81.1%

5% or More Stockholders
Theodore Ralston(3)	1,364,141	81.8%	13,334	1.7%	2,841,187	14.8%	66,671	2,907,858	15.1%	81.1%
Stephen Conboy(4)	0.0%	0.0%	667	*	2,483,334	13.0%	3,336	2,486,670	13.0%	*
BoltRock Holdings, LLC(5)	302,526	18.2%	95,674	11.8%	2,416,668	12.6%	1,705,859	4,122,527	19.8%	18.2%

_____________

* Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of Common Stock outstanding on the date of this filing.

(2)	Percentage of total voting power with respect to all shares of our Series A preferred stock and common stock, as a single class. The holders of our Series A preferred stock are entitled to one thousand (1,000) votes per share and holders of our common stock are entitled to one (1) vote per share.

(3)	TC Special Investments, LLC, through Mr. Theodore Ralston, has sole dispositive and voting power with respect to all shares. The address of TC Special Investments, LLC c/o CitroTech Inc., 6400 S. Fiddlers Green Cir., Suite 300, Greenwood Village, Colorado 80111. Total beneficial common share ownership consists of 2,841,187 common shares and 66,671 shares of common stock issuable pursuant to 13,334 shares of Series C Convertible Preferred Stock and 22,224 shares from warrants.

(4)	Stephen Conboy has sole dispositive and voting power with respect to all shares. Total beneficial common share ownership consists of 2,483,334 common shares and 3,336 shares of common stock issuable pursuant to 667 shares from conversion of Series C Convertible Preferred Stock and 1,112 shares from warrants.

(5)	Based on information reported on our transfer agent report for shareholder information, BoltRock Holdings, LLC stated address is 712 5th Ave 22nd FL New York, NY 10019. Total beneficial common share ownership consists of 2,416,668 common shares and 1,705,026 shares of common stock issuable pursuant to 95,674 shares from conversion of Series C Convertible Preferred Stock, 925,833 shares from conversion of $2,222,000 in debt and 461,112 shares from warrants.

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

For the year ended December 31, 2024:

In March 2024, Ralston cancelled 10,833,334 of the 11,666,667 restricted stock awards issued in June 2022.

During the year ended December 31, 2024, the Company repaid $330,000 owing to the loan payable to TC Special Investments, LLC.

During the year ended December 31, 2024, TC Special Investments, LLC, paid operating expenses of $6,495 on behalf of the Company.

In November 2024, the Company repaid $410,880 owing to the loan payable to Theodore Ralston.

On December 31, 2024, the Company issued a convertible note of $576,693, to TC Special Investments, LLC, in exchange for the amount due to a related party. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.16.

For the year ended December 31, 2024, the Company paid commission fees of $245,571 to Stephen Conboy.

For the year ended December 31, 2024, the Company paid consulting and royalty fees of $97,000 to MFB Enterprises LLC.

During the year ended December 31, 2024, companies controlled by Nanuk Warman were paid accounting and consulting fees of $106,116.

During the year ended December 31, 2024, a company controlled by Anthony Newton was paid legal and consulting fees of $102,755.

For the year ended December 31, 2025:

In February 2025, the Company issued 150,000 shares of Series C Convertible Preferred Stock as consulting services to TC Special Investments, LLC, valued at $2,103,600.

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with BoltRock Holdings, LLC. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, BoltRock Holdings, LLC could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio.

In June 2025, the Company issued 69,007 shares of Series C Convertible Preferred Stock as a finance expense to BoltRock Holdings, LLC, valued at $2,511,855.

During the year ended December 31, 2025, the Company paid commission fees of $56,290 to Stephen Conboy.

During the year ended December 31, 2025, the Company paid consulting and royalty fees of $25,600 to MFB Enterprises LLC.

During the year ended December 31, 2025, companies controlled by Nanuk Warman were paid accounting and consulting fees of $194,880.

During the year ended December 31, 2025, a company controlled by Anthony Newton was paid legal and consulting fees of $75,970.

During the year ended December 31, 2025, a company controlled by Theodore Ralston was reimbursed $75,000 for expenses paid on behalf of the Company.

For the period from January 1, 2026 to March 30, 2026:

On February 27, 2026, the Company and BoltRock Holdings, LLC (“BRH”) entered into that certain First Amendment to 10% Senior Secured Convertible Promissory Note (the “Amendment”), pursuant to which BRH agreed to extend the maturity date of that certain 10% Senior Secured Convertible Promissory Note dated February 28, 2025 (the “Note”) until April 28, 2026. Pursuant to the Amendment, BRH charged a 1% amendment fee, and the Pledge and Security Agreement dated February 28, 2025, by and between the Company and BRH, entered into in connection with the Note, was terminated, thereby releasing any and all intangible assets of the Company that were collateral for the Note.

For the period from January 1, 2026 to March 30, 2026, companies controlled by Nanuk Warman were paid accounting and consulting fees of $21,590.

The Company and Wesley Bolsen entered into a Financial Commitment and Pledge Agreement dated March 28, 2026, pursuant to which Mr. Bolsen irrevocably committed to provide, upon written request of the Board and at least seven days’ prior notice, up to $2,000,000 of loans bearing interest at Prime + 1% with maturities of up to 24 months, with any advances to be secured by the Company’s intellectual property. The commitment automatically terminates upon, among other events, the Company raising at least $5,000,000 in aggregate new debt or equity financing.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees:	$173,400	$125,000
Audit-Related Fees	17,500	–
Tax Fees:	7,000	–
All Other Fees	–	–
Total	$197,900	$125,000

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

3. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Exhibit	Filing Date
3.1	Articles of Domestication/Articles of Incorporation		10-K	3.1	4/15/2024
3.2	Amendment to Articles of Incorporation		10-K	3.2	3/31/2025
3.3	Bylaws		10-K	3.3	4/15/2024
3.4	Second Amended and Restated Designations and Preferences of Series A Preferred Stock		10-K	3.4	3/31/2025
3.5	Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock		10-K	3.5	3/31/2025
3.6	Form of Amended and Restated Articles of Incorporation		S-1	3.6	8/4/2025
3.7	Form of Amended and Restated Bylaws		S-1	3.7	8/4/2025
3.8	Articles of Amendment to the Articles of Incorporation		8-K	3.1	1/28/2026
3.9	Certificate of Name Change		8-K	3.2	1/28/2026
4.1	Description of Securities		10-K	4.1	3/31/2025
4.2	Form of PIPE Warrant		8-K	4.1	10/07/2025
4.3	Form of Warrant Agreement issued with Convertible Note, dated July 2024		S-1	4.2	10/11/2024
4.4	Form of Convertible Note, dated July 2024		S-1	4.3	10/11/2024
4.5	Warrant Agreement dated February 28, 2025, by and between the Company and BoltRock Holdings, LLC		S-1	4.4	5/27/2025
4.6	Form of Warrant Agreement dated March 7, 2025, by and between the Company and its Placement Agents		S-1	4.5	5/27/2025
4.7	Form of Warrant Agreement dated March 7, 2025, by and between the Company, and Univest Securities, LLC or Bradley Richmond		S-1	4.6	5/27/2025
4.8	Warrant Agreement (W-34) between the Company and Bradley Richmond		S-1	4.7	8/4/2025
4.9	Warrant Agreement (W-35) between the Company and Bradley Richmond		S-1	4.8	8/4/2025
4.10	Warrant Agreement (W-36) between the Company and Bradley Richmond		S-1	4.9	8/4/2025
4.11	Warrant Agreement (W-37) between the Company and Bradley Richmond		S-1	4.10	8/4/2025
4.12	Warrant Agreement (W-38) between the Company and Univest Securities, LLC		S-1	4.11	8/4/2025
4.13	Form of Placement Agent Warrant		8-K	10.3	10/07/2025
10.1#	Consulting Agreement with Stephen Conboy, dated January 26, 2025		S-1	10.3	2/14/2025
10.2#	Employment Agreement by and between the Company and Joshua Ralston dated March 1, 2025		S-1	10.5	5/27/2025
10.3#*	Separation Agreement by and between the Company and Joshua Ralston dated December 31, 2025	.

10.4#*	Consulting Agreement by and between the Company and Theodore Ralston dated April 1, 2025
10.5#	Consulting Agreement by and between the Company and Nanuk Warman dated April 1, 2025	S-1	10.7	5/27/2025
10.6#	Consulting Agreement by and between the Company and Anthony Newton dated April 1, 2025	S-1	10.8	5/27/2025
10.7#	Employment agreement by and between the Company and Andrew Hotsko dated June 27, 2025	S-1	10.6	02/17/2026
10.8#	Employment agreement by and between the Company and Wesley Bolsen dated September 22, 2025	S-1	10.7	02/17/2026
10.9	Subscription Agreement dated February 28, 2025, by and between the Company and BoltRock Holdings, LLC	S-1	10.9	5/27/2025
10.10	Convertible Note dated February 28, 2025, by and between the Company and BoltRock Holdings, LLC	S-1	10.10	5/27/2025
10.11	Pledge Agreement dated February 28, 2025, by and between the Company and BoltRock Holdings, LLC	S-1	10.11	5/27/2025
10.12	Form of Securities Purchase Agreement	8-K	10.1	10/07/2025
10.13	Placement Agent Agreement	8-K	10.2	10/07/2025
10.14	Contribution Agreement, dated August 22, 2025, by and between David Reese and Mighty Fire Breaker LLC	S-1	10.13	2/17/2026
10.15	Intellectual Property Purchase Agreement, dated December 23, 2025, by and between Breakthrough Chemistry, Inc. and General Enterprise Ventures, Inc.	S-1	10.14	2/17/2026
10.16*	First Amendment to 10% Senior Secured Convertible Note dated February 27, 2026, by and between the Company and BoltRock Holdings, LLC
10.17*#	CitroTech Inc. 2026 Equity and Incentive Plan
10.18*	Consulting Agreement by and between the Company and BoltRock Holdings, LLC dated September 30, 2025
10.19*	Financial Commitment and Pledge Agreement, dated March 28, 2026, by and between the Company and Wesley J. Bolsen
14.1	Code of Ethics	S-1	14.1	5/27/2025
19.1*	Insider Trading Policy
21.1	Subsidiaries	S-1	21.1	2/17/2026
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Related to Recovery of Erroneously Awarded Compensation
99.1	GREENGUARD Gold Test Results	S-1	99.1	2/14/2025
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed or furnished herewith.

# Management contracts or compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary.

None.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Index to Audited Consolidated Financial Statements

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

CitroTech Inc. (formerly General Enterprise Ventures, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CitroTech Inc. (formerly General Enterprise Ventures, Inc.) (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets

Description of the Matter

As described in Note 2 and 6 to the consolidated financial statements, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company’s intangible assets are comprised of patents, and the balance as of December 31, 2025, was $5,326,960. The $1,775,400 of intangible assets purchased in 2025 comprised of intellectual property and a non-compete agreement from the seller of the intangible assets. We identified the auditing of the valuation of intangible assets as a critical audit matter because it represents a significant portion of the Company’s total assets, and it requires a significant amount of judgment to evaluate the recoverability of the carrying amount of the intangible assets. Additionally, the allocation of the purchase price among the identifiable intangible assets requires significant judgment in determining the relative fair values of each component of the transaction, which involves the use of valuation methodologies and assumptions subject to estimation uncertainty. The primary procedures we performed to address this critical audit matter included the following, among others:

•	We obtained an understanding of the process utilized by the Company's management to evaluate the recoverability of the carrying amount of the intangible assets and to allocate the cost of the purchased intangible assets between the intellectual property and non-compete agreement.
•	We tested the Company's process and evaluated the reasonableness of the inputs that management used in its analysis, and examined the intangible asset valuation report provided by the Company to determine the reasonableness of the methodology used and the results of the intangible asset valuation.

Reclassification of Embedded Derivative Liability to Equity

Description of the Matter

As described in Notes 2, 8, and 9 to the consolidated financial statements, the Company’s convertible notes included a conversion feature that was accounted for as a derivative liability at fair value under ASC 815. Following the withdrawal of its registration statement on August 19, 2025, the conversion price became fixed, and the conversion option no longer met the definition of a derivative. Consequently, the Company revalued the liability and reclassified the balance to additional paid-in capital, eliminating the derivative liability balance. We identified the valuation of the derivative liability, including its revaluation upon reclassification, as a critical audit matter due to the significant judgment required in determining fair value. Fair value was estimated using a binomial lattice model incorporating certain assumptions. The primary procedures we performed to address this critical audit matter included the following, among others:

•	We obtained the Company's valuation model and understood the process used to determine the fair value of the derivative liability, including the valuation performed immediately prior to reclassification.
•	We assessed the reasonableness of the inputs, assumptions, and methodology used in the fair value calculation at each measurement date, including the reclassification date.
•	We evaluated the appropriateness of the Company's conclusion that the conversion option no longer qualified as a derivative under ASC 815 and verified that the reclassification to additional paid-in capital was recorded in the correct period and amount.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

March 30, 2026

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$6,268,591	$775,133
Accounts receivable, net	209,047	317,455
Inventory	620,768	324,657
Prepaid expenses	317,020	74,129
Deferred offering costs	–	126,104
Total Current Assets	7,415,426	1,617,478

Non-Current Assets
Intangible assets, net	5,326,960	3,699,491
Operating lease right-of-use asset	753,363	49,347
Equipment, net	630,279	111,374
Security deposit	57,491	–
Total Non-Current Assets	6,768,093	3,860,212
Total Assets	$14,183,519	$5,477,690

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$316,321	$186,984
Deferred revenue	3,000	–
Convertibles notes, net of discount	219,321	196,077
Convertibles notes, net of discount - related parties	1,285,400	576,693
Due to related parties	167,971	–
Financing loan - current portion	30,000	96,849
Derivative liability	–	1,055,233
Operating lease liability - current portion	147,613	50,047
Total Current Liabilities	2,169,626	2,161,883

Non-Current Liabilities
Financing loan	133,381	–
Operating lease liability	617,598	–
Total Non-Current Liabilities	750,979	–

Total Liabilities	2,920,605	2,161,883

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 1,666,667 shares issued and outstanding	167	167
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 807,668 and 3,001,969 shares issued and shares outstanding, respectively	81	300
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 18,522,315 and 6,140,264 issued and outstanding, respectively	1,852	614
Additional paid-in capital	124,463,845	79,680,114
Accumulated deficit	(113,203,031)	(76,365,388)
Total Stockholders' Equity	11,262,914	3,315,807
Total Liabilities and Stockholders' Equity	$14,183,519	$5,477,690

See the accompanying Notes, which are an integral part of these consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2025	2024
Revenue	$2,381,407	$808,372

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	1,790,392	554,182
Cost of revenue - related parties	60,290	101,317
Amortization and depreciation	329,334	264,696
General and administration	1,593,640	498,445
Advertising and marketing	673,636	1,005,504
Payroll and management compensation	9,851,419	75,000
Professional fees	2,203,808	3,010,650
Professional fees - related parties	2,176,374	589,254
Research and development expense	198,505	14,002
Total operating expenses	18,877,398	6,113,050

Loss from operations	(16,495,991)	(5,304,678)

Other income (expense)
Other income	600	–
Interest expense	(1,510,909)	(257,782)
Interest expense - related parties	(1,332,615)	–
Interest income	26,935	–
Financing expense	(6,167,334)	–
Financing expense - related party	(2,511,855)	–
Loss on fair value of derivative liability	(2,002,767)	(409,776)
Loss on settlement of debt	(6,843,707)	(909,486)
Total other expense	(20,341,652)	(1,577,044)

Loss before taxes	(36,837,643)	(6,881,722)

Provision for income taxes	–	–
Net loss	$(36,837,643)	$(6,881,722)

Comprehensive loss	$(36,837,643)	$(6,881,722)

Net loss per common share - basic and diluted	$(2.96)	$(0.82)
Basic and diluted weighted average number of common shares outstanding	12,443,122	8,382,753

See the accompanying Notes, which are an integral part of these consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Change in Stockholders’ Equity

	Series A Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Preferred Stock to be	Common Stock to be	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	issued	Deficit	Equity
Balance - December 31, 2023	1,666,667	$167	2,273,499	$227	16,257,565	$1,626	$72,436,958	$500,000	$180,000	$(69,483,666)	$3,635,312
Series C Preferred Stock issued for preferred stock to be issued	–	–	183,332	18	–	–	499,982	(500,000)	–	–	–
Series C Preferred Stock issued for cash	–	–	421,805	43	–	–	1,844,957	–	–	–	1,845,000
Series C Preferred Stock issued for services	–	–	123,333	12	–	–	1,195,988	–	–	–	1,196,000
Common stock issued for stock to be issued - management	–	–	–	–	83,334	8	179,992	–	(180,000)	–	–
Common stock issued for conversion and settlement of debt	–	–	–	–	257,699	26	1,112,329	–	–	–	1,112,355
Cancellation of common stock - related party	–	–	–	–	(10,833,334)	(1,084)	1,084	–	–	–	–
Common stock issued for compensation	–	–	–	–	208,333	21	1,074,729	–	–	–	1,074,750
Common stock issued for services	–	–	–	–	166,667	17	787,232	–	–	–	787,249
Common stock warrants issued	–	–	–	–	–	–	546,863	–	–	–	546,863
Net loss	–	–	–	–	–	–	–	–	–	(6,881,722)	(6,881,722)
Balance - December 31, 2024	1,666,667	$167	3,001,969	$300	6,140,264	$614	$79,680,114	$–	$–	$(76,365,388)	$3,315,807
Series C Preferred Stock issued for preferred stock to be issued	–	–	–	–	–	–	–	–	–	–	–
Series C Preferred Stock issued for cash	–	–	642,411	64	–	–	8,332,487	–	–	–	8,332,551
Series C Preferred Stock issued for services	–	–	241,507	24	–	–	4,959,018	–	–	–	4,959,042
Series C Preferred Stock issued for compensation	–	–	86,250	9	–	–	1,638,628	–	–	–	1,638,637
Common stock issued for conversion of Series C Preferred Stock	–	–	(3,164,469)	(316)	10,548,252	1,054	(738)	–	–	–	–
Common stock issued for conversion of debt	–	–	–	–	1,630,354	163	11,450,292	–	–	–	11,450,455
Common stock issued for Service	–	–	–	–	37,667	4	234,636	–	–	–	234,640
Common stock issued for cashless exercise of warrants	–	–	–	–	165,419	17	(17)	–	–	–	–
Management stock compensation	–	–	–	–	–	–	6,140,522	–	–	–	6,140,522
Reverse stock split	–	–	–	–	359	–	–	–	–	–	–
Reclassification of derivative liability to equity	–	–	–	–	–	–	1,604,000	–	–	–	1,604,000
Stock payable for acquisition of intangible assets	–	–	–	–	–	–	1,775,400	–	–	–	1,775,400
Common stock warrants issued	–	–	–	–	–	–	8,649,503	–	–	–	8,649,503
Net loss	–	–	–	–	–	–	–	–	–	(36,837,643)	(36,837,643)
Balance - December 31, 2025	1,666,667	$167	807,668	$81	18,522,315	$1,852	$124,463,845	$–	$–	$(113,203,031)	$11,262,914

See the accompanying Notes, which are an integral part of these consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statement of Cash Flows

	Years Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(36,837,643)	$(6,881,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,524,720	2,709,999
Stock-based compensation - related parties	4,615,455	348,000
Bad debt expense	345,950	22,774
Non-cash lease expenses	161,202	80,336
Amortization and depreciation	329,334	264,696
Amortization of debt discount	2,411,907	196,077
Loss on settlement of debt	6,843,707	909,486
Loss on fair value of derivative liability	2,002,767	409,776
Write off of deferred offering costs	197,415	–
Changes in operating assets and liabilities:
Accounts receivable	(237,542)	87,204
Inventory	(370,938)	(94,460)
Prepaid expenses	(242,891)	(63,458)
Security deposit	(57,491)	–
Accounts payable and accrued liabilities	343,759	147,281
Related party advances funding operating expense	25,300	6,496
Accrued interest - related parties	223,128	–
Deferred revenue	3,000	–
Operating lease liabilities	(150,054)	(80,136)
Net Cash used in Operating Activities	(5,868,915)	(1,937,651)

Cash Flows from Investing Activities:
Purchase of equipment	(193,953)	–
Acquisition of intangible asset	(100,000)	–
Net Cash used in Investing Activities	(293,953)	–

Cash Flows from Financing Activities:
Proceeds from convertible notes and warrants	1,909,000	1,206,320
Proceeds from convertible note and warrants - related party	1,776,082	–
Payments of deferred offering costs	(71,311)	(126,104)
Proceeds from loan - related party	–	2,000
Repayment of loan - related party	(25,000)	(740,880)
Proceeds from issuance of Series C Convertible Preferred Stock and warrants	8,332,551	1,845,000
Repayment of financing loan	(264,996)	(23,307)
Net Cash provided by Financing Activities	11,656,326	2,163,029

Change in cash	5,493,458	225,378
Cash, beginning of period	775,133	549,755
Cash, end of period	$6,268,591	$775,133

Supplemental Disclosure Information:
Cash paid for interest	$12,957	$9,157
Cash paid for taxes	$–	$–

Non-Cash Financing Disclosure:
Common stock issued for services	$–	$1,861,999
Series C Convertible Preferred stock issued for services	$–	$1,196,000
Common stock issued upon conversion of Series C Convertible Preferred stock	$1,054	$–
Common stock issued for conversion and settlement of debt	$11,450,455	$1,112,355
Common stock issued for stock to be issued - management	$–	$180,000
Stock payable for acquisition of intangible asset	$1,775,400	$–
Series C Convertible Preferred stock issued for subscription received	$–	$500,000
Cancellation of common stock - related party	$–	$6,500
Warrants issued in conjunction with convertible debts	$882,000	$546,863
Right -of-use assets obtained in exchange for new operating lease liabilities	$865,218	$–
Recognition of derivative liability as debt discount	$1,027,000	$645,457
Reclassification of derivative liability to additional paid-in capital	$1,604,000	$–
Transfer from inventory to property and equipment	$74,827	$–
Acquisition of property and equipment as financing loan	$331,528	$120,155

See the accompanying Notes, which are an integral part of these consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1 – Organization, Business and Going Concern

CitroTech Inc. was originally incorporated under the laws of the State of Nevada on March 14, 1990 and on June 3, 2021 was redomiciled to the State of Wyoming. Effective on January 22, 2026, the Company changed its name form General Enterprise Ventures, Inc. to CitroTech Inc. When used in these notes, the terms “CITR,” “Company,” “we,” “us” and “our” mean CitroTech Inc. and all entities included in our consolidated financial statements.

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

Liquidity

The Company has incurred losses since inception, and incurred a net loss of $36.8 million during the year ended December 31, 2025, resulting in an accumulated deficit of $113.2 million. However, in September and October 2025, the Company completed an equity offering which generated net proceeds of $8.1 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CitroTech Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment - environmentally sustainable specialty chemicals for fire prevention and protection in the lumber and wood products, wildland fire and residential home industry.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at December 31, 2025 and 2024. The Company had cash of $6,268,591 and $775,133 at December 31, 2025 and 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2025, was approximately $5,343,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Inventory

Inventories consist of finished goods and raw materials which are stated at lower cost or net realizable value, with cost being determined on the weighted average method.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any expected loss on the trade accounts receivable balances and charged to the provision for credit loss. The Company maintains allowances for credit loss for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered.

During the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $345,950 and $22,774, respectively, and recorded an allowance for credit losses of $345,534 and $0 as of December 31, 2025 and 2024, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. Currently our assets consist of computer and software, furniture and equipment, and vehicle which we amortize over a useful life of 3 to 7 years.

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

As of December 31, 2025 and 2024, the Company’s lease agreement is accounted for as an operating lease.

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

Recurring Fair Value Measurements

The following table summarizes the liabilities measured at fair value on a recurring basis:

There were no liabilities measured at fair value on a recurring basis as of December 31, 2025.

December 31, 2024	Level 3
Derivative Liability – conversion feature	$1,055,233

Nonrecurring Fair Value Measurements

The valuation of warrants and market based compensation awards, were derived using Level 2 inputs.

Other Fair Value Disclosures

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of December 31, 2025 and 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the year ended December 31, 2025, our revenues currently consist of a sale of product used for lumber products for fire prevention and on installation of self-contained sprinkler systems. Revenue is recognized at a point in time, that is which the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of December 31, 2025 and 2024, total deferred revenue was $3,000 and $0, respectively. Deferred revenue is expected to be recognized as revenue within the first and second quarter of 2026.

Cost of Revenue

For the years ended December 31, 2025 and 2024, cost of revenue consisted of:

	Years ended
	December 31,
	2025	2024
Cost of inventory	$1,545,072	$407,334
Freight and shipping	22,778	9,321
Consulting and advisory-related party	4,000	19,400
Royalty and sales commission-related party	56,290	81,917
Rent expense	222,542	137,527
Total cost of revenue	$1,850,682	$655,499

Basic and Diluted Net Loss Per Common Share

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the Statements of Operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share. In the accompanying financial statements, basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements and warrants unless the result would be antidilutive.

The dilutive effect of share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2025	2024
	Shares	Shares
Convertible notes	989,583	540,000
Common Stock warrants	2,909,434	270,010
Series C Convertible Preferred Stock	2,692,227	8,653,907
	6,591,244	9,463,917

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed. On August 19, 2025, the Company withdrew the registration statement, and as a result, the Company wrote off total deferred offering costs of $197,415 within professional and general and administrative expenses during the year ended December 31, 2025.

As of December 31, 2025 and 2024, deferred offering costs consisted of the following:

	December 31,	December 31
	2025	2024
Legal fees	$–	$52,131
General and administrative expenses	–	73,973
Total	$–	$126,104

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

During the years ended December 31, 2025 and 2024, stock-based compensation was recognized as follows:

	Years ended
	December 31,
	2025	2024
Management compensation	$7,779,159	$–
Professional fees	578,227	2,049,999
Professional fees - related party	2,103,600	348,000
Advertising and marketing	–	660,000
Financing expense	6,167,334	–
Financing expense - related party	2,511,855	–
	$19,140,175	$3,057,999

Compensation cost for stock awards, which include common shares, Series C Convertible Preferred Stock, warrants and performance stock units (“PSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service or performance period. The fair value of stock awards is based on the quoted price of our common stock on the grant date and Series C Convertible Preferred stock as if converted to common stock. We measure the fair value of PSUs using a Monte Carlo valuation model and warrants using a Black Scholes valuation model. Compensation cost for PSUs are recognized using the derived service period and accelerated if the condition is satisfied at an earlier date.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period.

Note 3 – Inventory

As of December 31, 2025 and 2024, inventory consisted of the following:

	December 31,	December 31,
	2025	2024
Finished goods	$185,310	$50,469
Raw materials	435,458	274,188
	$620,768	$324,657

The Company did not write-off any inventories as unsalable for the years ended December 31, 2025 and 2024.

Note 4 – Prepaid expenses

As of December 31, 2025 and 2024, prepaid expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Insurance	$180,970	$19,807
Legal retainer	–	30,000
Security deposit	–	7,819
Advertising and marketing	18,345	–
Other prepaid operating expenses	94,705	16,503
Deposit on purchase of inventories	23,000	–
	$317,020	$74,129

Note 5 – Equipment, net

As of December 31, 2025 and 2024, equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Cost:
Equipment	$43,396	$9,366
Vehicles	686,434	120,155
	729,830	129,521
Less: accumulated depreciation	(99,551)	(18,147)
Equipment, net	$630,279	$111,374

During the years ended December 31, 2025 and 2024, the Company recorded depreciation of $81,403 and $16,081, respectively.

During the year ended December 31, 2025 and 2024, the Company purchased vehicles and equipment for $525,481, and $120,155, of which $331,528 and $120,155 were purchased with a financing loan, and transferred vehicles from inventory of $74,827 due to a change of use in 2025.

Financing loan

The Company had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

The Company had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%.

The Company had a financing loan for the purchase of vehicle in January 2025. The loan repayment was $1,977 per month for the 72 months with an interest rate of 10.84%. In March 2025, the Company fully repaid this financing loan.

The Company had financing loan for a purchase of vehicle for the year ended December 31, 2024. The loan repayment is $1,898 per month for the first 36 months and then $2,590 per months for 30 months with an interest rate of $11.54%. In March 2025, the Company fully repaid this financing loan.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $12,628 and $10,097, and repaid $277,624 and $32,462, of which $12,628 and $9,157 are for interest, respectively. As of December 31, 2025 and 2024, the Company had a financing loan of $163,381 and $96,849, respectively.

Note 6 – Intangible Assets, net

In 2022, the Company acquired the intellectual property of Mighty Fire Breaker LLC (“MFB California”), 19 patents centered around its MFB Technology for the prevention and spread of wildfires. The granted patents include MFB California’s main chemistry and applications. MFB California had 21 trademarks and various copyrights. Internally generated patents, trademarks and copyrights, are expensed as incurred.

In December 2025, the Company entered into Intellectual Property Purchase Agreement to protect our existing patents. The purchase price is $100,000 in cash and 220,000 shares of Common stock valued at $1,775,400, which shall be issued within 30 days of the closing date. The common stock was issued in January 2026.

As of December 31, 2025 and 2024, finite lived intangible assets consisted of the following:

	December 31,	December 31,
	2025	2024
Acquired patents (19)	$4,195,353	$4,195,353
Patent and technology assets	1,243,000	–
Non-compete Agreement	632,400	–
Accumulated amortization	(743,793)	(495,862)
Intangible assets, net	$5,326,960	$3,699,491

Estimated future amortization expense for finite lived intangibles are as follows:

December 31,

2026	$381,889
2027	381,889
2028	381,889
2029	381,889
2030	381,889
Thereafter	3,417,515
$5,326,960

As of December 31, 2025, the weighted-average useful life is 14.08 years.

During the years ended December 31, 2025 and 2024, the amortization expense was $247,931 and $248,615, respectively.

Note 7 – Lease

In March 2022, the Company entered into an operating lease for a warehouse, with a term of eighteen (18) months. In July 2023, the Company amended the contract and extended the lease term to July 2025. In May 2025, the Company terminated this lease and wrote off the right-of-use asset and lease liability.

In January 2025, the Company entered into an operating lease for our office and warehouse. The commencement date is April 1, 2025, and the termination date is March 31, 2030. The Company recorded a security deposit of $36,991.

For the years ended December 31, 2025 and 2024, right-of-use asset and lease information about the Company’s operating lease consists of:

	Years ended
	December 31,
	2025	2024
The components of lease expense were as follows:
Operating lease cost	$190,068	$85,992
Short-term lease cost	86,131	75,252
Variable lease cost	21,156	22,125
Total lease cost	$297,355	$183,369

Supplemental cash flow information related to leases was as follows:

	Years ended
	December 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$220,224	$98,917
Right-of-use asset obtained in exchange for new operating lease liabilities	$865,218	$–

Weighted-average remaining lease term - operating leases (year)	4.25	0.58
Weighted-average discount rate — operating leases	7.00%	6.50%

The following table outlines maturities of our lease liabilities as of December 31, 2025:

Year ending December 31,
2026	$195,412
2027	203,228
2028	211,357
2029	219,812
Thereafter	55,486
885,295
Less: Imputed interest	(120,084)
Operating lease liabilities	$765,211

Note 8 – Convertible Notes

The components of convertible notes as of December 31, 2025 and 2024, were as follows:

			Effective	Stated
	Principal		Interest	Interest	December 31,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2025	2024
July 15, 2024	$795,000	July 15, 2025	390%	10%	$–	$795,000
August 15, 2024	$326,000	August 15, 2025	398%	10%	–	326,000
November 15, 2024	$100,000	November 15, 2025	511%	10%	–	100,000
December 15, 2024	$75,000	December 15, 2025	815%	10%	–	75,000
February 15, 2025	$575,000	February 15, 2026	631%	10%	375,000	–
Total Convertible notes					$375,000	$1,296,000
Less: Unamortized debt discount					(155,679)	(1,099,923)
					219,321	196,077
Less: Current portion					(219,321)	(196,077)
Long-term portion					$–	$–

During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $196,472 and $50,723 and amortization of debt discount of $1,302,420 and $196,077, respectively. As of December 31, 2025 and 2024, the Company recorded accrued interest of $32,773 and $50,723, respectively.

In February 2025, the Company entered into eleven (11) convertible notes ($2,075,000) and warrants (432,296 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $2.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. The Company paid 8% financing fee of $166,000 recorded financing fee as debt discount. During the year ended December 31, 2025, the Company recognized the debt discount of $2,075,000 (Original Issued Discounts of $166,000, warrants discount of $882,000 and derivative liability of $1,027,000).

On July 15, 2024 and August 15, 2024, the Company entered into seventeen (17) subscription agreements for convertible notes ($1,121,000) and warrants (1,401,250 shares of common stock). The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $0.50 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at conversion price of the lesser of (i) $0.40 or (ii) a 30% discount to the price of shares issued in connection with a qualified financing. In November and December, additionally, the Company entered into three (3) subscription agreements for convertible notes ($175,000) and warrants (218,750 shares of common stock). The Company paid 8% financing fee of $89,680, accrued fee of $14,000 and recorded financing fee as debt discount. During the year ended December 31, 2024, the Company recognized the debt discount of $1,296,000 (Original Issued Discounts of $103,680, warrants discount of $546,863 and derivative liability of $645,457).

On September 30, 2022, the Company entered into a convertible note agreement for the amount of $54,000, with term of six (6) months from the date of receipt of the funds, at interest rate of 2% per annum. At the sole option of the Lender, all or part of unpaid principal then outstanding may be converted into shares of common stock at any time starting 24 hours after payment at a fixed conversion price of $0.18 per share. During the year ended December 31, 2024, the Company settled liabilities of $23,400 and converted notes with principal amounts of $54,000 and accrued interest of $1,702 into 496,193 shares of common stock. The fair market value of the common shares converted was $126,655 at the issuance date as a result, the Company recognized a loss on debt settled by common stock of $130,462.

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

Conversion

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

In December 2025, a note holder converted a convertible note issued in February 2025 of $25,000 and accrued interest of $2,171 into 11,321 shares of common stock. As a result, the Company settled convertible notes, accrued interest, and debt discount of $10,515, and recorded loss on settlement of debt of $72,893.

Note 9 – Derivative Liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial Lattice model to calculate the fair value as of issuance, August 19, 2025 and December 31, 2024.

The underlying assumptions of Binomial Lattice model are as follows:

1.	The short-term interest rates, including risk-free rate, are known and remain constant over time.
2.	The absence of any arbitrage opportunities is assumed.
3.	The stock price follows a continuous-time random walk, with the rate of variance proportional to the square of the stock price.
4.	The distribution of possible stock prices at the end of any given finite interval is assumed to be lognormal.
5.	The variance of the rate of return on the stock is constant.
6.	No commissions or transaction costs are incurred when buying or selling the stock or option.
7.	The option's early exercise value is evaluated at each node of the lattice.
8.	If applicable, the tax rate remains consistent for all transactions and market participants.

During the years ended December 31, 2025 and 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	December 31,	December 31,
	2025	2024
Expected term	0.13 - 1 year	0.29 years
Risk-free interest rate	4.02% - 4.34%	4.15%
Stock price at valuation date	$5.34 - 11.7	$4.38
Expected average volatility	60.5% - 146.5%	95.41%
Expected dividend yield	–	–

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2025 and 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$–
Addition of new derivatives recognized as debt discounts	645,457
Addition of new derivatives recognized as loss on derivatives	409,776
Balance - December 31, 2024	$1,055,233
Addition of new derivatives recognized as debt discounts	1,027,000
Settled on issuance of common stock	(2,481,000)
Reclassification to additional paid in capital	(1,604,000)
Loss on change in fair value of the derivative liability	2,002,767
Balance - December 31, 2025	$–

Note 10 – Promissory Note

On June 7, 2023, the Company entered into a promissory note agreement for the amount of $120,000, in terms of twelve (12) months and interest rate of 5% per annum. During the year ended December 31, 2024, the Company recognized $750 in interest.

During the year ended December 31, 2024, the Company settled the promissory note with principal amount of $120,000 and accrued interest of $3,767 into 1,050,000 shares of common stock. The fair market value of the common shares converted was $902,790 at the issuance date, as a result, the Company recognized a loss on debt settled by common stock of $779,024.

Note 11 – Accounts payable and accrued liabilities

As of December 31, 2025 and 2024, accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$169,278	$48,195
Accrued interest	32,773	51,663
Credit card	19,953	4,540
Sales tax payable	27,675	11,737
Other liabilities	53,280	70,849
Payroll liability	13,362	–
	$316,321	$186,984

Note 12 – Related Party Transactions

The related parties that had material transactions for the years ended December 31, 2025 and 2024, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation - a significant shareholder
B	Owner of A and our Chief Executive Officer of the Company from April 1, 2025 through September 30, 2025
C	A California Corporation owned by a related party D
D	Significant shareholder and our Chief Technology Officer
E	Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
F	A Delaware limited liability company - Series A Preferred shareholder
G	A company controlled by our Chief Financial Officer

As of December 31, 2025 and 2024, amounts owing to related parties consists as follows:

	December 31,	December 31,
Related Party	2025	2024	Nature of transaction
A	$300	$–	Operating expense paid on behalf of the Company
F	167,671	–	Accrued interest related to convertible note related party
	$167,971	$–

During the years ended December 31, 2025 and 2024, related party A advanced to the Company an amount of $0 and $2,000 for working capital proposes and $25,300 and $6,496 for operating expenses paid directly to vendors, on behalf of the Company, respectively. During the years ended December 31, 2025 and 2024, the Company repaid $25,000 and $330,000 owing to the related party A and $0 and $410,880 owing to the related party B, respectively. On December 31, 2024, the Company issued a $576,693 convertible note to related party A in exchange for the amount due to related party A and B of $576,693. During the year ended December 31, 2025, a company controlled by related party B was reimbursed $75,000 for expenses paid on behalf of the Company.

For the years ended December 31, 2025 and 2024, expenses to related parties and their nature consists of:

	Years Ended
	December 31,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$2,103,600	$–	150,000 Series C Convertible Preferred Stock for consulting fee	Professional fees - related party
C	$21,600	$77,600	Cash paid for consulting fees	Professional fees - related party
C	$4,000	$19,400	Cash paid for consulting and advisory fees	Cost of revenue - related party
D	$–	$163,654	Cash paid for management fee	Professional fees - related party
D	$56,290	$81,917	Cash paid for royalty and sales commissions	Cost of revenue - related party
E	$420,720	$–	30,000 Series C Convertible Preferred Stock for management compensation	Management compensation
E	$–	$348,000	20,000 shares of Series C Convertible Preferred Stock for advisory fee	Professional fees - related party
F	$2,511,855	$–	69,007 Series C Convertible Preferred Stock for services	Financing expense
G	$39,885	$–	Edgar filing expense	General and administrative
G	$51,174	$–	Professional service - accounting	Professional fees - related party

Convertible note – related party

The components of convertible notes as of December 31, 2025 and 2024, were as follows:

			Effective	Stated
	Principal		Interest	Interest	December 31,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2025	2024
December 2024	$576,693	December 31, 2025	–	10%	$–	$576,693
February 2025	$2,000,000	February 28, 2026	128%	10%	2,000,000	–
Total Convertible notes					$2,000,000	$576,693
Less: Unamortized debt discount					(714,600)	–
					1,285,400	576,693
Less: Current portion					(1,285,400)	(576,693)
Long-term portion					$–	$–

In February 2025, the Company entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with a related party F. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, related party F could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio. The Company paid 8% original discount of $160,000 and financing fee of $63,918 and recorded these financing costs as debt discount. The Company has accounted for the convertible debt at amortized cost under ASC 470-20. During the year ended December 31, 2025, the Company recognized the debt discount of $1,824,087 (Original Issued Discounts of discount and financing fee of $223,918 and warrants of $1,600,169).

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

During the year ended December 31, 2025, the Company recognized interest expenses of $223,128 and $0 and amortization of debt discount of $1,109,487 and $0, respectively. As of December 31, 2025 and 2024, the Company recorded accrued interest of $167,671 and $0, respectively.

Conversion

In December 2025, a note holder converted convertible note issued in December 2024 of $576,693 and accrued interest of $55,457 into 292,663 shares of common stock.

Note 13 – Stockholders’ Equity

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

As of December 31, 2025 and 2024, there were 1,666,667 shares of Series A Preferred stock issued and outstanding.

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

In September 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale (the “PIPE Offering”) of (i) 420,943 shares of its Series C Convertible Preferred Stock for an aggregate purchase price of approximately $5.4 million, net of proceeds and (ii) warrants (the “PIPE Warrants”) to purchase up to 701,563 shares of Common Stock at an offering price of $15.00 per share of Series C Convertible Preferred Stock and accompanying PIPE Warrant. The PIPE Warrants are exercisable immediately upon issuance at an exercise price of $6.00 per share and will expire five years from the date of issuance. In addition, the Company issued 105,233 placement agent warrants for a period of five years at an exercise price per share of $5.40.

In October 2025, the Company entered into 2nd PIPE Offering of (i) 193,968 shares of its Series C Convertible Preferred Stock for an aggregate purchase price of approximately $2.7 million, net of proceeds, and (ii) PIPE Warrants to purchase up to 323,276 shares of Common Stock at an offering price of $15.00 per share of Series C Convertible Preferred Stock and accompanying PIPE Warrant. The PIPE Warrants are exercisable immediately upon issuance at an exercise price of $6.00 per share and will expire five years from the date of issuance. In addition, the Company issued 48,491 placement agent warrants for a period of five years at an exercise price per share of $5.40.

In addition, during the year ended December 31, 2025, the Company issued 355,257 shares of Series C Convertible Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	241,507 shares for services, valued at $4,959,042 at market price on issuance dates.
•	86,250 shares for compensation, valued at $1,638,629 at market price on issuance dates.

During the year ended December 31, 2025, the holders of the Series C Convertible Preferred Stock converted 3,164,469 shares of the Company’s Series C Convertible Preferred Stock into 10,548,252 shares of the Company’s common stock.

During the year ended December 31, 2024, the Company issued 728,470 shares of Series C Convertible Preferred Stock as follows:

•	183,332 shares issued for stock payable of $500,000.
•	421,805 shares for purchase subscriptions of $1,845,000, at prices of $4.00 to $6.00 per share.
•	123,333 issued for services, valued at $1,196,000 at market price on issuance dates.

As of December 31, 2025 and 2024, there were 807,668 and 3,001,969 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

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

During the year ended December 31, 2025, the Company issued 12,382,051 shares of Common Stock as follows:

•	10,548,252 shares for conversion of Series C Convertible Preferred Stock.
•	1,630,354 shares for conversion of debt of $11,450,455.
•	37,667 shares for services, valued at $234,640.
•	165,419 shares for cashless exercise of warrants.
•	359 shares for reverse stock split adjustment.

During the year ended December 31, 2024, the Company issued 716,033 shares of Common Stock and cancelled 10,833,334 shares as follows:

•	208,333 shares issued for compensation, valued at $1,074,750 at market price on issuance date.
•	166,667 shares issued for services, valued at $787,249 at market price on issuance date.
•	257,699 shares for conversion and settlement of debt of $1,112,355 at market price on issuance date.
•	83,334 shares issued for common stock to be issued from fiscal year ended 2023 – to two directors of the Company.
•	10,833,334 shares were cancelled by the former Company's President, valued at $6,500.

As of December 31, 2025 and 2024, there were 18,522,315 and 6,140,264 shares of the Company’s common stock issued and outstanding, respectively.

Common Stock to be Issued

On November 1, 2022, the Company’s Board of Directors approved the issuance of 41,667 shares of common stock to each of the two independent directors for their board services in support of the Company. The Company valued 83,334 shares of common stock at the market value of the Company’s common stock at approval date for the amount of $180,000. During the year ended December 31, 2024, the Company issued 83,334 shares of common stock and settled common stock to be issued of $180,000.

On April 22, 2024, the Company entered into an advisory and consulting agreement for a period of twelve (12) months with share compensation of 41,667 shares of common stock upon signing the agreement. The Company valued 41,667 shares based on market value at signing of the agreement, in the amount of $200,000 and recorded as common stock to be issued as a component of stockholders’ equity. On July 1, 2024, the Company terminated the agreement due to a lack of service performance by a contractor and 41,667 shares to be issued were cancelled.

Restricted stock units (RSU)

On June 27, 2025 (the “Effective Date”), the Company entered into the employment agreement with our Chief Operating Officer (“COO”), commencing on July 21, 2025. Under this agreement, the Company issued 150,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth each anniversary of the Effective Date. The grant date fair value of shares is $1,799,970.

On September 22, 2025, the Company entered into the employment agreement with our new Chief Executive Officer (“CEO”), commencing on October 1, 2025 (the “Effective Date”). Under this agreement, the Company issued 300,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth on first anniversary of the Effective Date and the remaining three-fourths on monthly basis over the following 36 months. The grant date fair value of shares is $1,698,000.

During the year ended December 31, 2025, the Company recorded compensation expense of $331,120. As of December 31, 2025, unrecognized compensation cost for unvested equity awards was $3,166,850.

Management stock compensation (PSU)

During 2025, the Company entered into employment and consulting agreements with our CEO, former CEO, COO and a Director. The stock compensation based on market capitalization condition is as follows:

Market capitalization for 30 consecutive days	Consulting agreement Former CEO and current Chairman	Consulting agreement Director	Employment agreement COO	Employment agreement CEO
$120,000,000	70,000 series C Convertible Preferred Stock	70,000 series C Convertible Preferred Stock	–	–
$150,000,000	70,000 series C Convertible Preferred Stock	70,000 series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$200,000,000	70,000 series C Convertible Preferred Stock	70,000 series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$250,000,000	70,000 series C Convertible Preferred Stock	70,000 series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$300,000,000	–	–	37,500 common stock	75,000 common stock

Fair value ($)	1,932,000	3,165,000	1,740,000	1,580,000

The Company used the Monte Carlo model to calculate the fair value of compensation and estimated a total of the grant date fair value of $8,417,000. The Company records compensation expense over the term of a derived service period unless the condition is satisfied at an earlier date. During the year ended December 31, 2025, the Company recorded compensation expense of $5,809,402. As of December 31, 2025, unrecognized compensation cost for unvested equity awards was $2,607,598, which is expected to be recognized over a remaining weighted-average period of 0.38 years. As of December 31, 2025, none of the PSU’s have been achieved.

For the year ended December 31, 2025, the estimated fair values of the compensation measured used the following significant assumptions:

2025
Derived service period	0.51 - 1.05 year
Risk-free interest rate	3.62% - 3.97%
Stock price at valuation date	$5.66 - 12.00
Expected average volatility	108.5% - 151.0%
First Capitalization Thresholder per share price	$6.85 - 14.28
Second Capitalization Thresholder per share price	$8.56 - 19.02
Third Capitalization Thresholder per share price	$11.42 - 23.82
Fourth Capitalization Thresholder per share price	$14.27 - 28.56

Warrants

The Company issued a total of 1,024,838 warrants for a period of five years at an exercise price per share of $6.00 in connection with Series C Convertible Preferred Stock under PIPE in September and October 2025. The Company recorded the warrants value of $2,644,636 to additional paid-in capital. In addition, the Company issued 153,724 placement agent warrants for a period of five years at an exercise price per share of $5.40. The Company recorded the warrants value of $950,749 to additional paid-in capital as offering expenses.

The Company issued a total of 848,963 warrants for a period of five years at an exercise price per share of $3.00 in connection with convertible notes in February 2025. The Company issued a total of 111,898 placement agent warrants at an exercise price per share of $2.64 for financing expense of convertible notes issued in 2025. Warrants are exercisable on September 7, 2025, and are for a period of five years following the initial exercise date. The Company recorded the warrants with a value of $2,482,169 to additional paid-in capital.

The Company issued 666,668 warrants to our underwriter, for a period of five years at an exercise price per share of $0.06 for financial advisory services in March 2025. Each 166,667 warrants are exercisable on September 7, 2025, March 7, 2026, September 7, 2026 and March 7, 2027. The Company recorded a financing expense of $6,167,334 to additional paid-in capital.

The Company issued a total of 270,010 warrants for a period of five years at an exercise price per share of $0.50 in connection with convertible notes for the year ended December 31, 2024. The Company recorded the warrants value of $546,863 to additional paid in capital.

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

The Company utilized the following assumptions:

	December 31,	December 31,
	2025	2024
Expected term	5.00 years	5.00 years
Expected average volatility	49.0% - 117%	239.0% - 251.0%
Risk-free interest rate	3.56% - 4.29%	3.79% - 4.30%
Expected dividend yield	–	–

A summary of activity of the warrants during the years ended December 31, 2025 and 2024 as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining Contractual
	Shares	Exercise Price	Life (in years)
Outstanding, December 31, 2023	–	$–	–
Granted	270,010	0.50	5.00
Exercised	–	–	–
Forfeited/canceled	–	–	–
Outstanding, December 31, 2024	270,010	$0.50	4.61
Granted	2,806,091	3.51	5.02
Exercised	(166,667)	0.06	–
Canceled	–	–	–
Outstanding, December 31, 2025	2,909,434	$3.66	4.37

Exercisable, December 31, 2025	2,409,433	$4.41	4.41

The intrinsic value of the warrants as of December 31, 2025 is $12,846,759.

Note 14 - Income Taxes

Components of income tax expense (benefit) are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Current	$–	$–
Deferred	–	–
Income tax benefit	$–	$–

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Deferred tax assets and liabilities
Net operating losses carried forward	$8,133,000	$7,148,000
Allowance for doubtful debt	–	–
Intangibles	(67,000)	(57,000)
Total deferred tax asset	8,066,000	7,091,000
Less: valuation allowance	(8,066,000)	(7,091,000)
Net deferred tax asset	$–	$–

The Company will have approximately $40.0 million of gross net operating loss carry-forwards at December 31, 2025. Federal NOLs of approximately $14.6 million will expire in 2035 and 2036 and NOLs of approximately $25.4 million do not expire, however, NOLs are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, respectively, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2025 and 2024. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2025			2024
Statutory tax rate	$(7,735,905)	21.0%		$(1,445,162)	21.0%
State tax rate	(3,256,448)	8.8%		(608,344)	8.8%
Effect of change in income tax rate for deferred tax assets
Effect of expenses not deductible for tax purpose	1,859,369	(5.0%	)	121,214	(1.8%	)
Amortization	(47,465)	0.1%		(31,075)	0.5%
Allowance for doubtful debt	5,416	0.0%		–	0.0%
Change in valuation allowance	9,175,033	(24.9%	)	1,963,367	(28.5%	)
Effective income tax rate	$–	0.0%		$–	0.0%

Note 15 – Commitments and Contingencies

As part of the intellectual asset purchase agreement with MFB California, the Company is subject to royalties of 10% derived from gross invoiced sales of the MFB product excluding funds received for sales and use tax (Note 12).

Note 16 – Disaggregated revenue and Concentration

During years ended December 31, 2025 and 2024, disaggregated revenue was as follows:

	Years ended
	December 31,
	2025	2024
Products sale	$1,349,257	$626,389
Product installation service	1,032,150	181,983
	$2,381,407	$808,372

During years ended December 31, 2025 and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue and accounts receivable for the years ended December 31, 2025 and 2024.

	Years ended
	December 31,
	2025	2024
Number of customers (more than 10% of revenue)	0	4
Total revenue of top 5 customers	32.0%	79.5%

	December 31,	December 31,
	2025	2024
Number of customers (more than 10% of accounts receivable)	3	3
Total % of accounts receivable balance (more than 10%)	61.1%	86.3%

Purchase and accounts payable

	Percentage of Purchases		Percentage of
	For years ended		Accounts payable for purchase
	December 31,		December 31,	December 31
	2025	2024	2025	2024
Supplier A	43.0%	33.1%	98.8%	–
Supplier B	3.5%	12.3%	1.2%	74.5%
Supplier C	–	23.8%	–	–
Supplier D	4.8%	8.2%	–	25.5%
Supplier E	15.8%	–	–	–
Total (as a group)	67.1%	77.4%	100.0%	100.0%

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

Note 17 – Subsequent Events

Management has evaluated subsequent events through March 30, 2026, which is the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On February 27, 2026, related party F (see Note 12), extended their convertible promissory note until April 28, 2026. Pursuant to the extension, they charged a 1% amendment fee and agreed to release their security pledge against certain intangible assets of the Company.

The Company issued common stock as follows:

•	171,878 shares of common stock for conversion of debt and accrued interest valued at $412,500.
•	180,708 shares of common stock for cashless exercise of 192,708 warrants.
•	220,000 shares of common stock for acquisition of IP, valued at $1,775,400, which is recorded as additional paid in capital as of December 31, 2025.
•	55,333 shares of common stock issued for services, valued at $443,377.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CitroTech Inc.

Dated: March 30, 2026	By:	/s/ Wesley Bolsen
	Name:	Wesley Bolsen
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ Nanuk Warman
	Name:	Nanuk Warman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Bolsen	Chief Executive Officer and Director	March 30, 2026
Wesley Bolsen	(Principal Executive Officer)

/s/ Nanuk Warman	Chief Financial Officer	March 30, 2026
Nanuk Warman	(Principal Financial and Accounting Officer)

/s/ Theodore Ralston	Chairman of the Board	March 30, 2026
Theodore Ralston

/s/ Jeffery Pomerantz	Director	March 30, 2026
Jeffery Pomerantz

/s/ Lorenzo Calinawan	Director	March 30, 2026
Lorenzo Calinawan

/s/ Craig Huff	Director	March 30, 2026
Craig Huff

II-1