Form 10-Q
period 2026-03-31
CitroTech Inc.
filed 2026-05-15
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐YES     ☒ NO

As of May 14, 2026, 22,357,412 shares of the Company’s common stock were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Index to Unaudited Interim Consolidated Financial Statements

March 31, 2026

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$4,286,897	$6,268,591
Accounts receivable, net	130,314	209,047
Inventory	696,142	620,768
Prepaid expenses	512,309	317,020
Total Current Assets	5,625,662	7,415,426

Non-Current Assets
Intangible assets, net	5,231,495	5,326,960
Operating lease right-of-use asset	714,898	753,363
Equipment, net	610,787	630,279
Security deposits	57,491	57,491
Total Non-Current Assets	6,614,671	6,768,093
Total Assets	$12,240,333	$14,183,519

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$414,261	$316,321
Deferred revenue	24,192	3,000
Convertible notes, net of discount	–	219,321
Convertible notes, net of discount - related party	2,211,484	1,285,400
Due to related parties	19,172	167,971
Financing loan - current portion	30,837	30,000
Operating lease liability - current portion	152,130	147,613
Total Current Liabilities	2,852,076	2,169,626

Non-Current Liabilities
Financing loan	124,660	133,381
Operating lease liability	578,565	617,598
Total Non-Current Liabilities	703,225	750,979

Total Liabilities	3,555,301	2,920,605

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 1,666,667 shares issued and outstanding	167	167
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 807,668 shares issued and shares outstanding	81	81
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 19,116,901 and 18,522,315 issued and outstanding, respectively	1,911	1,852
Additional paid-in capital	128,096,468	124,463,845
Accumulated deficit	(119,413,595)	(113,203,031)
Total Stockholders' Equity	8,685,032	11,262,914
Total Liabilities and Stockholders' Equity	$12,240,333	$14,183,519

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Revenue	$344,915	$969,382

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	225,577	556,970
Cost of revenue - related parties	–	60,290
Amortization and depreciation	125,684	74,539
General and administrative	409,956	203,171
Advertising and marketing	137,600	104,496
Payroll and management compensation	3,107,367	673,423
Professional fees	679,842	627,318
Professional fees - related parties	24,510	2,119,600
Research and development expense	81,525	8,031
Total operating expenses	4,792,061	4,427,838

Loss from operations	(4,447,146)	(3,458,456)

Other income (expense)
Interest expense	(164,833)	(410,791)
Interest expense - related party	(777,285)	(62,056)
Interest income	26,066	–
Financing expense	–	(6,167,334)
Loss on fair value of derivative liability	–	(804,767)
Loss on settlement of debt	(847,366)	–
Total other expense	(1,763,418)	(7,444,948)

Loss before taxes	(6,210,564)	(10,903,404)

Provision for income taxes	–	–
Net loss	$(6,210,564)	$(10,903,404)

Comprehensive loss	$(6,210,564)	$(10,903,404)

Net loss per common share - basic and diluted	$(0.33)	$(1.37)
Basic and diluted weighted average number of common shares outstanding	18,833,068	7,981,641

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended March 31, 2026

	Series A		Series C Convertible				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2025	1,666,667	$167	807,668	$81	18,522,315	$1,852	$124,463,845	$(113,203,031)	$11,262,914
Common stock issued for conversion of debt	–	–	–	–	171,878	17	1,259,849	–	1,259,866
Common stock issued for services	–	–	–	–	22,000	2	160,378	–	160,380
Common stock issued for cashless exercise of warrants	–	–	–	–	180,708	18	(18)	–	–
Common stock issued for stock payable	–	–	–	–	220,000	22	(22)	–	–
Management stock compensation	–	–	–	–	–	–	2,116,178	–	2,116,178
Contributed capital	–	–	–	–	–	–	96,258	–	96,258
Net loss	–	–	–	–	–	–	–	(6,210,564)	(6,210,564)
Balance - March 31, 2026	1,666,667	$167	807,668	$81	19,116,901	$1,911	$128,096,468	$(119,413,595)	$8,685,032

For the three months ended March 31, 2025

	Convertible Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	10,000,000	$1,000	3,001,969	$300	36,841,581	$3,684	$79,676,211	$(76,365,388)	$3,315,807

Series C Preferred Stock issued for cash	–	–	27,500	3	–	–	259,997	–	260,000
Series C Preferred Stock issued for services	–	–	167,500	17	–	–	2,349,003	–	2,349,020
Series C Preferred Stock issued for compensation	–	–	30,000	3	–	–	420,717	–	420,720
Common stock issued for conversion of Series C Preferred Stock	–	–	(776,831)	(78)	15,536,620	1,554	(1,476)	–	–
Common stock warrants issued	–	–	–	–	–	–	8,649,503	–	8,649,503
Net loss	–	–	–	–	–	–	–	(10,903,404)	(10,903,404)
Balance - March 31, 2025	10,000,000	$1,000	2,450,138	$245	52,378,201	$5,238	$91,353,955	$(87,268,792)	$4,091,646

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(6,210,564)	$(10,903,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,276,558	6,833,474
Stock-based compensation - related party	–	2,103,600
Non-cash lease expenses	38,465	20,917
Amortization and depreciation	125,684	74,539
Amortization of debt discount	881,763	376,678
Loss on settlement of debt	847,366	–
Loss on fair value of derivative liability	–	804,767
Changes in operating assets and liabilities:
Accounts receivable	78,733	(428,314)
Inventory	(75,374)	(83,124)
Prepaid expenses	(195,289)	21,933
Security deposits	–	(36,991)
Accounts payable and accrued liabilities	135,440	334,782
Accrued interest - related parties	51,201	31,206
Deferred revenue	21,192	157,236
Operating lease liabilities	(34,516)	(21,217)
Net Cash used in Operating Activities	(2,059,341)	(713,918)

Cash Flows from Investing Activities:
Purchase of equipment	(10,727)	(26,988)
Net Cash used in Investing Activities	(10,727)	(26,988)

Cash Flows from Financing Activities:
Proceeds from convertible notes and warrants	–	1,909,000
Proceeds from convertible note and warrants - related party	–	1,776,082
Payments of deferred offering costs	–	(23,348)
Proceeds from capital contribution	96,258	–
Proceeds from issuance of Series C Preferred Stock and warrants	–	260,000
Repayment of financing loan	(7,884)	(215,625)
Net Cash provided by Financing Activities	88,374	3,706,109

Change in cash for the period	(1,981,694)	2,965,203
Cash, beginning of period	6,268,591	775,133
Cash, end of period	$4,286,897	$3,740,336

Supplemental Disclosure Information:
Cash paid for interest	$12,957	$5,584
Cash paid for taxes	$–	$–

Non-Cash Financing Disclosure:
Common stock issued upon conversion of Series C Preferred stock	$–	$1,553
Common stock issued for conversion and settlement of debt	$1,259,866	$–
Debt modification – related party	$200,000	$–
Warrants issued in conjunction with convertible debts	$–	$2,482,169
Recognition of derivative liability as debt discount	$–	$1,027,000
Transfer from inventory to property and equipment	$–	$74,827
Acquisition of property and equipment as financing loan	$–	$118,776

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2026

Note 1 – Organization, Business and Going Concern

CitroTech Inc. was originally incorporated under the laws of the State of Nevada on March 14, 1990 and on June 3, 2021 was redomiciled to the State of Wyoming. Effective on January 22, 2026, the Company changed its name from General Enterprise Ventures, Inc. to CitroTech Inc. When used in these notes, the terms “CITR,” “Company,” “we,” “us” and “our” mean CitroTech Inc. and all entities included in our unaudited interim consolidated financial statements.

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

Liquidity and Going Concern

The accompanying unaudited interim consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

At March 31, 2026, the Company had cash of approximately $4.3 million, working capital of $2.8 million, and an accumulated deficit of $119.4 million. For the three months ended March 31, 2026, the Company incurred a net loss of $6.2 million and used approximately $2.1 million of cash in operating activities. The Company's ability to continue as a going concern depends on its ability to scale commercial sales. Management believes that current cash is not sufficient to fund commercial-scale production and the related working capital requirements for the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year following the issuance date of these unaudited interim consolidated financial statements.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of CitroTech Inc. for the year ended December 31, 2025.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the unaudited interim consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025, as filed with the SEC on March 30, 2026.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at March 31, 2026 and December 31, 2025. The Company had cash of $4.3 million and $6.3 million at March 31, 2026 and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2026, was approximately $3.2 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the three months ended March 31, 2026 and 2025, the Company recorded no bad debt expense, and recorded an allowance for credit losses of $340,534 and $345,950 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of March 31, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the three months ended March 31, 2026, our revenues currently consist of a sale of product used for lumber products for fire prevention and on installation of self-contained sprinkler systems. Revenue is recognized at a point in time when the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of March 31, 2026 and December 31, 2025, total deferred revenue was $24,192 and $3,000, respectively. Deferred revenue is expected to be recognized as revenue within the second and third quarters of 2026.

Cost of Revenue

For the three months ended March 31, 2026 and 2025, cost of revenue consisted of:

	Three months ended
	March 31,
	2026	2025
Cost of inventory	$165,430	$516,443
Freight and shipping	2,461	160
Consulting and advisory-related party	–	4,000
Royalty and sales commission-related party	–	56,290
Rent expense	57,686	40,367
Total cost of revenue	$225,577	$617,260

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

For the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2026	2025
	Shares	Shares
Convertible notes	925,833	2,504,904
Common Stock warrants	2,716,725	1,897,521
Series C Convertible Preferred Stock	2,692,227	8,167,127
	6,334,785	12,569,552

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

During the three months ended March 31, 2026 and 2025, stock-based compensation was recognized as follows:

	Three months ended
	March 31,
	2026	2025
Management compensation	$2,116,178	$420,720
Professional fees	160,380	245,420
Professional fees - related party	–	2,103,600
Financing expense	–	6,167,334
	$2,276,558	$8,937,074

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on our disclosures.

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

Recently adopted accounting pronouncement

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05, as of January 1, 2026, and applied the new disclosure requirements prospectively to the current annual period. The adoption of this ASU did not have an impact on our consolidated financial statements.

Note 3 – Inventory

As of March 31, 2026 and December 31, 2025, inventory consisted of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$148,817	$185,310
Raw materials	547,325	435,458
	$696,142	$620,768

The Company did not write-off any inventories as unsalable for the three months ended March 31, 2026 and 2025.

Note 4 – Prepaid expenses

As of March 31, 2026 and December 31, 2025, prepaid expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Insurance	$183,427	$180,970
Research and development expense	119,123	–
Advertising and marketing	44,975	18,345
Other prepaid operating expenses	148,609	94,705
Deposit on purchase of inventories	16,175	23,000
	$512,309	$317,020

Note 5 – Equipment, net

As of March 31, 2026 and December 31, 2025, equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Cost:
Equipment	$54,122	$43,396
Vehicles	686,434	686,434
	740,556	729,830
Less: accumulated depreciation	(129,769)	(99,551)
Equipment, net	$610,787	$630,279

During the three months ended March 31, 2026 and 2025, the Company recorded depreciation of $30,219 and $12,556, respectively.

During the three months ended March 31, 2026, the Company purchased equipment for $10,727. During the three months ended March 31, 2025, the Company purchased vehicles and equipment for $145,764, of which $118,776 were purchased with a financing loan, and transferred vehicles from inventory of $74,827 due to a change of use in 2025.

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

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $4,427 and $5,584, and repaid $7,884 and $215,625, of which $4,427 and $5,584 are for interest, respectively. As of March 31, 2026 and December 31, 2025, the Company had a financing loan of $155,497 and $163,381, respectively.

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

In December 2025, the Company entered into an Intellectual Property Purchase Agreement to protect our existing patents. The purchase price is $100,000 in cash and 220,000 shares of Common stock valued at $1,775,400, which shall be issued within 30 days of the closing date. The common stock was issued in January 2026.

As of March 31, 2026 and December 31, 2025, finite lived intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
Acquired patents (19)	$4,195,353	$4,195,353
Patent and technology assets	1,243,000	1,243,000
Non-compete agreements	632,400	632,400
Accumulated amortization	(839,258)	(743,793)
Intangible assets, net	$5,231,495	$5,326,960

Estimated future amortization expense for finite lived intangibles are as follows:

Year ending December 31,
2026 (remaining nine months)	$286,423
2027	381,888
2028	381,888
2029	381,888
2030	381,888
Thereafter	3,417,520
$5,231,495

As of March 31, 2026, the weighted-average useful life is 13.84 years.

During the three months ended March 31, 2026 and 2025, the amortization expense was $95,465 and $61,983, respectively.

Note 7 – Lease

In March 2022, the Company entered into an operating lease for a warehouse, with a term of eighteen (18) months. In July 2023, the Company amended the contract and extended the lease term to July 2025. In May 2025, the Company terminated this lease and wrote off the right-of-use asset and lease liability.

In January 2025, the Company entered into an operating lease for our office and warehouse. The commencement date was April 1, 2025, and the termination date is March 31, 2030. The Company recorded a security deposit of $36,991.

For the three months ended March 31, 2026 and 2025, right-of-use asset and lease information about the Company’s operating lease consists of:

	Three months ended
	March 31,
	2026	2025
The components of lease expense were as follows:
Operating lease cost	$51,379	$21,498
Short-term lease cost	7,773	29,593
Variable lease cost	17,369	2,732
Total lease cost	$76,521	$53,823

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2026	2025
Cash paid for operating cash flows from operating leases	$47,430	$33,530

Weighted-average remaining lease term - operating leases (year)	4.25	0.33
Weighted-average discount rate — operating leases	7.00%	6.50%

The following table outlines maturities of our lease liabilities as of March 31, 2026:

Year ending December 31,
2026 (remaining nine months)	$147,982
2027	203,228
2028	211,357
2029	219,812
2030	55,486
837,865
Less: Imputed interest	(107,170)
Operating lease liabilities	$730,695

Note 8 – Convertible Notes

The components of convertible notes as of March 31, 2026 and December 31, 2025, were as follows:

			Effective	Stated
	Principal		Interest	Interest	March 31,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 15, 2025	$575,000	February 15, 2026	510%	10%	$–	$375,000
Total Convertible notes					–	375,000
Less: Unamortized debt discount					–	(155,679)
					–	219,321
Less: Current portion					–	(219,321)
Long-term portion					$–	$–

During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $4,726 and $60,258 and amortization of debt discount of $155,679 and $345,828, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded accrued interest of $0 and $32,773, respectively.

Conversion

In February 2026, seven (7) note holders converted convertible notes issued in February 2025 of $375,000 and accrued interest of $37,500 into 171,878 shares of common stock with a conversion price of $2.40. As a result, the Company settled convertible notes and accrued interest of $412,500, and recorded loss on settlement of debt of $847,366.

Note 9 – Accounts payable and accrued liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$317,505	$169,278
Accrued interest	–	32,773
Credit card	19,113	19,953
Sales tax payable	14,466	27,675
Other liabilities	6,666	53,280
Payroll liability	56,511	13,362
	$414,261	$316,321

Note 10 – Related Party Transactions

The related parties that had material transactions for the three months ended March 31, 2026 and 2025, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation - a significant shareholder
B	Owner of A and our Chairman of the Board
C	A California Corporation owned by a related party D
D	Significant shareholder and our Chief Technology Officer through March 31, 2026
E	Former Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
F	A Delaware limited liability company controlled by a Director and significant shareholder
G	A company controlled by our Chief Financial Officer

As of March 31, 2026 and December 31, 2025, amounts owing to related parties consists as follows:

	March 31,	December 31,
Related Party	2026	2025	Nature of transaction
A	$300	$300	Operating expenses paid on behalf of the Company
F	18,872	167,671	Accrued interest related to convertible note related party
	$19,172	$167,971

For the three months ended March 31, 2026 and 2025, expenses to related parties and their nature consists of:

	Three months ended March 31,
Related Party	2026	2025	Nature of transaction	Financial Statement Line Item
A	$–	$2,103,600	150,000 Series C preferred stock for consulting fee	Professional fees - related party
C	$–	$16,000	Cash paid for consulting fees	Professional fees - related party
C	$–	$4,000	Cash paid for consulting and advisory fees	Cost of revenue - related party
D	$–	$56,290	Cash paid for royalty and sales commissions	Cost of revenue - related party
E	$–	$420,720	30,000 Series C preferred stock for management compensation	Management compensation
G	$24,510	$–	Professional service - accounting	Professional fees - related party

Contributed Capital

In February 2026, the Company received payments from related party B, totaling $96,258 related to disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution and the amounts were recorded as an increase to additional paid-in capital on the unaudited interim consolidated balance sheets.

Convertible note – related party

The components of convertible notes as of March 31, 2026 and December 31, 2025, were as follows:

			Effective	Stated
	Principal		Interest	Interest	March 31,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 2025	$2,222,000	April 28, 2026	16%	10%	$2,222,000	$2,000,000
Total Convertible notes					2,222,000	2,000,000
Less: Unamortized debt discount					(10,516)	(714,600)
					2,211,484	1,285,400
Less: Current portion					(2,211,484)	(1,285,400)
Long-term portion					$–	$–

In February 2025, the Company entered into one (1) subscription agreement for convertible note ($2,000,000) and warrants (416,667 shares of common stock) with related party F. The convertible note has a term of twelve (12) months, at an interest rate of 10% per annum and warrants are with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible note and unpaid interest is convertible at a fixed conversion price of $2.40. The obligations of the Company under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, related party F could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns the Company’s intellectual property portfolio. On February 27, 2026, related party F extended their convertible promissory note until April 28, 2026. Pursuant to the extension, they charged a 1% amendment fee and agreed to release their security pledge against certain intangible assets of the Company. As a result, the principal amount became $2,222,000, including accrued interest of $200,000 and 1% fee of $22,000.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in a substantial change and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

During the three months ended March 31, 2026 and 2025, the Company recognized interest expenses of $51,201 and $31,206 and amortization of debt discount of $726,084 and $30,850, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded accrued interest of $18,872 and $167,671, respectively.

The note and accrued interest were fully converted into common shares in April 2026 (Note 13).

Note 11 – Stockholders’ Equity

Preferred Stock

Shares Outstanding

The Company is authorized to issue up to 30,000,000 shares of Preferred Stock, par value $0.0001 per share.

Series A Preferred Stock

The Company designated 10,000,000 shares of its Preferred Stock as Series A Preferred Stock, par value $0.0001, with the following rights and privileges.

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

Other Rights. Shares of Series A Preferred Stock are not entitled to a liquidation preference. The holders of the Series A Preferred Stock may not be redeemed without the consent of the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock are not entitled to pre-emptive rights or subscription rights.

As of March 31, 2026 and December 31, 2025, there were 1,666,667 shares of Series A Preferred stock issued and outstanding.

Series C Convertible Preferred Stock

The Company has designated 10,000,000 shares of its Preferred Stock as Series C Convertible Preferred Stock with the following rights and privileges.

Dividends. Holders of shares of Series C Convertible Preferred Stock are not entitled to receive dividends.

Voting Rights. The holders of the Series C Convertible Preferred Stock are not entitled to vote.

Conversion Rights. Each share of Series C Convertible Preferred Stock outstanding shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into 3.3333 shares of the Common Stock of the Company (the “Conversion Ratio”). Such Conversion Ratio, and the rate at which shares of Series C Convertible Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment.

Other Rights. The holders of the Series C Convertible Preferred Stock are not entitled to a liquidation preference. The holders of the Series C Convertible Preferred Stock may not be redeemed without the consent of the holders of the Series C Convertible Preferred Stock. The holders of the Series C Convertible Preferred Stock are not entitled to pre-emptive rights or subscription rights.

During the three months ended March 31, 2025, the Company issued 225,000 shares of Series C Convertible Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	167,500 shares for services, valued at $2,349,020 at market price on issuance dates.
•	30,000 shares for compensation, valued at $420,720 at market price on issuance dates.

As of March 31, 2026 and December 31, 2025, there were 807,668 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2026, the Company issued 594,586 shares of Common Stock as follows:

•	171,878 shares for conversion of debt of $1,259,866
•	22,000 shares for service, valued at $160,380
•	180,708 shares for cashless exercise of warrants
•	220,000 shares for stock payable for acquisition of IP, valued at $1,775,400, which was recorded as additional paid in capital as of December 31, 2025.

During the three months ended March 31, 2025, the Company issued 15,536,620 shares of Common Stock for conversion of Series C Preferred Stock.

As of March 31, 2026 and December 31, 2025, there were 19,116,901 and 18,522,315 shares of the Company’s common stock issued and outstanding, respectively.

Restricted stock

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

Management stock compensation (PSU)

During 2025, the Company entered into employment and consulting agreements with our CEO, former CEO, COO and a Director. The stock compensation based on market capitalization condition is as follows:

Market capitalization for 30 consecutive days	Consulting agreement Former CEO and current Chairman	Consulting agreement Director	Employment agreement COO	Employment agreement CEO
$120,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	–	–
$150,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$200,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$250,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$300,000,000	–	–	37,500 common stock	75,000 common stock

Fair value ($)	1,932,000	3,165,000	1,740,000	1,580,000
Forfeiture Protection	Vests upon completion of Initial Term; awards survive termination	Vests upon completion of Initial Term; awards survive termination	Forfeited if terminated for cause or resignation	Forfeited if terminated for cause or resignation

The Company used the Monte Carlo model to calculate the fair value of compensation and estimated a total of the grant date fair value of $8,417,000. The Company records compensation expense over the term of a derived service period unless the condition is satisfied at an earlier date. During the three months ended March 31, 2026, the Company recorded compensation expense of $2,116,178. As of March 31, 2026, unrecognized compensation cost for unvested equity awards was $710,043, which is expected to be recognized over a remaining weighted-average period of 0.34 years. As of March 31, 2026, the $120,000,000 market capitalization condition had been achieved, but the 140,000 shares of Series C Convertible Preferred Stock, that become issuable upon achievement of that condition, have not yet been issued.

For the year ended December 31, 2025, the estimated fair values of the compensation measured used the following significant assumptions:

Derived service period	0.51 - 1.05 year
Risk-free interest rate	3.62% - 3.97%
Stock price at valuation date	$5.66 - 12.00
Expected average volatility	108.5% - 151.0%
First Capitalization Threshold per share price	$6.85 - 14.28
Second Capitalization Threshold per share price	$8.56 - 19.02
Third Capitalization Threshold per share price	$11.42 - 23.82
Fourth Capitalization Threshold per share price	$14.27 - 28.56

Warrants

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

A summary of activity of the warrants during the three months ended March 31, 2026 as follows:

	Warrants Outstanding
			Weighted Average Remaining
	Shares	Weighted Average Exercise Price	Contractual life (in years)

Outstanding, December 31, 2025	2,909,434	$3.66	4.37
Exercised	(192,709)	0.46	–
Outstanding, March 31, 2026	2,716,725	$3.63	4.13

Exercisable, March 31, 2026	2,383,391	$4.43	4.17

The intrinsic value of the warrants as of March 31, 2026 is approximately $12.9 million.

Note 12 – Disaggregated revenue and Concentration

During the three months ended March 31, 2026 and 2025, disaggregated revenue was as follows:

	Three months ended
	March 31,
	2026	2025
Products sale	$203,396	$604,482
Product installation service	141,519	364,900
	$344,915	$969,382

During the three months ended March 31, 2026 and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue and accounts receivable for the three months ended March 31, 2026 and 2025.

	Three months ended
	March 31,
	2026	2025
Number of customers (more than 10% revenue)	3	3
Total revenue of top five (5) customers	67.8%	48.1%

	March 31,	December 31,
	2026	2025
Number of customers (more than 10% of accounts receivable)	5	3
Total % of accounts receivable balance (more than 10%)	69.0%	61.1%

Purchase and accounts payable

	Percentage of Purchases		Percentage of
	For three months ended		Accounts payable for purchase
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Supplier A	86.5%	46.2%	–	98.8%
Supplier B	–	28.1%	–	–
Total (as a group)	86.5%	74.3%	–	98.8%

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

Note 13 – Subsequent Events

Management has evaluated subsequent events through May 14, 2026, which is the date these financial statements were available to be issued. Based on our evaluation, no material events have occurred that require disclosure, except as follows:

The Company issued common stock as follows:

•	940,799 shares of common stock for conversion of related party debt and accrued interest, valued at $2,257,917.
•	2,258,045 shares of common stock for conversion of 677,409 shares of Series C Preferred Stock.
•	33,333 shares of common stock for services, valued at $282,997.
•	8,334 shares of common stock upon exercise of 8,334 warrants, for proceeds of $25,002.

The Company issued 46,250 warrants to a related party F for services.

The Company and Hexion Inc., a New Jersey corporation (“Hexion”), formed HexiTech LLC, a Delaware limited liability company (“HexiTech”), to facilitate a joint venture to develop, manufacture, commercialize and sell products incorporating the Company’s fire-retardant intellectual property within a defined field of use, utilizing Hexion’s manufacturing and commercialization capabilities. On April 17, 2026, the Company and Hexion entered into a limited liability company agreement governing HexiTech, pursuant to which the Company and Hexion were admitted as 50% members of HexiTech. On April 17, 2026, the Company also entered into an Intellectual Property License Agreement with HexiTech pursuant to which the Company granted HexiTech a defined license to the Company’s fire-retardant intellectual property within a defined field of use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this Quarterly Report, the terms “we”, “us”, “our” and “our company” mean CitroTech Inc.

Overview

We are a specialty, non-toxic chemical company that formed a 50/50 global joint venture with Hexion on April 17, 2026 for the production and sale of CitroTech into the fire retardant treated wood market. In addition, the Company manufactures environmentally sustainable fire inhibitors and fire retardants to help prevent wildland fires and protect assets, as well as putting the fire inhibitors into home systems for their deployment. Management is highly experienced at building and running companies, as well as commercializing and executing on strategic partnerships for the sale of products and services.

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

The Company is also deploying proactive wildfire defense systems on residential and commercial properties under the CitroSafe Systems brand. CitroSafe Systems are self-contained sprinkler installations that utilize our patented CitroTech product and are deployed in advance of wildfires to reduce structural risk. This offering addresses a significant and growing insurance market disruption across eleven western states, where carriers have curtailed or declined to write wildfire coverage on new construction and existing policies in the Wildland Urban Interface, the transitional zone between undeveloped land and built environments that is at elevated risk of catastrophic wildfire loss. The Company is working with a large insurance broker to offer insurance coverage to customers who install a CitroSafe proactive wildfire system, with policies underwritten by established insurance carriers. This program is currently in the proof-of-concept phase.

Our management team consists of four individuals: Wesley J. Bolsen, Chief Executive Officer; Andrew Hotsko, Chief Operating Officer; Nanuk Warman, Secretary and Chief Financial Officer; and Anthony Newton, General Counsel.

Known Trends and Uncertainties

Growth in Fire Safety

We believe that fire safety benefits from several growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing urban component moving into the Wildland Urban Interface, resulting in a need for higher quantity of specialty chemical fire inhibitors, thereby increasing production. We believe these trends are prevalent in North America, as well as globally, and we expect these trends to continue driving growth in demand for fire retardants and fire retardant treated lumber products.

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

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of commercial entities, residential homeowners and fire departments to prevent fires and protect assets, as well as the use and expansion of Class A Fire Retardant Treated lumber and wood products. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Typically, sales of our product are higher during the summer months in the United States due to weather patterns that are generally correlated to a higher prevalence of wildfires. We believe orders will generally peak during the summer months, but with expanded fire seasons in the United States, ignitions may start in the late Spring and continue through late Fall of calendar year 2026.

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

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2026 and 2025, which are included herein.

Our results of operations for the three months ended March 31, 2026 and 2025 are summarized below:

	Three months ended
	March 31,
	2026	2025	Change	%
Revenue	$344,915	$969,382	(624,467)	(64%	)
Operating expenses	4,792,061	4,427,838	364,223	8%
Other (income) expenses	1,763,418	7,444,948	(5,681,530)	(76%	)
Net loss	$6,210,564	$10,903,404	(4,692,840)	(43%	)

Revenue

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the three months ended March 31, 2026, revenue decreased $624,000, or 64%, compared to the three months ended March 31, 2025. The rare situation of a devastating fire in both the Pacific Palisades and Eaton Canyon fires in the first quarter of 2025 added to system revenue in the first quarter of 2025 that was not seen in the first quarter of 2026.

Our revenues consisted of the following:

	Three months ended
	March 31,
	2026	2025
Products sale	$203,396	$604,482
Product installation service	141,519	364,900
	$344,915	$969,382

Our revenues from significant customers for the three months ended March 31, 2026 and 2025, are as follows:

	Three months ended
	March 31,
	2026	2025
Number of customers (more than 10% revenue)	3	3
Total revenue of top 5 customers	67.8%	48.1%

Our revenue is project- and event-driven rather than subscription- or contract-based, and we do not currently have a meaningful base of recurring customers. The increase in our top-five customer concentration to 67.8% in the three months ended March 31, 2026, from 48.1% in the comparable 2025 period, reflects both the absence of the Pacific Palisades and Eaton Canyon fire deployments that drove revenue in the prior period and the early-stage nature of our commercial customer base. We expect customer concentration to remain elevated until our channel partner program and recurring utility and structural-protection customer relationships further mature.

Operating Expenses

	Three months ended
	March 31,
	2026	2025	Change	%
Cost of revenue	$225,577	$617,260	$(391,683)	(63%	)
Amortization and depreciation	125,684	74,539	51,145	69%
General and administrative	409,956	203,171	206,785	102%
Advertising and marketing	137,600	104,496	33,104	32%
Payroll and management compensation	3,107,367	673,423	2,433,944	361%
Professional fees	704,352	2,746,918	(2,042,566)	(74%	)
Research and development expense	81,525	8,031	73,494	915%
Total operating expenses	$4,792,061	$4,427,838	$364,223	8%

The increase in operating expenses was primarily attributed to increases in management compensation offset by a decrease in cost of revenue and professional fees.

Cost of revenue

	Three months ended
	March 31,
	2026	2025	Change	%
Cost of inventory	$165,430	$516,443	$(351,013)	(68%	)
Freight and shipping	2,461	160	2,301	1438%
Consulting and advisory-related party	–	4,000	(4,000)	(100%	)
Royalty and sales commission-related party	–	56,290	(56,290)	(100%	)
Rent expense	57,686	40,367	17,319	43%
Total cost of revenue	$225,577	$617,260	$(391,683)	(63%	)

During the three months ended March 31, 2026, the cost of revenue decreased over the three months ended March 31, 2025, primarily due to a decrease in cost of inventory.

Cost of inventory consists of product costs, direct labor, related supplies, and direct testing of our CitroTech product and the various components required for installation of CitroSafe™ systems. Cost of inventory decreased during the three months ended March 31, 2026, compared to the comparable 2025 period, primarily due to lower product sales volume.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

Royalty and sales commissions to a related party decreased to zero in the three months ended March 31, 2026, from $56,290 in the comparable 2025 period. During the first quarter of 2025, we recognized an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue. In March 2025, we entered into a new contract under which the consulting and advisory royalty arrangement was terminated.

Rent expenses are warehouse and facility rent expenses. The increase in rent expense is primarily attributable to our relocation to a larger commercial facility for operations, warehousing, and customer-facing activities beginning in April 2025, along with the cancellation of a prior warehouse lease in May 2025.

Amortization and depreciation

Amortization and depreciation expenses are from the amortization of patents and technology and the depreciation of vehicle, and furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT and other office related expenses. For the three months ended March 31, 2026, we incurred increased expenditures on consulting and payroll fees, our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the three months ended March 31, 2026, over the three months ended March 31, 2025, is primarily due to supporting revenue growth in addition to investor relations activities after being uplisted to the NYSE American. This includes rebranding efforts around the official company name change to CitroTech Inc. from General Enterprise Ventures Inc as well as the product labels moving from Mighty Fire Breaker to CitroTech and the conversion of relevant website and marketing materials.

Professional fees

The professional fees during the three months ended March 31, 2026, primarily included stock-based compensation of $160,000 to advisors to our subsidiary MFB, and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2026. The professional fees during the three months ended March 31, 2025, primarily included stock-based management compensation of $2.3 million, of which $2.1 million was to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.

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

Payroll and management compensation

During the three months ended March 31, 2026, management compensation increased to $3.1 million from $673,000 in the prior period. This increase was primarily attributable to the buildout of a full executive management team during 2025, including the appointment of a Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Compensation during 2026, primarily included stock-based management compensation of $2.1 million, and payroll to management and employees of approximately $1 million. The significant increase in stock-based compensation reflects the transition from a single-executive structure in the first quarter of 2025, when management compensation consisted of a stock-based management compensation of $420,000 and a $142,000 cash payment to our former CEO, to a fully staffed leadership team necessary to support our growth and commercialization objectives.

Research and development costs

We continue to invest heavily in the testing and certifications of CitroTech treated products as well as in advance of submitting formulas for approval to apply product onto federal lands. We expect to continue growing R&D spend over historical spend as we add additional product lines and invest in the future of the company. This includes funded research programs with Texas A&M on new products that were not underway in 2025.

Other Expenses

For the three months ended March 31, 2026 and 2025, the other expenses consisted of interest expense related to convertible notes payable issued in 2025 of $942,000 and convertible notes payable issued in 2025 and 2024 of $473,000, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $0 and $805,000, respectively, financing expense of $0 and $6.2 million, respectively, and loss on settlement of debt of $847,000 and $0, respectively. Settlement of debt in 2026 is the conversion of convertible notes issued in 2025. Financing expense is from 4 million warrants granted to a financial advisor.

Net loss

The net loss for the three months ended March 31, 2026 was approximately $6.2 million, a decrease of approximately $4.7 million as compared to the three months ended March 31, 2025, primarily due to a significant reduction in other expenses, partially offset by lower revenue and higher operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $6.2 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively. During fiscal year 2025, we completed a debt offering in February and an equity offering in September and October which generated net proceeds of approximately $3.7 million and $8.1 million, respectively.

Working capital

	March 31,	December 31,
	2026	2025	Change
Current assets	$5,625,662	$7,415,426	$(1,789,764)
Current liabilities	$2,852,076	$2,169,626	$682,450
Working capital (deficiency)	$2,773,586	$5,245,800	$(2,472,214)

As of March 31, 2026 and December 31, 2025, the current assets consisted of cash of $4.3 million and $6.3 million, respectively, inventory of $696,000 and $621,000, respectively, accounts receivable of $130,000 and $209,000, respectively, and prepaid expenses and other current assets of $512,000 and $317,000, respectively.

As of March 31, 2026 and December 31, 2025, the current liabilities consisted of accounts payable and accrued liabilities of $414,000 and $316,000, respectively, due to related parties of $19,000 and $168,000, respectively, convertible notes net of discount of $0 and $219,000, respectively, convertible note – related party of $2.2 million and $1.3 million, respectively, current portion of financing loan of $31,000 and $30,000, respectively, and current portion of operating lease liability of $152,000 and $148,000, respectively.

The decrease in working capital in 2026 was primarily due to an increase in convertible note- related party and a decrease in cash for operating activities.

Cash Flows

For the three months ended March 31, 2026 and 2025

	Three months ended
	March 31,
	2026	2025	Change
Cash used in operating activities	$(2,059,341)	$(713,918)	$(1,345,423)
Cash used in investing activities	$(10,727)	$(26,988)	$16,261
Cash provided by financing activities	$88,374	$3,706,109	$(3,617,735)
Net Change in cash	$(1,981,694)	$2,965,203	$(4,946,897)

Operating Activities

We have not generated positive cash flows from operating activities.

For the three months ended March 31, 2026, net cash flows used in operating activities consisted of a net loss of $6.2 million, reduced by stock-based compensation of $2.3 million, non-cash lease expenses of $38,000, amortization and depreciation of $126,000, amortization of debt discount of $882,000 and loss on settlement of debt of $847,000, and increased by net changes in operating assets and liabilities of $19,000.

For the three months ended March 31, 2025, net cash flows used in operating activities consisted of a net loss of $10.9 million, reduced by stock-based compensation of $2.8 million, financing expense of $6.2 million, non-cash lease expenses of $21,000, amortization and depreciation of $75,000, amortization of debt discount of $377,000, and changes in derivative liability of $805,000, and increased by net changes in operating assets and liabilities of $24,000.

Investing Activities

For the three months ended March 31, 2026 and 2025, the cash flows used in investing activities consisted of the purchase of equipment of $11,000 and $27,000, respectively.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities consisted of $96,000 capital contribution from a related party and repayments of financing loans of $8,000.

For the three months ended March 31, 2025, net cash provided by financing activities consisted of $260,000 proceeds from the issuance of Series C Convertible Preferred Stock, $3.7 million from the issuance of convertible promissory notes and associated warrants, $23,000 deferred offering cost payment, and repayment of a financing loan of $216,000.

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the three months ended March 31, 2026, revenue decreased $624,000, or 64%, compared to the three months ended March 31, 2025. The rare situation of a devastating fire in both the Pacific Palisades and Eaton Canyon fires in the first quarter of 2025 added to system revenue in the first quarter of 2025 that was not seen in the first quarter of 2026.

Contractual Obligations

Convertible notes – related party

In February 2025, we entered into one (1) subscription agreement for convertible notes ($2,000,000) and warrants (416,667 shares of common stock) with a related party. The convertible notes have a term of twelve (12) months, at an interest rate of 10% per annum and warrants with a term of five (5) years, at exercise price of $3.00 per share. The outstanding principal amount of convertible notes and unpaid interest is convertible at a fixed conversion price of $2.40. Our obligations under the convertible note are secured by a pledge of the Company’s membership interests in MFB Ohio. In the event of a default, the related party could proceed against the equity of MFB Ohio pledged to collateralize the convertible note. MFB Ohio owns our intellectual property portfolio. On February 27, 2026, related party F extended their convertible promissory note until April 28, 2026. Pursuant to the extension, they charged a 1% amendment fee and agreed to release their security pledge against certain intangible assets of the Company. In April 2026, the note and accrued interest were fully converted into the Company’s Common Stock.

Financing loans

We had a financing loan for the purchase of a vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

We had a financing loan for the purchase of a second vehicle in September 2025. The loan repayment is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%.

Lease Agreements

We have one lease classified as an operating lease for office and warehouse purposes. The following table outlines maturities of our lease liabilities as of March 31, 2026:

Year ending December 31,
2026 (remaining nine months)	$147,982
2027	203,228
2028	211,357
2029	219,812
2030	55,486
Thereafter	–
837,865
Less: Imputed interest	(107,170)
Operating lease liabilities	$730,695

Liquidity

We have incurred losses since inception and incurred a net loss of $6.2 million during the three months ended March 31, 2026. However, in September 2025, we completed an equity offering which generated net proceeds of $5.4 million. Additionally, in October 2025, we completed an equity offering which generated net proceeds of $2.7 million.

Our existing cash resources are expected to provide sufficient funds to carry out our planned operations through fiscal year 2026. To more rapidly grow our revenue and continue operations beyond such time frame, we may be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. We may also raise capital through public or private offerings of equity or debt securities or by entering into a credit facility. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 (the “Annual Report”). There have been no material changes to our critical accounting estimates as described in that Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information specified under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We have implemented improvements in our disclosure controls so that we can make timely filings of current reports.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, the Company issued 594,586 unregistered shares of Common Stock as follows:

•	220,000 shares of Common Stock issued in connection with the acquisition of intellectual property, valued at $1,775,400;
•	171,878 shares of Common Stock issued upon conversion of convertible promissory notes in the aggregate principal amount of $375,000 plus accrued interest of $37,500 in February and March 2026;
•	180,708 shares of Common Stock issued upon cashless exercise of 192,709 warrants; and
•	22,000 shares of Common Stock issued to consultants for services, valued at $160,380.

The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder. The recipients of the above securities represented that they acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Articles of Domestication/Articles of Incorporation	10-K	3.1	04/15/2024
3.2	Amendment to Articles of Incorporation	10-K	3.2	03/31/2025
3.3	Amendment to Articles of Incorporation	8-K	3.1	09/10/2025
3.4	Amended and Restated Bylaws	10-Q	3.4	11/12/2025
3.5	Second Amended and Restated Designations and Preferences of Series A Preferred Stock	10-K	3.4	03/31/2025
3.6	Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock	10-K	3.5	03/31/2025
3.7	Articles of Amendment to the Articles of Incorporation	8-K	3.1	01/28/2026
3.8	Certificate of Name Change	8-K	3.2	01/28/2026
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_________

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CitroTech Inc.

Dated: May 14, 2026	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer (Principal Financial and Accounting Officer)

