Form 10-Q
period 2026-06-30
CitroTech Inc.
filed 2026-08-10
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 7, 2026, 22,553,474 shares of the Company’s common stock were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Index to Unaudited Interim Consolidated Financial Statements

June 30, 2026

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$2,519,302	$6,268,591
Accounts receivable, net	165,436	209,047
Inventory	579,125	620,768
Prepaid expenses and other current assets	418,804	317,020
Total Current Assets	3,682,667	7,415,426

Non-Current Assets
Intangible assets, net	5,136,030	5,326,960
Operating lease right-of-use asset	675,802	753,363
Equipment, net	484,050	630,279
Security deposit	57,491	57,491
Total Non-Current Assets	6,353,373	6,768,093

Total Assets	$10,036,040	$14,183,519

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$221,820	$316,321
Deferred revenue	21,394	3,000
Convertible notes, net of discount	–	219,321
Convertible notes, net of discount - related parties	–	1,285,400
Due to related parties	5,200	167,971
Financing loan - current portion	14,871	30,000
Operating lease liability - current portion	156,803	147,613
Total Current Liabilities	420,088	2,169,626

Non-Current Liabilities
Financing loan	66,242	133,381
Operating lease liability	536,848	617,598
Total Non-Current Liabilities	603,090	750,979

Total Liabilities	1,023,178	2,920,605

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 0 and 1,666,667 shares issued and outstanding, respectively	–	167
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 212,149 and 807,668 shares issued and outstanding, respectively	21	81
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 22,512,974 and 18,522,315 issued and outstanding, respectively	2,251	1,852
Additional paid-in capital	132,326,739	124,463,845
Accumulated deficit	(123,316,149)	(113,203,031)
Total Stockholders' Equity	9,012,862	11,262,914
Total Liabilities and Stockholders' Equity	$10,036,040	$14,183,519

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$280,666	$687,638	$625,581	$1,657,020

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	271,628	371,392	497,205	928,362
Cost of revenue - related parties	–	–	–	60,290
Amortization and depreciation	123,850	77,107	249,534	151,646
General and administrative	218,290	270,227	628,246	473,398
Advertising and marketing	210,792	152,608	348,392	257,104
Payroll and management compensation	2,061,328	2,334,698	5,168,695	3,008,121
Professional fees	648,710	445,668	1,328,552	1,072,986
Professional fees - related parties	43,150	12,300	67,660	2,131,900
Research and development expense	197,067	41,276	278,592	49,307
Total operating expenses	3,774,815	3,705,276	8,566,876	8,133,114

Loss from operations	(3,494,149)	(3,017,638)	(7,941,295)	(6,476,094)

Other income (expense)
Interest expense	(3,569)	(552,085)	(168,402)	(962,876)
Interest expense - related party	(27,562)	(212,787)	(804,847)	(274,843)
Interest income	16,784	3,958	42,850	3,958
Financing expense	–	–	–	(6,167,334)
Financing expense - related party	(361,801)	(2,511,855)	(361,801)	(2,511,855)
Loss on fair value of derivative liability	–	(2,973,000)	–	(3,777,767)
Loss on sales of assets	(32,257)	–	(32,257)	–
Loss on settlement of debt	–	(2,640,611)	(847,366)	(2,640,611)
Total other expense	(408,405)	(8,886,380)	(2,171,823)	(16,331,328)

Loss before taxes	(3,902,554)	(11,904,018)	(10,113,118)	(22,807,422)

Provision for income taxes	–	–	–	–
Net loss	$(3,902,554)	$(11,904,018)	$(10,113,118)	$(22,807,422)

Comprehensive loss	$(3,902,554)	$(11,904,018)	$(10,113,118)	$(22,807,422)

Net loss per common share - basic and diluted	$(0.18)	$(1.14)	$(0.50)	$(2.47)
Basic and diluted weighted average number of common shares outstanding	21,754,514	10,455,720	20,301,861	9,225,515

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three and six months ended June 30, 2026

	Series A		Series C Convertible				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2025	1,666,667	$167	807,668	$81	18,522,315	$1,852	$124,463,845	$(113,203,031)	$11,262,914
Common stock issued for conversion of debt	–	–	–	–	171,878	17	1,259,849	–	1,259,866
Common stock issued for services	–	–	–	–	22,000	2	160,378	–	160,380
Common stock issued for cashless exercise of warrants	–	–	–	–	180,708	18	(18)	–	–
Common stock issued for stock payable	–	–	–	–	220,000	22	(22)	–	–
Management stock compensation	–	–	–	–	–	–	2,116,178	–	2,116,178
Contributed capital	–	–	–	–	–	–	96,258	–	96,258
Net loss	–	–	–	–	–	–	–	(6,210,564)	(6,210,564)
Balance - March 31, 2026	1,666,667	$167	807,668	$81	19,116,901	$1,911	$128,096,468	$(119,413,595)	$8,685,032
Series A Preferred Stock exchanged for Series C Preferred Stock and Series C Preferred Stock payable	(1,666,667)	(167)	103,558	10	–	–	157	–	–
Common stock issued for conversion of Series C Preferred Stock	–	–	(699,077)	(70)	2,330,273	233	(163)	–	–
Common stock issued for services	–	–	–	–	33,333	4	282,993	–	282,997
Common stock issued for conversion of debt	–	–	–	–	940,799	94	2,257,823	–	2,257,917
Common stock issued for exercise of warrants	–	–	–	–	8,334	1	25,001	–	25,002
Management stock compensation	–	–	–	–	83,334	8	1,302,659	–	1,302,667
Warrants issued for services	–	–	–	–	–	–	361,801	–	361,801
Net loss	–	–	–	–	–	–	–	(3,902,554)	(3,902,554)
Balance - June 30, 2026	–	$–	212,149	$21	22,512,974	$2,251	$132,326,739	$(123,316,149)	$9,012,862

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three and six months ended June 30, 2025

	Series A		Convertible Series C				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	1,666,667	$167	3,001,969	$300	6,140,264	$614	$79,680,114	$(76,365,388)	$3,315,807

Series C Preferred Stock issued for cash	–	–	27,500	3	–	–	259,997	–	260,000
Series C Preferred Stock issued for services	–	–	167,500	17	–	–	2,349,003	–	2,349,020
Series C Preferred Stock issued for compensation	–	–	30,000	3	–	–	420,717	–	420,720
Common stock issued for conversion of Series C Preferred Stock	–	–	(776,831)	(78)	2,589,450	259	(181)	–	–
Common stock warrants issued	–	–	–	–	–	–	8,649,503	–	8,649,503
Net loss	–	–	–	–	–	–	–	(10,903,404)	(10,903,404)
Balance - March 31, 2025	1,666,667	167	2,450,138	245	8,729,714	873	91,359,153	(87,268,792)	4,091,646

Series C Preferred Stock issued for services	–	–	69,007	7	–	–	2,511,848	–	2,511,855
Series C Preferred Stock for compensation	–	–	50,000	5	–	–	1,099,995	–	1,100,000
Common stock issued for conversion of Series C Preferred Stock	–	–	(532,638)	(53)	1,775,466	178	(125)	–	–
Common stock issued for services	–	–	–	–	1,667	–	19,000	–	19,000
Common stock issued for conversion of debts	–	–	–	–	507,661	51	5,604,391	–	5,604,442
Management stock compensation	–	–	–	–	–	–	767,669	–	767,669
Net loss	–	–	–	–	–	–	–	(11,904,018)	(11,904,018)
Balance - June 30, 2025	1,666,667	$167	2,036,507	$204	11,014,508	$1,102	$101,361,931	$(99,172,810)	$2,190,594

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(10,113,118)	$(22,807,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	443,377	8,720,143
Stock-based compensation - related party	3,780,646	4,615,455
Bad debt expense recovery	(20,000)	–
Non-cash lease expenses	77,561	86,052
Amortization and depreciation	249,534	151,646
Amortization of debt discount	892,279	1,000,390
Loss on settlement of debt	847,366	2,640,611
Loss on fair value of derivative liability	–	3,777,767
Loss on disposal of equipment	32,257	–
Changes in operating assets and liabilities:
Accounts receivable	63,611	(336,540)
Inventory	41,643	(180,563)
Prepaid expenses and other current assets	(101,784)	(132,241)
Security deposit	–	(36,991)
Accounts payable and accrued liabilities	(56,080)	443,354
Due to related parties	4,900	25,300
Accrued interest - related parties	68,246	95,447
Deferred revenue	18,394	94,860
Operating lease liabilities	(71,560)	(82,803)
Net Cash used in Operating Activities	(3,842,728)	(1,925,535)

Cash Flows from Investing Activities:
Purchase of equipment	(10,727)	(167,744)
Sale of equipment	12,500	–
Net Cash provided by (used in) Investing Activities	1,773	(167,744)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	25,002	–
Proceeds from convertible notes and warrants	–	1,909,000
Proceeds from convertible note and warrants - related party	–	1,776,082
Payments of deferred offering costs	–	(59,223)
Contributed capital	96,258	–
Repayment of loan - related party	–	(25,000)
Proceeds from issuance of Series C Preferred Stock and warrants	–	260,000
Repayment of financing loan	(29,594)	(215,625)
Net Cash provided by Financing Activities	91,666	3,645,234

Change in cash	(3,749,289)	1,551,955
Cash, beginning of period	6,268,591	775,133
Cash, end of period	$2,519,302	$2,327,088

Supplemental Disclosure Information:
Cash paid for interest	$7,997	$5,870
Cash paid for taxes	$–	$–

Non-Cash Financing Disclosure:
Series A Preferred Stock exchanged for Series C Preferred Stock and Series C Preferred Stock payable	$157	$–
Common stock issued upon conversion of Series C Preferred stock	$–	$2,618
Common stock issued for conversion and settlement of debt	$1,259,866	$5,604,442
Debt modification	$200,000	$–
Warrants issued in conjunction with convertible debts	$2,222,000	$882,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$–	$865,218
Recognition of derivative liability as debt discount	$–	$1,027,000
Transfer from inventory to property and equipment	$–	$74,827
Acquisition of property and equipment as financing loan	$–	$118,776

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2026

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

Business

We develop and manufacture environmentally sustainable, non-toxic, long-term fire-inhibiting products for use in industrial and wildfire defense applications. The Company’s proprietary formulation, CitroTech®, is derived from food-grade, renewable materials and is designed to provide an alternative to legacy conventional chemical fire retardants. CitroTech is used in the manufacturing of fire-resilient lumber and building materials, enabling integration of flame-inhibiting properties during production or applied in the field to new homes. In addition, it is utilized by fire departments, municipalities, and other public and private sector entities in connection with ground-based wildfire defense and stationary application systems intended to help render vegetation non-flammable, reduce ignition risk and enhance structural protection.

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

At June 30, 2026, the Company had cash of approximately $2.5 million, working capital of $3.3 million, and an accumulated deficit of $123.3 million. For the six months ended June 30, 2026, the Company incurred a net loss of $10.1 million and used approximately $3.8 million of cash in operating activities. The Company's ability to continue as a going concern depends on its ability to scale commercial sales. Management believes that current cash is not sufficient to fund commercial-scale production and the related working capital requirements for the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year following the issuance date of these unaudited interim consolidated financial statements.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025, as filed with the SEC on March 30, 2026.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at June 30, 2026 and December 31, 2025. The Company had cash of $2.5 million and $6.3 million at June 30, 2026 and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2026, was approximately $1.9 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

During the three months ended June 30, 2026, the Company recovered $20,000 of previously reserved accounts receivable. Accordingly, the Company reversed the related allowance for credit losses, which was recorded as a reduction of general and administrative expenses. As of June 30, 2026, the Company determined that the remaining reserved accounts receivable balance was uncollectible and wrote it off against the existing allowance for credit losses. The allowance for credit losses was $0 and $340,950 as of June 30, 2026 and December 31, 2025, respectively.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of June 30, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the six months ended June 30, 2026, our revenues currently consist of a sale of product used for lumber products for fire prevention and on installation of self-contained sprinkler systems. Revenue is recognized at a point in time when the risks and rewards of ownership of the product transfer from the Company to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our service that have not been rendered. Revenue is recognized when service is rendered. As of June 30, 2026 and December 31, 2025, total deferred revenue was $21,394 and $3,000, respectively. Deferred revenue is expected to be recognized as revenue within the third and fourth quarters of 2026.

Cost of Revenue

For the three and six months ended June 30, 2026 and 2025, cost of revenue consisted of:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of inventory	$207,418	$304,791	$372,848	$821,234
Freight and shipping	5,629	5,899	8,090	6,059
Consulting and advisory-related party	–	–	–	4,000
Royalty and sales commission-related party	–	–	–	56,290
Rent expense	58,581	60,702	116,267	101,069
Total cost of revenue	$271,628	$371,392	$497,205	$988,652

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

For the six months ended June 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2026	2025
	Shares	Shares
Convertible notes	–	2,037,821
Common Stock warrants	2,754,641	1,897,521
Series C Convertible Preferred Stock	707,163	6,788,357
	3,461,804	10,723,699

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

During the three and six months ended June 30, 2026 and 2025, stock-based compensation was recognized as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Management compensation	$1,302,667	$1,867,669	$3,418,845	$2,288,389
Professional fees	282,997	19,000	443,377	264,420
Professional fees - related party	–	–	–	2,103,600
Financing expense	–	–	–	6,167,334
Financing expense - related party	361,801	2,511,855	361,801	2,511,855
	$1,947,465	$4,398,524	$4,224,023	$13,335,598

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

Note 3 – Inventory

As of June 30, 2026 and December 31, 2025, inventory consisted of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$75,076	$185,310
Raw materials	504,049	435,458
	$579,125	$620,768

The Company did not write-off any inventories as unsalable for the six months ended June 30, 2026 and 2025.

Note 4 – Prepaid expenses

As of June 30, 2026 and December 31, 2025, prepaid expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Insurance	$115,369	$180,970
Legal retainer	5,000	–
Research and development expense	112,290	–
Advertising and marketing	42,000	18,345
Other prepaid operating expenses	131,219	94,705
Deposit on purchase of inventories	12,926	23,000
	$418,804	$317,020

Note 5 – Equipment, net

As of June 30, 2026 and December 31, 2025, equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Cost:
Equipment	$52,625	$43,396
Vehicles	574,069	686,434
	626,694	729,830
Less: accumulated depreciation	(142,644)	(99,551)
Equipment, net	$484,050	$630,279

During the three and six months ended June 30, 2026 and 2025, the Company recorded depreciation as follows.

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation	$28,385	$15,124	$58,604	$27,680

During the six months ended June 30, 2026, the Company purchased equipment for $10,727. During the six months ended June 30, 2025, the Company purchased vehicles and equipment for $381,817, of which $118,776 were purchased with a financing loan, and transferred vehicles from inventory of $74,827 due to a change of use in 2025.

During the six months ended June 30, 2026, the Company sold and disposed of vehicles and equipment with a net book value of $98,353. In connection with these dispositions, the Company received cash from sale of equipment of $12,500, settled the related finance loan of $67,725 and paid $15,051 for settlement of finance loan, and settled other current liability of $922, resulting in a loss on disposal of $32,257.

Financing loan

The Company had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

The Company had a financing loan for the purchase of vehicle in September 2025. The loan repayment is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%. In June 2026, the Company sold the vehicle with a net book value of $83,489 and paid $15,051 to settle finance loan of $67,725. As a result, the Company recorded loss on disposal of $30,815.

During the three and six months ended June 30, 2026 and 2025, the Company recorded interest expense as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$3,569	$–	$7,997	$4,427

As of June 30, 2026 and December 31, 2025, the Company had a financing loan of $81,113 and $163,381, respectively.

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

As of June 30, 2026 and December 31, 2025, finite lived intangible assets consisted of the following:

	June 30,	December 31,
	2026	2025
Acquired patents (19)	$4,195,353	$4,195,353
Patent and technology assets	1,243,000	1,243,000
Non-compete agreements	632,400	632,400
Accumulated amortization	(934,723)	(743,793)
Intangible assets, net	$5,136,030	$5,326,960

Estimated future amortization expense for finite lived intangibles are as follows:

Year ending December 31,
2026 (remaining six months)	$190,958
2027	381,888
2028	381,888
2029	381,888
2030	381,888
Thereafter	3,417,520
$5,136,030

As of June 30, 2026, the weighted-average useful life is 13.59 years.

During the three and six months ended June 30, 2026 and 2025, the amortization expense was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization	$95,465	$61,983	$190,930	$123,966

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

For the three and six months ended June 30, 2026 and 2025, the components of lease expense were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating lease cost	$51,379	$65,811	$102,758	$87,309
Short-term lease cost	11,768	4,553	19,541	34,146
Variable lease cost	2,128	10,472	19,497	13,204
Total lease cost	$65,275	$80,836	$141,796	$134,659

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2026	2025
Cash paid for operating cash flows from operating leases	$96,757	$106,164
Right-of-use asset obtained in exchange for new operating lease liabilities	$–	$865,218

Weighted-average remaining lease term - operating leases (year)	3.75	4.75
Weighted-average discount rate — operating leases	7.00%	7.00%

The following table outlines maturities of our lease liabilities as of June 30, 2026:

Year ending December 31,
2026 (remaining six months)	$98,654
2027	203,228
2028	211,357
2029	219,812
2030	55,486
788,537
Less: Imputed interest	(94,886)
Operating lease liabilities	$693,651

Note 8 – Convertible Notes

The components of convertible notes as of June 30, 2026 and December 31, 2025, were as follows:

	Principal		Effective Interest	Stated Interest	June 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 15, 2025	$575,000	February 15, 2026	510%	10%	$–	$375,000
Total Convertible notes					–	375,000
Less: Unamortized debt discount					–	(155,679)
					–	219,321
Less: Current portion					–	(219,321)
Long-term portion					$–	$–

During the three and six months ended June 30, 2026 and 2025, the Company recognized interest expense and amortization of debt discount as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$–	$76,673	$4,726	$136,931
Amortization of debt discount	$–	$475,166	$155,679	$820,994

As of June 30, 2026 and December 31, 2025, the Company recorded accrued interest of $0 and $32,773, respectively.

Conversion

In February 2026, seven (7) note holders converted convertible notes issued in February 2025 of $375,000 and accrued interest of $37,500 into 171,878 shares of common stock with a conversion price of $2.40. As a result, the Company settled convertible notes and accrued interest of $412,500, and recorded loss on settlement of debt of $847,366.

Note 9 – Accounts payable and accrued liabilities

As of June 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$198,361	$169,278
Accrued interest	–	32,773
Credit card	7,467	19,953
Sales tax payable	3,072	27,675
Other liabilities	1,374	53,280
Payroll liability	11,546	13,362
	$221,820	$316,321

Note 10 – Related Party Transactions

The related parties that had material transactions for the six months ended June 30, 2026 and 2025, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation - a significant shareholder
B	Owner of A and our Chairman of the Board
C	A California Corporation owned by a related party D
D	Significant shareholder and our Chief Technology Officer through March 31, 2026
E	Former Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
F	A Delaware limited liability company controlled by a Director and significant shareholder
G	A company controlled by our Chief Financial Officer

As of June 30, 2026 and December 31, 2025, amounts owing to related parties consists as follows:

	June 30,	December 31,
Related Party	2026	2025	Nature of transaction
A	$300	$300	Operating expenses paid on behalf of the Company
F	–	167,671	Accrued interest related to convertible note related party
G	4,900	–	Consulting fees
	$5,200	$167,971

For the three and six months ended June 30, 2026 and 2025, expenses to related parties and their nature consists of:

	Three Months Ended
	June 30
Related Party	2026	2025	Nature of transaction	Financial Statement Line Item
A	$–	$25,300	Payment of operating expenses on behalf of the Company	Due to related party
A	$–	$25,000	Repayment of loan	Due to related party
C	$–	$5,600	Cash paid for consulting fees	Professional fees - related party
D	$–	$35,000	Cash paid for royalty and sales commissions	Cost of revenue - related party
D	$30,000	$–	Cash paid for consulting fees	Professional fees - related party
F	$–	$2,511,855	69,007 Series C preferred stock for services	Financing expense
G	$13,150	$–	Professional service - accounting	Professional fees - related party

	Six Months Ended
	June 30
Related Party	2026	2025	Nature of transaction	Financial Statement Line Item
A	$–	$2,103,600	150,000 Series C preferred stock for consulting fee	Professional fees - related party
A	$–	$25,300	Payment of operating expenses on behalf of the Company	Operating expenses
A	$–	$25,000	Repayment of loan	Due to related party
C	$–	$21,600	Cash paid for consulting fees	Professional fees - related party
C	$–	$4,000	Cash paid for consulting and advisory fees	Cost of revenue - related party
D	$–	$91,290	Cash paid for royalty and sales commissions	Cost of revenue - related party
D	$30,000	$–	Cash paid for consulting fees	Professional fees - related party
E	$–	$420,720	30,000 Series C preferred stock for management compensation	Management compensation
E	$–	$–	20,000 shares of Series C preferred stock for advisory fee	Professional fees - related party
F	$–	$2,511,855	69,007 Series C preferred stock for services	Financing expense
G	$5,505	$–	Edgar filing expense	General and administrative
G	$37,660	$–	Professional service - accounting	Professional fees - related party

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

Convertible note – related party

The components of convertible notes as of June 30, 2026 and December 31, 2025, were as follows:

			Effective	Stated
	Principal		Interest	Interest	June 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 2025	$2,222,000	April 28, 2026	16.25%	10%	$–	$2,000,000
Total Convertible notes					$–	$2,000,000
Less: Unamortized debt discount					–	(714,600)
					–	1,285,400
Less: Current portion					–	(1,285,400)
Long-term portion					$–	$–

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized interest expense and amortization of debt discount as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense - related party	$17,046	$64,241	$68,246	$95,447
Amortization of debt discount - related party	$10,516	$148,546	$736,600	$179,396

Conversion

In April 2026, related party F converted a convertible note with accrued interest of $35,917 into 940,799 shares of common stock with a conversion price of $2.40.

As of June 30, 2026 and December 31, 2025, the Company recorded accrued interest of $0 and $167,671, respectively.

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

Share exchange

On May 28, 2026, the Company entered into Stock Exchange and Stockholders Agreements (the “Exchange Agreements”) with the holders (the “Holders”) of the Company’s outstanding Series A Preferred Stock. Pursuant to the Exchange Agreements, the Company reacquired an aggregate of 1,666,667 shares of Series A Preferred Stock. At closing, the Company issued 103,558 shares of Series C Convertible Preferred Stock to BoltRock Holdings, LLC (“BRH”), and agreed to issue 467,012 shares of Series C Preferred Stock to TC Special Investments LLC (“TCSI”) on the date that is 18 months after closing, unless issued earlier in connection with a change of control of the Company which, under the TCSI Exchange Agreement, includes the appointment of Theodore S. Ralston to the Company’s board of directors (collectively, the “Exchange Shares”). As a result, the Company recorded the 103,558 shares of Series C Preferred Stock issued to BRH, and the Series C Preferred Stock payable representing the 467,012 shares to be issued to TCSI, as additional paid-in capital.

As of June 30, 2026 and December 31, 2025, there were 0 and 1,666,667, respectively, shares of Series A Preferred stock issued and outstanding.

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

During the six months ended June 30, 2026, the Company issued 103,558 shares of Series C Convertible Preferred Stock to BRH and 467,012 shares to be issued to TCSI.

During the six months ended June 30, 2025, the Company issued 344,007 shares of Series C Convertible Preferred Stock as follows:

•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	236,507 shares for services, valued at $4,860,875 at market price on issuance dates.
•	80,000 shares for compensation, valued at $1,520,720 at market price on issuance dates.

During the six months ended June 30, 2026, the holders of the Convertible Series C Preferred Stock converted 699,077 shares of the Company’s Convertible Series C Preferred Stock into 2,330,273 shares of the Company’s common stock, respectively.

As of June 30, 2026 and December 31, 2025, there were 212,149 and 807,668 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2026, the Company issued 3,990,659 shares of Common Stock as follows:

•	2,330,273 shares for conversion of 699,077 shares of Series C Preferred Stock
•	1,112,677 shares for conversion of debt of $3,517,783
•	55,333 shares for service, valued at $443,377
•	189,042 shares for cash and cashless exercise of warrants, for cash proceeds of $25,002
•	220,000 shares for stock payable for acquisition of IP, valued at $1,775,400, which was recorded as additional paid in capital as of December 31, 2025.
•	83,334 shares for management compensation valued at $566,672

During the six months ended June 30, 2025, the Company issued 29,245,272 shares of common stock as follows:

•	26,189,380 shares for conversion of Series C Preferred Stock.
•	3,045,892 shares for conversion of debt of $5,604,442.
•	10,000 shares for services, valued at $19,000.

As of June 30, 2026 and December 31, 2025, there were 22,512,974 and 18,522,315 shares of the Company’s common stock issued and outstanding, respectively.

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

During the three and six months ended June 30, 2026, the Company recorded compensation expense of $218,623 and $437,246, respectively. As of June 30, 2026, unrecognized compensation cost for unvested equity awards was $2,729,603.

Management stock compensation (PSU)

During 2025, the Company entered into employment and consulting agreements with our CEO, former CEO, COO and a Director. The stock compensation based on market capitalization condition is as follows:

Market capitalization for 30 consecutive days	Consulting agreement Former CEO and Chairman	Consulting agreement Chairman	Employment agreement COO	Employment agreement CEO
$120,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	–	–
$150,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$200,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$250,000,000	70,000 Series C Convertible Preferred Stock	70,000 Series C Convertible Preferred Stock	37,500 common stock	75,000 common stock
$300,000,000	–	–	37,500 common stock	75,000 common stock

Fair value ($)	1,932,000	3,165,000	1,740,000	1,580,000
Forfeiture Protection	Vests upon completion of Initial Term; awards survive termination	Vests upon completion of Initial Term; awards survive termination	Forfeited if terminated for cause or resignation	Forfeited if terminated for cause or resignation

The Company used the Monte Carlo model to calculate the fair value of compensation and estimated a total of the grant date fair value of $8,417,000. The Company records compensation expense over the term of a derived service period unless the condition is satisfied at an earlier date. During the three and six months ended June 30, 2026, the Company recorded compensation expense of $517,372 and $2,414,927, respectively. As of June 30, 2026, unrecognized compensation cost for unvested equity awards was $192,671 which is expected to be recognized over a remaining weighted-average period of 0.24 years.

As of June 30, 2026, market capitalization performance conditions had been achieved with respect to certain outstanding equity incentive awards. Theodore Ralston, the Company’s former Chief Executive Officer, and BoltRock Holdings, LLC, a Company controlled by the Company’s Chairman, each became eligible to receive 140,000 shares of Series C Convertible Preferred Stock, but each has elected to defer receipt of such shares. In addition, Wesley Bolsen, the Company’s Chief Executive Officer, and Andrew Hotsko, the Company’s Chief Operating Officer, became eligible to receive 75,000 and 37,500 shares of common stock, respectively, subject to approval by the Compensation Committee. No shares underlying these awards had been issued as of June 30, 2026.

For the year ended December 31, 2025, the estimated fair values of the awards were measured using the following significant assumptions:

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

Warrants

In April 2026, the Company issued 46,250 warrants to a related party F for services. The warrant is for a period of five years at an exercise price per share of $3.00. The Company recorded the warrants value of $361,801 to additional paid-in capital.

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

The Company utilized the following assumptions:

June 30,
2026
Expected term	5.00 years
Expected average volatility	89%
Risk-free interest rate	3.95%
Expected dividend yield	–

A summary of activity of the warrants during the six months ended June 30, 2026 is as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining Contractual Life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2025	2,909,434	$3.66	4.37
Granted	46,250	3.00	5.00
Exercised	(201,043)	0.56	–
Outstanding, June 30, 2026	2,754,641	$3.67	3.88

Exercisable, June 30, 2026	2,421,307	$4.41	3.94

The intrinsic value of the warrants as of June 30, 2026 is approximately $5.0 million.

Note 12 – Disaggregated revenue and Concentration

During the three and six months ended June 30, 2026 and 2025, disaggregated revenue was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Products sale	$205,673	$446,785	$409,069	$1,051,267
Product installation service	74,993	240,853	216,512	605,753
	$280,666	$687,638	$625,581	$1,657,020

During the three and six months ended June 30, 2026 and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue for the three and six months ended June 30, 2026 and 2025 and accounts receivable as of June 30, 2026 and December 31, 2025.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Number of customers (more than 10% of revenue)	3	3	3	1
Total revenue of top 5 customers	71.9%	78.4%	52.5%	40.7%

	June 30,	December 31,
	2026	2025
Number of customers (more than 10% of accounts receivable)	4	3
Total % of accounts receivable balance (more than 10%)	89.9%	61.1%

Purchase and accounts payable for Inventory

	Percentage of Purchases		Percentage of Purchases		Percentage of
	For three months ended		For six months ended		Accounts payable for purchase
	June 30,		June 30,		June 30,	December 31
	2026	2025	2026	2025	2026	2025
Supplier A	–	25.1%	73.0%	36.5%	–	98.8%
Supplier B	28.9%	6.2%	5.3%	5.0%	–	1.2%
Supplier C	12.2%	–	1.9%	–	–	–
Supplier D	57.6%	–	12.2%	3.6%	–	–
Supplier E	–	–	–	15.2%	–	–
Supplier F	–	43.1%	–	19.8%	–	–
Total (as a group)	98.7%	74.4%	92.4%	80.1%	–	100.0%

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

Note 13 – Segment

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

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$280,666	$687,638	$625,581	$1,657,020

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	271,628	371,392	497,205	928,362
Cost of revenue - related parties	–	–	–	60,290
Amortization and depreciation	123,850	77,107	249,534	151,646
General and administrative	218,290	270,227	628,246	473,398
Advertising and marketing	210,792	152,608	348,392	257,104
Payroll and management compensation	2,061,328	2,334,698	5,168,695	3,008,121
Professional fees	648,710	445,668	1,328,552	1,072,986
Professional fees - related parties	43,150	12,300	67,660	2,131,900
Research and development expense	197,067	41,276	278,592	49,307
Total operating expenses	3,774,815	3,705,276	8,566,876	8,133,114

Loss from operations	(3,494,149)	(3,017,638)	(7,941,295)	(6,476,094)

	June 30,	December 31,
	2026	2025
Total Assets	$10,036,040	$14,183,519

Note 14 – Subsequent Events

Management has evaluated subsequent events through August 7, 2026, which is the date these financial statements were available to be issued. Based on our evaluation, no material events have occurred that require disclosure, except as follows:

•	Issuance of 37,500 common shares to our COO for RSU vesting
•	Issuance of 3,000 common shares to a consultant valued at $16,800

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

As used in this Quarterly Report, the terms “we”, “us”, “our” and “our company” mean CitroTech Inc.

Overview

We are a specialty chemical company focused on environmentally friendly fire inhibitor products serving the wildland fire, residential and commercial property protection, and wood products industries across the United States and Canada. Our fire inhibitor formulations are also used by the lumber and building materials industry for fire retardant treatment applications.

The Company’s management team is highly experienced at building and running companies, as well as commercializing and executing on strategic partnerships for the sale of products and services.

Since Mighty Fire Breaker LLC (“MFB Ohio”) acquired from Mighty Fire Breaker LLC (“MFB California”) the MFB portfolio of intellectual property on April 13, 2022, our management team has continued to develop and refine our product formulations. The Company has received significant third-party recognition for these efforts, including twice receiving the EPA Safer Choice designation. Our product is the first and only fire inhibitor recognized by the EPA as safe for the environment. We also are the first fire inhibitor to receive UL GREENGUARD Gold certification, which reflects minimal impact on indoor air quality from toxic smoke over extended exposure. Our products have been adopted by fire departments throughout the State of California.

CitroTech has been issued 31 patents and has 56 patents pending. We are expanding our patent portfolio and technology platform into additional markets that can benefit from environmentally safe alternatives to legacy fire retardant and fire retardant-treated wood products. Using this technology, CitroTech has developed products that help achieve Class-A fire rating for lumber and engineered wood products. We are in the initial phases of commercializing this product. In April 2026, CitroTech and Hexion Inc. formed a 50/50 global joint venture named HexiTech LLC, a Delaware limited liability company that will work to commercialize the CitroTech product into factory applied lumber and wood products. This venture will be the Company’s primary go-to-market channel for this portion of the business.

The Company is also actively deploying proactive wildfire defense systems on residential and commercial properties under the CitroSafe Systems brand. CitroSafe Systems are self-contained sprinkler installations that utilize our patented CitroTech product. These systems deploy our fire inhibitor in advance of wildfires to help prevent the advance of fires and reduce structural risk. In addition to protecting property owners from the ravages of wildfires, this offering addresses a significant and growing insurance market disruption across the Western United States, where carriers have curtailed or declined to write wildfire coverage on new construction and are cancelling or not renewing existing policies in the Wildland-Urban Interface (“WUI”). WUI is the transitional zone between undeveloped land and built environments that is at elevated risk of catastrophic wildfire loss. The Company is working with a large insurance broker to offer insurance coverage to customers who install a CitroSafe proactive wildfire system, with policies underwritten by established insurance carriers. This program is currently in the proof-of-concept phase.

Our management team consists of four individuals: Wesley J. Bolsen, Chief Executive Officer; Andrew Hotsko, Chief Operating Officer; Nanuk Warman, Secretary and Chief Financial Officer; and Anthony Newton, General Counsel.

Known Trends and Uncertainties

Growth in Fire Safety

We believe that fire safety benefits from several growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing urban component moving into the WUI, resulting in increased demand for specialty chemical fire inhibitors, thereby increasing production. We believe these trends are prevalent in North America, as well as globally, and we expect these trends to continue driving growth in demand for fire retardants and fire retardant treated lumber products. We have expanded our certified partner network to more than 20 organizations in the second quarter of 2026 that will install systems and/or apply CitroTech product around homes and in the community.

We are working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardants. This growth includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). Fire prevention products can be used to help prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as along roadsides, under power lines, along railroad rights-of-way, and around residential neighborhoods and commercial infrastructure. Treating these areas ahead of the fire season can help to prevent ignitions from equipment failures or sparks until a significant rainfall occurs. This prevention effort was proven by San Diego announcing an expansion of their CitroTech treatment program during 2026 based on success seen in 2025. Although there is no certainty in wildfire defense, when our CitroSafe system is installed, we fill it with our CitroTech product. Thereafter, we will conduct an annual inspection of the system to help ensure it is ready to help defend against a wildfire. While there is no specific useful life for our product, if the system has not been deployed since the third anniversary of the initial installation, or three years following an annual inspection, in an abundance of caution we will recommend the customer replace the CitroTech product. In addition, we suggest spraying CitroTech in areas surrounding the property that pose the greatest risk to help reduce the risk posed by dry vegetation, decks, garden bark, and fences.

We have invested and intend to continue investing in the expansion of our fire retardant and lumber treatment business through product development and business development to grow our customer base.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of commercial entities, residential homeowners and fire departments to prevent fires and protect assets, as well as the use and expansion of Class A Fire Retardant Treated lumber and wood products. As such, our financial condition and results of operations are significantly impacted by weather, which impact the number and severity of fires in any given year. Typically, sales of our product are higher during the summer months in the United States due to weather patterns that are generally correlated to a higher prevalence of wildfires due to drought. We believe orders will generally peak during the late summer months, but with expanded fire seasons in the United States, ignitions may continue through late fall or even into the winter months.

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

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for six months ended June 30, 2026 and 2025, which are included herein.

Our results of operations for the three months ended June 30, 2026 and 2025 are summarized below:

	Three Months Ended
	June 30,
	2026	2025	Change	%
Revenue	$280,666	$687,638	$(406,972)	(59%	)
Operating expenses	3,774,815	3,705,276	69,539	2%
Other expense	408,405	8,886,380	(8,477,975)	(95%	)
Net loss	$(3,902,554)	$(11,904,018)	$(8,001,464)	(67%	)

Revenue

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the three months ended June 30, 2026, revenue decreased $407,000, or 59%, compared to the three months ended June 30, 2025. The rare situation of a devastating fire in both the Pacific Palisades and Eaton Canyon, in the first quarter of 2025 added to system revenue in the first quarter of 2025 that was not seen in 2026. In addition, revenue that was booked in the first half of 2025 related to CitroSafe systems is being shifted to our Certified Partners for the installation of systems, with higher margin CitroTech chemical sales that are being put into the system mostly starting after the end of the second quarter. This strategic shift will drive the installation of more systems with more CitroTech product and recurring income in the future from a redeveloped control system. This accounts for some of the change in revenues from the prior year quarter. Although the 50/50 joint venture with Hexion was formed in Q2 2026, no revenues were generated from the joint venture in the early days of getting it established.

Our revenues consisted of the following:

	Three Months Ended
	June 30,
	2026	2025
Products sale	$205,673	$446,785
Product installation service	74,993	240,853
	$280,666	$687,638

Our revenues from significant customers for the three months ended June 30, 2026 and 2025, are as follows:

	Three months ended
	June 30,
	2026	2025
Number of customers (more than 10% of revenue)	3	3
Total revenue of top 5 customers	71.9%	78.4%

Our revenue is currently project- and event-driven rather than subscription- or contract-based, and we do not currently have a meaningful base of recurring customers. The decrease in our top-five customer concentration to 71.9% in the three months ended June 30, 2026, from 78.4% in the comparable 2025 period, reflects both the absence of the Pacific Palisades and Eaton Canyon fire deployments that drove revenue in the prior period and the early-stage nature of our commercial customer base. We expect customer concentration to remain elevated until our channel partner program and recurring utility and structural-protection customer relationships further mature.

Operating Expenses

	Three Months Ended
	June 30,
	2026	2025	Change	%
Cost of revenue	$271,628	$371,392	$(99,764)	(27%	)
Amortization and depreciation	123,850	77,107	46,743	61%
General and administrative	218,290	270,227	(51,937)	(19%	)
Advertising and marketing	210,792	152,608	58,184	38%
Payroll and management compensation	2,061,328	2,334,698	(273,370)	(12%	)
Professional fees	691,860	457,968	233,892	51%
Research and development expense	197,067	41,276	155,791	377%
Total operating expenses	$3,774,815	$3,705,276	$69,539	2%

The increase in operating expenses was primarily attributed to increases in professional fees, research and development costs, and advertising and marketing, partially offset by decreases in management compensation and cost of revenue.

Cost of revenue

	Three Months Ended
	June 30,
	2026	2025	Change	%
Cost of inventory	$207,418	$304,791	$(97,373)	(32%	)
Freight and shipping	5,629	5,899	(270)	(5%	)
Rent expense	58,581	60,702	(2,121)	(3%	)
Total cost of revenue	$271,628	$371,392	$(99,764)	(27%	)

During the three months ended June 30, 2026, the cost of revenue decreased over the three months ended June 30, 2025, primarily due to a decrease in cost of inventory.

Cost of inventory consists of product costs, direct labor, related supplies, and direct testing of our CitroTech product and the various components required for installation of CitroSafe™ systems. Cost of inventory decreased during the three months ended June 30, 2026, compared to the comparable 2025 period, primarily due to lower product sales volume.

Freight and shipping relate to costs for shipping products to customers.

Rent expenses are warehouse and facility rent expenses.

Amortization and depreciation

Amortization and depreciation expenses are from the amortization of patents and technology and the depreciation of vehicles, furniture and equipment.

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT, public listing fees, and other office related expenses. For the three months ended June 30, 2026, we incurred decreased expenditures on our website and IT development and general office offset by an increase in insurance and public listing fees.

Advertising and marketing

The increase in advertising and marketing during the three months ended June 30, 2026, over the three months ended June 30, 2025, is primarily due to supporting revenue growth in addition to investor relations activities after being uplisted to the NYSE American. This includes rebranding efforts around the official company name change to CitroTech Inc. from General Enterprise Ventures Inc as well as the product labels moving from Mighty Fire Breaker to CitroTech and the conversion of relevant website and marketing materials.

Professional fees

The professional fees during the three months ended June 30, 2026, primarily included stock-based compensation of $283,000 to advisors to our subsidiary MFB, and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2026. The professional fees during the three months ended June 30, 2025, did not include stock-based compensation. Professional fees were for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.

Payroll and management compensation

During the three months ended June 30, 2026, management compensation decreased to $2.1 million from $2.3 million in the prior period. This decrease was primarily attributable to the buildout of a full executive management team during 2025, including the appointment of a Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Compensation during 2026 and 2025, primarily included stock-based management compensation of $1.3 million and $1.9 million, respectively. Payroll compensation to employees during 2026, was approximately $0.8 million as compared to $0.4 million during 2025.

Research and development costs

We continue to invest heavily in the testing and certifications of CitroTech treated products as well as in advance of submitting formulas for approval to apply product onto federal lands. We are spending on outside testing to ensure that our products can pass the rigorous US Forest Service QPL testing as well as funding an additional product to be submitted to the US Forest Service for testing. We expect to continue growing R&D spend over historical spend as we add additional product lines and invest in the future of the company. This includes funded research programs with Texas A&M on new products that were not underway in 2025.

Other Expenses

For the three months ended June 30, 2026 and 2025, the other expenses consisted of interest expense primarily related to convertible notes payable issued in 2025 of $31,000 and convertible notes payable issued in 2025 and 2024 of $764,000, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $0 and $3.0 million, respectively, financing expense of $361,000 and $2.5 million, respectively, and loss on settlement of debt of $0 and $2.6 million, respectively. Settlement of debt in 2025 was the conversion of convertible notes issued in 2024. Financing expense is from 69,007 shares of Series C Convertible Preferred stock issued to BoltRock Holdings, LLC (“BRH”) in 2025.

Net loss

The net loss for the three months ended June 30, 2026 was approximately $3.9 million, a decrease of approximately $8.0 million as compared to the three months ended June 30, 2025, primarily due to a significant reduction in other expenses, partially offset by lower revenue and higher operating expenses.

Our results of operations for the six months ended June 30, 2026 and 2025 are summarized below:

	Six months ended
	June 30,
	2026	2025	Change	%
Revenue	$625,581	$1,657,020	$(1,031,439)	(62%	)
Operating expenses	8,566,876	8,133,114	433,762	5%
Other expenses	2,171,823	16,331,328	(14,159,505)	(87%	)
Net loss	$(10,113,118)	$(22,807,422)	$(12,694,304)	(56%	)

Revenue

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the six months ended June 30, 2026, revenue decreased $1.0 million, or 62%, compared to the six months ended June 30, 2025. The rare situation of a devastating fire in both the Pacific Palisades and Eaton Canyon in the first six months of 2025 added to system revenue in the first half of 2025 that was not seen in the first half of 2026.

Our revenues consisted of the following:

	Six months ended
	June 30,
	2026	2025
Products sale	$409,069	$1,051,267
Product installation service	216,512	605,753
	$625,581	$1,657,020

Our revenues from significant customers for the six months ended June 30, 2026 and 2025, are as follows:

	Six months ended
	June 30,
	2026	2025
Number of customers (more than 10% of revenue)	3	1
Total revenue of top 5 customers	52.5%	40.7%

Our revenue is project- and event-driven rather than subscription- or contract-based, and we do not currently have a meaningful base of recurring customers. The increase in our top-five customer concentration to 52.5% in the six months ended June 30, 2026, from 40.7% in the comparable 2025 period, reflects both the absence of the Pacific Palisades and Eaton Canyon deployments that drove revenue in the prior period and the early-stage nature of our commercial customer base. We expect customer concentration to remain elevated until our channel partner program and recurring utility and structural-protection customer relationships further mature.

Operating Expenses

	Six months ended
	June 30,
	2026	2025	Change	%
Cost of revenue	$497,205	$988,652	$(491,447)	(50%	)
Amortization and depreciation	249,534	151,646	97,888	65%
General and administrative	628,246	473,398	154,848	33%
Advertising and marketing	348,392	257,104	91,288	36%
Payroll and management compensation	5,168,695	3,008,121	2,160,574	72%
Professional fees	1,396,212	3,204,886	(1,808,674)	(56%	)
Research and development expense	278,592	49,307	229,285	465%
Total operating expenses	$8,566,876	$8,133,114	$433,762	5%

The increase in operating expenses was primarily attributed to increases in management compensation offset by a decrease in cost of revenue and professional fees.

Cost of revenue

	Six months ended
	June 30,
	2026	2025	Change	%
Cost of inventory	$372,848	$821,234	$(448,386)	(55%	)
Freight and shipping	8,090	6,059	2,031	34%
Consulting and advisory-related party	–	4,000	(4,000)	(100%	)
Royalty and sales commission-related party	–	56,290	(56,290)	(100%	)
Rent expense	116,267	101,069	15,198	15%
Total cost of revenue	$497,205	$988,652	$(491,447)	(50%	)

During the six months ended June 30, 2026, the cost of revenue decreased over the six months ended June 30, 2025, primarily due to a decrease in cost of inventory.

Cost of inventory consists of product costs, direct labor, related supplies, and direct testing of our CitroTech product and the various components required for installation of CitroSafe™ systems. Cost of inventory decreased during the six months ended June 30, 2026, compared to the comparable 2025 period, primarily due to lower product sales volume.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

We did not have royalty and sales commissions to a related party in the six months ended June 30, 2026. During the first quarter of 2025, we recognized $56,000 as an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue. In March 2025, we entered into a new contract under which the consulting and advisory royalty arrangement was terminated.

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

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT, public listing fees, and other office related expenses. For the six months ended June 30, 2026, we incurred increased expenditures on public listing fee, our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the six months ended June 30, 2026, over the six months ended June 30, 2025, is primarily due to supporting revenue growth in addition to investor relations activities after being uplisted to the NYSE American. This includes rebranding efforts around the official company name change to CitroTech Inc. from General Enterprise Ventures Inc as well as the product labels moving from Mighty Fire Breaker to CitroTech and the conversion of relevant website and marketing materials. We attended and helped to fund events in the wildfire industry to expose leaders in the fire industry to the CitroTech product, which we believe will lead to sales in the future.

Professional fees

The professional fees during the six months ended June 30, 2026, primarily included stock-based compensation of $443,000 to advisors, and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2026. In addition, we had expenses related to the formation of the HexiTech Joint Venture between CitroTech and Hexion that were a one-time expense. The professional fees during the six months ended June 30, 2025, primarily included stock-based management compensation of $2.3 million, of which $2.1 million was to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.

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

Payroll and management compensation

During the six months ended June 30, 2026, management compensation increased to $5.2 million from $3.0 million in the prior period. This increase was primarily attributable to the buildout of a full executive management team during 2025, including the appointment of a Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Compensation during 2026, primarily included stock-based management compensation of $3.4 million, and payroll to management of $0.8 million and employees of approximately $1.1 million. The significant increase in stock-based compensation reflects the transition from a single-executive structure in the first quarter of 2025. Compensation during 2025, primarily included stock-based management compensation of $2.3 million and payroll to management of $0.5 million and employees of $0.2 million.

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

Other Expenses

For the six months ended June 30, 2026 and 2025, the other expenses consisted of interest expense primarily related to convertible notes payable issued in 2025 of $973,000 and convertible notes payable issued in 2025 and 2024 of $1.2 million, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $0 and $3.8 million, respectively, financing expense of $0.4 million and $8.7 million, respectively, and loss on settlement of debt of $847,000 and $2.6 million, respectively. Settlement of debt in 2026 is the conversion of convertible notes issued in 2025. Settlement of debt in 2025 is conversion of convertible notes issued in 2024. Financing expense is from 4 million warrants granted to a financial advisor and 69,007 shares of Series C Convertible Preferred stock issued to BRH in 2025.

Net loss

The net loss for the six months ended June 30, 2026 was approximately $10.1 million, a decrease of approximately $12.7 million as compared to the six months ended June 30, 2025, primarily due to a significant reduction in other expenses, partially offset by lower revenue and higher operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $10.1 million and $22.8 million for the six months ended June 30, 2026 and 2025, respectively. During fiscal year 2025, we completed a debt offering in February and an equity offering in September and October which generated net proceeds of approximately $3.7 million and $8.1 million, respectively.

Working capital

	June 30,	December 31,
	2026	2025	Change
Current assets	$3,682,667	$7,415,426	$(3,732,759)
Current liabilities	420,088	2,169,626	(1,749,538)
Working capital	$3,262,579	$5,245,800	$(1,983,221)

As of June 30, 2026 and December 31, 2025, the current assets consisted of cash of $2.5 million and $6.3 million, respectively, inventory of $579,000 and $621,000, respectively, accounts receivable of $165,000 and $209,000, respectively, and prepaid expenses and other current assets of $419,000 and $317,000, respectively.

As of June 30, 2026 and December 31, 2025, the current liabilities consisted of accounts payable and accrued liabilities of $222,000 and $316,000, respectively, deferred revenue of $21,000 and $3,000, respectively, due to related parties of $5,000 and $168,000, respectively, convertible notes net of discount of $0 and $219,000, respectively, convertible note – related party of $0 and $1.3 million, respectively, current portion of financing loan of $15,000 and $30,000 respectively, and current portion of operating lease liability of $157,000 and $148,000, respectively.

The decrease in working capital in 2026 was primarily due to a decrease in cash of $3.7 million for operating activities, offset by a decrease in convertible debt due to conversions into common stock.

Cash Flows

For the six months ended June 30, 2026 and 2025

	Six months ended
	June 30,
	2026	2025	Change
Cash used in operating activities	$(3,842,728)	$(1,925,535)	$1,917,193
Cash provided by (used in) investing activities	1,773	(167,744)	169,517
Cash provided by financing activities	91,666	3,645,234	(3,553,568)
Net Change in cash	$(3,749,289)	$1,551,955	$(5,301,244)

Operating Activities

We have not generated positive cash flows from operating activities.

For the six months ended June 30, 2026, net cash flows used in operating activities consisted of a net loss of $10.1 million, reduced by stock-based compensation of $4.2 million, non-cash lease expenses of $78,000, amortization and depreciation of $250,000, amortization of debt discount of $892,000, loss on settlement of debt of $847,000, loss on disposal of equipment of $32,000, and increased by bad debt recovery of $20,000, and net changes in operating assets and liabilities of $33,000.

For the six months ended June 30, 2025, net cash flows used in operating activities consisted of a net loss of $22.8 million, reduced by stock-based compensation of $13.3 million, non-cash lease expenses of $86,000, amortization and depreciation of $151,000, amortization of debt discount of $1.0 million, loss on settlement of debt of $2.6 million and changes in derivative liability of $3.8 million, and increased by net changes in operating assets and liabilities of $110,000.

Investing Activities

For the six months ended June 30, 2026 and 2025, the net cash flows provided by (used in) investing activities consisted of the purchase of equipment of $11,000 and $168,000 and sales of equipment of $12,500 and $0, respectively.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities consisted of $96,000 capital contribution from a related party and proceeds from the exercise of warrants of $25,000, and repayment of a financing loan of $30,000.

For the six months ended June 30, 2025, net cash provided by financing activities consisted of $260,000 proceeds from the issuance of Series C Convertible Preferred Stock, $3.7 million from the issuance of convertible promissory notes and associated warrants, $59,000 deferred offering cost payment, and repayment of loans of $241,000.

Contractual Obligations

Financing loans

We had a financing loan for the purchase of a vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

Lease Agreements

We have one lease classified as an operating lease for office and warehouse purposes. The following table outlines maturities of our lease liabilities as of June 30, 2026:

Year ending December 31,
2026 (remaining six months)	$98,654
2027	203,228
2028	211,357
2029	219,812
2030	55,486
788,537
Less: Imputed interest	(94,886)
Operating lease liabilities	$693,651

Liquidity

We have incurred losses since inception and incurred a net loss of $10.1 million during the six months ended June 30, 2026. However, in September 2025, we completed an equity offering which generated net proceeds of $5.4 million. Additionally, in October 2025, we completed an equity offering which generated net proceeds of $2.7 million.

Our existing cash resources, if necessary, could provide sufficient funds to carry out our planned operations through fiscal year 2026. To more rapidly grow our revenue and continue operations beyond such time frame, we will be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. We may also raise capital through public or private offerings of equity or debt securities or by entering into a credit facility. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, the Company issued 408,334 unregistered shares of Common Stock as follows:

•	33,333 shares of Common Stock issued to consultants for services, valued at $282,997; and
•	375,001 shares of Common Stock issued on conversion of 112,500 shares of Series C Convertible Preferred Stock

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Articles of Domestication/Articles of Incorporation	10-K	3.1	04/15/2024
3.2	Amendment to Articles of Incorporation	10-K	3.2	03/31/2025
3.3	Amendment to Articles of Incorporation	8-K	3.1	09/10/2025
3.4	Amended and Restated Bylaws	10-Q	3.4	11/12/2025
3.5	Second Amended and Restated Designations and Preferences of Series A Preferred Stock	10-K	3.4	03/31/2025
3.6	Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock	10-K	3.5	03/31/2025
3.7	Articles of Amendment to the Articles of Incorporation	8-K	3.1	01/28/2026
3.8	Certificate of Name Change	8-K	3.2	01/28/2026
4.1	Warrant Agreement dated April 7, 2026, by and between the Company and BoltRock Holdings, LLC	S-1	4.11	04/09/2026
10.1	Transition Agreement, dated April 1, 2026, by and between CitroTech Inc. and Stephen Conboy	8-K	10.1	04/03/2026
10.2	Limited Liability Company Agreement of HexiTech LLC, dated April 17, 2026, by and between CitroTech Inc. and Hexion Inc.	8-K	10.1	04/21/2026
10.3	Intellectual Property License Agreement, dated April 17, 2026, by and among CitroTech Inc., Mighty Fire Breaker, LLC and HexiTech LLC	8-K	10.2	04/21/2026
10.4	Stock Exchange and Stockholders Agreement, dated May 28, 2026, by and between CitroTech Inc. and BoltRock Holdings, LLC	8-K	10.1	06/01/2026
10.5	Stock Exchange and Stockholders Agreement, dated May 28, 2026, by and between CitroTech Inc. and TC Special Investments LLC	8-K	10.2	06/01/2026
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_________

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CitroTech Inc.

Dated: August 7, 2026	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer (Principal Financial and Accounting Officer)

