Form 10-Q/A
period 2026-06-30
CitroTech Inc.
filed 2026-08-10
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of CitroTech Inc. for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2026 (the “Original Filing”), is being filed solely to include the Interactive Data Files included as Exhibit 101 and Exhibit 104 in accordance with Rule 405 of Regulation S-T.

In connection with this Amendment, and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including new certifications from its principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment does not modify, amend or update the financial statements, disclosures or other information contained in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing date of the Original Filing and does not modify or update the disclosures in the Original Filing for any subsequent events.

Except as described above, no changes have been made to the Original Filing.

3

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

CitroTech Inc.

Dated: August 10, 2026	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer (Principal Financial and Accounting Officer)

