Form 10-Q
period 2026-09-30
CitroTech Inc.
filed 2026-11-10
CIK 894556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 10, 2026, 24,958,180 shares of the Company’s common stock were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Index to Unaudited Interim Consolidated Financial Statements

September 30, 2026

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$1,088,701	$6,268,591
Accounts receivable, net	263,751	209,047
Inventory	542,280	620,768
Prepaid expenses	313,740	317,020
Deferred offering costs	134,295	–
Total Current Assets	2,342,767	7,415,426

Non-Current Assets
Intangible assets, net	5,040,565	5,326,960
Operating lease right-of-use asset	636,055	753,363
Equipment, net	469,495	630,279
Security deposit	57,491	57,491
Total Non-Current Assets	6,203,606	6,768,093

Total Assets	$8,546,373	$14,183,519

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$589,605	$316,321
Deferred revenue	12,466	3,000
Convertible notes, net of discount	–	219,321
Convertible notes, net of discount - related parties	–	1,285,400
Due to related parties	2,700	167,971
Financing loan - current portion	16,591	30,000
Operating lease liability - current portion	161,560	147,613
Total Current Liabilities	782,922	2,169,626

Non-Current Liabilities
Financing loan	60,591	133,381
Operating lease liability	494,396	617,598
Total Non-Current Liabilities	554,987	750,979

Total Liabilities	1,337,909	2,920,605

Stockholders' Equity
Preferred Stock, par value $0.0001, authorized 30,000,000 shares:
Series A Preferred Stock, par value $0.0001, designated 10,000,000 shares, 0 and 1,666,667 shares issued and outstanding, respectively	–	167
Series C Convertible Preferred Stock, par value $0.0001, designated 10,000,000 shares, 212,149 and 807,668 shares issued and outstanding, respectively	21	81
Common Stock, par value $0.0001, authorized 1,000,000,000 shares, 22,718,180 and 18,522,315 issued and outstanding, respectively	2,272	1,852
Additional paid-in capital	132,802,205	124,463,845
Accumulated deficit	(125,596,034)	(113,203,031)
Total Stockholders' Equity	7,208,464	11,262,914
Total Liabilities and Stockholders' Equity	$8,546,373	$14,183,519

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$664,328	$288,212	$1,289,909	$1,945,232

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	474,535	575,603	1,201,385	1,503,965
Cost of revenue - related parties	–	–	–	60,290
Amortization and depreciation	120,820	90,054	370,354	241,700
General and administrative	278,894	269,703	907,140	743,101
Advertising and marketing	294,396	232,569	642,788	489,673
Payroll and management compensation	999,271	2,437,089	5,938,321	5,445,210
Professional fees	625,651	820,968	1,954,203	1,881,254
Professional fees - related parties	11,400	20,224	79,060	2,164,824
Research and development expense	145,919	79,700	424,511	129,008
Total operating expenses	2,950,886	4,525,910	11,517,762	12,659,025

Loss from operations	(2,286,558)	(4,237,698)	(10,227,853)	(10,713,793)

Other income (expense)
Interest expense	(2,131)	(360,236)	(170,533)	(1,323,112)
Interest expense - related party	–	(980,494)	(804,847)	(1,255,337)
Interest income	8,804	4,423	51,654	8,381
Financing expense	–	–	–	(6,167,334)
Financing expense - related party	–	–	(361,801)	(2,511,855)
Gain (loss) on fair value of derivative liability	–	1,775,000	–	(2,002,767)
Loss on sales of assets	–	–	(32,257)	–
Loss on settlement of debt	–	(4,130,203)	(847,366)	(6,770,814)
Total other income (expense)	6,673	(3,691,510)	(2,165,150)	(20,022,838)

Loss before taxes	(2,279,885)	(7,929,208)	(12,393,003)	(30,736,631)

Provision for income taxes	–	–	–	–
Net loss	$(2,279,885)	$(7,929,208)	$(12,393,003)	$(30,736,631)

Comprehensive loss	$(2,279,885)	$(7,929,208)	$(12,393,003)	$(30,736,631)

Net loss per common share - basic and diluted	$(0.10)	$(0.59)	$(0.59)	$(2.88)
Basic and diluted weighted average number of common shares outstanding	22,175,863	13,521,896	21,073,842	10,673,390

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three and nine months ended September 30, 2026

	Series A		Series C Convertible				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2025	1,666,667	$167	807,668	$81	18,522,315	$1,852	$124,463,845	$(113,203,031)	$11,262,914
Common stock issued for conversion of debt	–	–	–	–	171,878	17	1,259,849	–	1,259,866
Common stock issued for services	–	–	–	–	22,000	2	160,378	–	160,380
Common stock issued for cashless exercise of warrants	–	–	–	–	180,708	18	(18)	–	–
Common stock issued for stock payable	–	–	–	–	220,000	22	(22)	–	–
Management stock compensation	–	–	–	–	–	–	2,116,178	–	2,116,178
Contributed capital	–	–	–	–	–	–	96,258	–	96,258
Net loss	–	–	–	–	–	–	–	(6,210,564)	(6,210,564)
Balance - March 31, 2026	1,666,667	$167	807,668	$81	19,116,901	$1,911	$128,096,468	$(119,413,595)	$8,685,032
Series A Preferred Stock exchanged for Series C Preferred Stock and Series C Preferred Stock payable	(1,666,667)	(167)	103,558	10	–	–	157	–	–
Common stock issued for conversion of Series C Preferred Stock	–	–	(699,077)	(70)	2,330,273	233	(163)	–	–
Common stock issued for services	–	–	–	–	33,333	4	282,993	–	282,997
Common stock issued for conversion of debt	–	–	–	–	940,799	94	2,257,823	–	2,257,917
Common stock issued for exercise of warrants	–	–	–	–	8,334	1	25,001	–	25,002
Management stock compensation	–	–	–	–	83,334	8	1,302,659	–	1,302,667
Warrants issued for services	–	–	–	–	–	–	361,801	–	361,801
Net loss	–	–	–	–	–	–	–	(3,902,554)	(3,902,554)
Balance - June 30, 2026	–	$–	212,149	$21	22,512,974	$2,251	$132,326,739	$(123,316,149)	$9,012,862
Common stock issued for cashless exercise of warrants	–	–	–	–	164,706	17	(17)	–	–
Common stock issued for services	–	–	–	–	3,000	–	16,800	–	16,800
Management stock compensation	–	–	–	–	37,500	4	393,006	–	393,010
Warrants issued for services	–	–	–	–	–	–	65,677	–	65,677
Net loss	–	–	–	–	–	–	–	(2,279,885)	(2,279,885)
Balance - September 30, 2026	–	$–	212,149	$21	22,718,180	$2,272	$132,802,205	$(125,596,034)	$7,208,464

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three and nine months ended September 30, 2025

	Series A		Series C Convertible				Additional		Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	1,666,667	$167	3,001,969	$300	6,140,264	$614	$79,680,114	$(76,365,388)	$3,315,807
Series C Preferred Stock issued for cash	–	–	27,500	3	–	–	259,997	–	260,000
Series C Preferred Stock issued for services	–	–	167,500	17	–	–	2,349,003	–	2,349,020
Series C Preferred Stock issued for compensation	–	–	30,000	3	–	–	420,717	–	420,720
Common stock issued for conversion of Series C Preferred Stock	–	–	(776,831)	(78)	2,589,450	259	(181)	–	–
Common stock warrants issued	–	–	–	–	–	–	8,649,503	–	8,649,503
Net loss	–	–	–	–	–	–	–	(10,903,404)	(10,903,404)
Balance - March 31, 2025	1,666,667	$167	2,450,138	$245	8,729,714	$873	91,359,153	$(87,268,792)	$4,091,646
Series C Preferred Stock issued for services	–	–	69,007	7	–	–	2,511,848	–	2,511,855
Series C Preferred Stock issued for compensation	–	–	50,000	5	–	–	1,099,995	–	1,100,000
Common stock issued for conversion of Series C Preferred Stock	–	–	(532,638)	(53)	1,775,466	178	(125)	–	–
Common stock issued for services	–	–	–	–	1,667	–	19,000	–	19,000
Common stock issued for conversion of debts	–	–	–	–	507,661	50	5,604,392	–	5,604,442
Management stock compensation	–	–	–	–	–	–	767,669	–	767,669
Net loss	–	–	–	–	–	–	–	(11,904,019)	(11,904,019)
Balance - June 30, 2025	1,666,667	$167	2,036,507	$204	11,014,508	$1,101	$101,361,932	$(99,172,811)	$2,190,593
Series C Preferred Stock issued for cash	–	–	420,943	42	–	–	5,395,755	–	5,395,797
Series C Preferred Stock issued for services	–	–	5,000	–	–	–	98,167	–	98,167
Series C Preferred Stock issued for compensation	–	–	6,250	1	–	–	117,916	–	117,917
Common stock issued for conversion of debt	–	–	–	–	818,709	82	5,124,232	–	5,124,314
Common stock issued for conversion of Series C Preferred Stock	–	–	(1,705,000)	(171)	5,683,336	568	(397)	–	–
Common stock issued for services	–	–	–	–	36,000	4	215,636	–	215,640
Management stock compensation	–	–	–	–	150,000	15	1,692,447	–	1,692,462
Reclassification of derivative liability to equity	–	–	–	–	–	–	1,604,000	–	1,604,000
Reverse stock split adjustment	–	–	–	–	359	–	–	–	–
Net loss	–	–	–	–	–	–	–	(7,929,208)	(7,929,208)
Balance - September 30, 2025	1,666,667	$167	763,700	$76	17,702,912	$1,770	$115,609,688	$(107,102,019)	$8,509,682

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(12,393,003)	$(30,736,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,337,709	10,844,329
Stock-based compensation - related party	361,801	4,615,455
Bad debt expense recovery	(20,000)	–
Non-cash lease expenses	117,308	123,334
Amortization and depreciation	370,354	241,700
Amortization of debt discount	155,679	1,131,734
Amortization of debt discount - related party	736,600	1,094,944
Loss on settlement of debt	847,366	6,770,814
Loss on fair value of derivative liability	–	2,002,767
Loss on disposal of equipment	32,257	–
Write off of deferred offering costs	–	197,415
Changes in operating assets and liabilities:
Accounts receivable	(34,704)	(190,720)
Inventory	78,488	(237,957)
Prepaid expenses	3,280	(12,939)
Security deposit	–	(36,991)
Accounts payable and accrued liabilities	192,614	730,756
Due to related parties	2,400	25,300
Accrued interest - related parties	68,247	160,393
Deferred revenue	9,466	6,000
Operating lease liabilities	(109,255)	(116,135)
Net Cash used in Operating Activities	(5,243,393)	(3,386,432)

Cash Flows from Investing Activities:
Purchase of equipment	(21,527)	(221,670)
Sale of equipment	12,500	–
Net Cash used in Investing Activities	(9,027)	(221,670)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	25,002	–
Proceeds from convertible notes and warrants	–	1,909,000
Proceeds from convertible note and warrants - related party	–	1,776,082
Payments of deferred offering costs	(15,205)	(71,311)
Contributed capital	96,258	–
Repayment of loan - related party	–	(25,000)
Proceeds from issuance of Series C Preferred Stock and warrants	–	5,655,797
Repayment of financing loan	(33,525)	(215,625)
Net Cash provided by Financing Activities	72,530	9,028,943

Change in cash	(5,179,890)	5,420,841
Cash, beginning of period	6,268,591	775,133
Cash, end of period	$1,088,701	$6,195,974

Supplemental Disclosure Information:
Cash paid for interest	$10,128	$5,913
Cash paid for taxes	$–	$–

Non-Cash Financing Disclosure:
Series A Preferred Stock exchanged for Series C Preferred Stock and Series C Preferred Stock payable	$157	$–
Common stock issued upon conversion of Series C Preferred stock	$233	$1,005
Common stock issued for conversion and settlement of debt	$1,259,866	$10,728,756
Common stock issued for conversion and settlement of related party debt	$2,257,917	$–
Common stock issued for cashless exercise of warrants	$35	$–
Common stock issued for stock payable	$22	$–
Debt modification	$222,000	$–
Warrants issued in conjunction with convertible debts	$–	$882,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$–	$865,218
Recognition of derivative liability as debt discount	$–	$1,027,000
Reclassification of derivative liability to additional paid-in capital	$–	$1,604,000
Transfer from inventory to property and equipment	$–	$74,827
Acquisition of property and equipment as financing loan	$–	$291,528
Offering costs in accounts payable	$119,090	$–

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CitroTech Inc.

(formerly General Enterprise Ventures, Inc.)

Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2026

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

At September 30, 2026, the Company had cash of approximately $1.1 million, working capital of $1.6 million, and an accumulated deficit of $125.6 million. For the nine months ended September 30, 2026, the Company incurred a net loss of $12.4 million and used approximately $5.2 million of cash in operating activities. In October 2026, the Company received net proceeds of approximately $5.2 million from equity financing (see Note 14). The Company's ability to continue as a going concern depends on its ability to scale commercial sales. Management believes that current cash including the net proceeds from the October 2026 financing is not sufficient to fund commercial-scale production and the related working capital requirements for the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of one year following the issuance date of these unaudited interim consolidated financial statements.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at September 30, 2026 and December 31, 2025. The Company had cash of $1.1 million and $6.3 million at September 30, 2026 and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2026, was approximately $487,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any expected loss on the trade accounts receivable balances and charged to the provision for credit loss. The Company maintains allowances for credit loss for estimated losses resulting from the inability of its customers to make the required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered.

During the nine months ended September 30, 2026, the Company recovered $20,000 of previously reserved accounts receivable. Accordingly, the Company reversed the related allowance for credit losses, which was recorded as a reduction of general and administrative expenses. As of September 30, 2026, the Company determined that the remaining reserved accounts receivable balance was uncollectible and wrote it off against the existing allowance for credit losses. The allowance for credit losses was $0 and $340,950 as of September 30, 2026 and December 31, 2025, respectively.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and loans payable, are carried at historical cost. As of September 30, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Deferred Offering Costs

Costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed. As of September 30, 2026, the Company recorded deferred offering costs of $134,295 related to the S-1 filed in September 2026.

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

For the nine months ended September 30, 2026, the Company’s revenue was generated mainly from sales of two fire-retardant products. The first is applied to vegetation for wildfire prevention and asset protection, and is also used in exterior home-protection systems installed on residential properties. The second is used to treat lumber and engineered wood products so they meet fire-retardant-treated wood standards. Revenue from product sales is recognized at a point in time, when control of the product transfers to the customer.

Deferred revenue

Deferred revenue consists of advanced payments for our installation service that have not yet been rendered. As of September 30, 2026 and December 31, 2025, total deferred revenue was $12,466 and $3,000, respectively. Deferred revenue is expected to be recognized as revenue within the fourth quarter of 2026.

Cost of Revenue

For the three and nine months ended September 30, 2026 and 2025, cost of revenue consisted of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of inventory	$415,091	$494,144	$1,017,584	$1,315,378
Freight and shipping	6,376	15,665	14,466	21,724
Consulting and advisory-related party	–	–	–	4,000
Royalty and sales commission-related party	–	–	–	56,290
Rent expense	53,068	65,794	169,335	166,863
Total cost of revenue	$474,535	$575,603	$1,201,385	$1,564,255

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

As of September 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2026	2025
	Shares	Shares
Convertible notes	–	1,266,987
Common Stock warrants	2,612,974	1,925,768
Series C Convertible Preferred Stock	707,163	2,545,667
Series C Convertible Preferred Stock to be issued	2,490,040	–
Performance stock units	1,383,333	2,016,667
Restricted stock units	412,500	150,000
	7,606,010	7,905,089

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

During the three and nine months ended September 30, 2026 and 2025, stock-based compensation was recognized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Management compensation	$393,010	$1,810,379	$3,811,855	$4,098,768
Professional fees	82,477	313,807	525,854	578,227
Professional fees - related party	–	–	–	2,103,600
Financing expense	–	–	–	6,167,334
Financing expense - related party	–	–	361,801	2,511,855
	$475,487	$2,124,186	$4,699,510	$15,459,784

Compensation cost for stock awards, which include common shares, Series C Convertible Preferred Stock, warrants and performance stock units (“PSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service or performance period. The fair value of stock awards is based on the quoted price of our common stock on the grant date and Series C Convertible Preferred stock as if converted to common stock. We measure the fair value of PSUs using a Monte Carlo valuation model and warrants using a Black-Scholes valuation model. Compensation cost for PSUs is recognized using the derived service period and accelerated if the condition is satisfied at an earlier date.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2025-06 modernizes the guidance for accounting for internal-use software costs by removing references to project stages and clarifying the threshold applied to begin capitalizing costs. The guidance in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and can be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective annual periods beginning after December 15, 2026, and interim periods within those years. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Note 3 – Inventory

As of September 30, 2026 and December 31, 2025, inventory consisted of the following:

	September 30,	December 31,
	2026	2025
Finished goods	$101,187	$185,310
Raw materials	441,093	435,458
	$542,280	$620,768

The Company did not write-off any inventories as unsalable for the nine months ended September 30, 2026 and 2025.

Note 4 – Prepaid Expenses

As of September 30, 2026 and December 31, 2025, prepaid expenses, consisted of the following:

	September 30,	December 31,
	2026	2025
Insurance	$51,176	$180,970
Legal retainer	5,000	–
Research and development	124,902	–
Advertising and marketing	40,962	18,345
Other prepaid operating expenses	78,309	94,705
Deposit on purchase of inventories	13,391	23,000
	$313,740	$317,020

Note 5 – Equipment, net

As of September 30, 2026 and December 31, 2025, equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Cost:
Equipment	$52,625	$43,396
Vehicles	574,069	686,434
Software under development	10,800	–
	637,494	729,830
Less: accumulated depreciation	(167,999)	(99,551)
Equipment, net	$469,495	$630,279

As of September 30, 2026, Software under development represents capitalized costs related to the development of a mobile application system. The system is currently under development and has not been placed in service.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded depreciation as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation	$25,355	$28,071	$83,959	$55,751

During the nine months ended September 30, 2026, the Company purchased equipment for $10,727. During the nine months ended September 30, 2025, the Company purchased vehicles and equipment for $588,025, of which $291,528 were purchased with a financing loan, and transferred vehicles from inventory of $74,827 due to a change of use in 2025.

During the nine months ended September 30, 2026, the Company sold and disposed of vehicles and equipment with a net book value of $98,353. In connection with these dispositions, the Company received cash from sale of equipment of $12,500, settled the related finance loan of $67,725 and paid $15,051 for settlement of finance loan, and settled other current liability of $922, resulting in a loss on disposal of $32,257.

Financing loan

The Company had a financing loan for the purchase of a vehicle in September 2025. The loan repayment is $2,021 per month for 60 months, beginning October 2025, with an interest rate of 11.33%.

The Company had a financing loan for the purchase of a vehicle in September 2025. The loan repayment is $2,083 per month for 48 months, beginning October 2025, with an interest rate of 11.90%. In June 2026, the Company sold the vehicle with a net book value of $83,489 and paid $15,051 to settle financing loan of $67,725. As a result, the Company recorded loss on disposal of $30,815.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded interest expense as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$2,131	$22	$10,128	$4,973

As of September 30, 2026 and December 31, 2025, the Company had a financing loan of $77,182 and $163,381, respectively.

Note 6 – Intangible Assets, net

In 2022, the Company acquired the intellectual property of Mighty Fire Breaker LLC (“MFB California”), 19 patents centered around its MFB Technology for the prevention of the spread of wildfires. The granted patents include MFB California’s main chemistry and applications. MFB California had 21 trademarks and various copyrights. Internally generated patents, trademarks and copyrights, are expensed as incurred.

In December 2025, the Company entered into an Intellectual Property Purchase Agreement to protect our existing patents. The purchase price is $100,000 in cash and 220,000 shares of Common stock valued at $1,775,400, which shall be issued within 30 days of the closing date. The common stock was issued in January 2026.

As of September 30, 2026 and December 31, 2025, finite-lived intangible assets consisted of the following:

	September 30,	December 31,
	2026	2025
Acquired patents (19)	$4,195,353	$4,195,353
Patent and technology assets	1,243,000	1,243,000
Non-compete agreements	632,400	632,400
Accumulated amortization	(1,030,188)	(743,793)
Intangible assets, net	$5,040,565	$5,326,960

Estimated future amortization expense for finite-lived intangibles is as follows:

Year ending December 31,
2026 (remaining three months)	$95,492
2027	381,888
2028	381,888
2029	381,888
2030	381,888
Thereafter	3,417,521
$5,040,565

As of September 30, 2026, the weighted-average useful life is 13.34 years.

During the three and nine months ended September 30, 2026 and 2025, the amortization expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization	$95,465	$61,983	$286,395	$185,949

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

For the three and nine months ended September 30, 2026 and 2025, the components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
The components of lease expense were as follows:
Operating lease cost	$51,380	$51,379	$154,138	$138,688
Short-term lease cost	2,990	11,307	22,531	53,272
Variable lease cost	9,302	17,320	28,799	30,524
Total lease cost	$63,672	$80,006	$205,468	$222,484

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2026	2025
Cash paid for operating cash flows from operating leases	$146,084	$163,194
Right-of-use asset obtained in exchange for new operating lease liabilities	$–	$865,218

Weighted-average remaining lease term - operating leases (year)	3.50	4.50
Weighted-average discount rate — operating leases	7.00%	7.00%

The following table outlines maturities of our lease liabilities as of September 30, 2026:

Year ending December 31,
2026 (remaining three months)	$49,327
2027	203,228
2028	211,357
2029	219,812
2030	55,486
Thereafter	–
739,210
Less: Imputed interest	(83,254)
Operating lease liabilities	$655,956

Note 8 – Convertible Notes

The components of convertible notes as of September 30, 2026 and December 31, 2025, were as follows:

	Principal		Effective Interest	Stated Interest	September 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 15, 2025	$575,000	February 15, 2026	510%	10%	$–	$375,000
Total Convertible notes					–	375,000
Less: Unamortized debt discount					–	(155,679)
					–	219,321
Less: Current portion					–	(219,321)
Long-term portion					$–	$–

During the three and nine months ended September 30, 2026 and 2025, the Company recognized interest expense and amortization of debt discount as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$–	$49,474	$4,726	$186,405
Amortization of debt discount	$–	$310,740	$155,679	$1,131,734

As of September 30, 2026 and December 31, 2025, the Company recorded accrued interest of $0 and $32,773, respectively.

Conversion

In February 2026, seven (7) note holders converted convertible notes issued in February 2025 of $375,000 and accrued interest of $37,500 into 171,878 shares of common stock with a conversion price of $2.40. As a result, the Company settled convertible notes and accrued interest of $412,500, and recorded loss on settlement of debt of $847,366.

Note 9 – Accounts Payable and Accrued Liabilities

As of September 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$439,616	$169,278
Accrued interest	–	32,773
Credit card	7,666	19,953
Sales tax payable	15,965	27,675
Other liabilities	–	53,280
Payroll liability	126,358	13,362
	$589,605	$316,321

Note 10 – Related Party Transactions

The related parties that had material transactions for the nine months ended September 30, 2026 and 2025, consist of the following:

Related Party	Nature of Relationship to the Company
A	An Ohio Corporation - a significant shareholder
B	Owner of A and our Chairman of the Board
C	A California Corporation owned by a related party D
D	Significant shareholder and our Chief Technology Officer through March 31, 2026
E	Former Director and Chief Executive Officer of GEVI Insurance Holdings Inc.
F	A Delaware limited liability company controlled by a Director and significant shareholder
G	A company controlled by our Chief Financial Officer

As of September 30, 2026 and December 31, 2025, amounts owing to related parties consisted of:

	September 30,	December 31,
Related Party	2026	2025	Nature of transaction
A	$–	$300	Payment of operating expenses on behalf of the Company
F	–	167,671	Accrued interest related to convertible note related party
G	2,700	–	Consulting fees
	$2,700	$167,971

During the nine months ended September 30, 2026, the Company repaid $300 to related party A.

As of September 30, 2026, deferred offering costs included $4,050 in consulting fees to related party G, for services in connection with the Company's Form S-1 registration statement.

For the three and nine months ended September 30, 2026 and 2025, expenses to related parties and their nature consisted of:

	Three months ended
	September 30,
Related Party	2026	2025	Nature of transaction	Financial Statement Line Item
G	$–	$1,458	Edgar filing expense	General and administrative
G	$11,400	$20,224	Professional service - accounting	Professional fees - related party

	Nine months ended
	September 30,
Related Party	2026	2025	Nature of transaction	Financial Statement Line Item
A	$–	$2,103,600	150,000 Series C preferred stock for consulting fee	Professional fees - related party
A	$–	$25,300	Payment of operating expenses on behalf of the Company	Operating expenses
A	$–	$25,000	Repayment of loan	Due to related party
C	$–	$21,600	Cash paid for consulting fees	Professional fees - related party
C	$–	$4,000	Cash paid for consulting and advisory fees	Cost of revenue - related party
D	$–	$56,290	Cash paid for royalty and sales commissions	Cost of revenue - related party
D	$30,000	$–	Cash paid for consulting fees	Professional fees - related party
E	$–	$420,720	30,000 Series C preferred stock for management compensation	Management compensation
F	$–	$2,511,855	69,007 Series C preferred stock for services	Financing expense
G	$5,505	$16,065	EDGAR filing expense	General and administrative
G	$49,060	$39,624	Professional service - accounting	Professional fees - related party

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

Convertible note – related party

The components of convertible notes as of September 30, 2026 and December 31, 2025, were as follows:

			Effective	Stated
	Principal		Interest	Interest	September 30,	December 31,
Payment date	Amount	Maturity date	Rate	Rate	2026	2025
February 2025	$2,222,000	April 28, 2026	16.25%	10%	$–	$2,000,000
Total Convertible notes					$–	$2,000,000
Less: Unamortized debt discount					–	(714,600)
					–	1,285,400
Less: Current portion					–	(1,285,400)
Long-term portion					$–	$–

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

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in a substantial change to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized interest expense and amortization of debt discount as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense - related party	$–	$64,946	$68,247	$160,393
Amortization of debt discount - related party	$–	$915,548	$736,600	$1,094,944

Conversion

In April 2026, related party F converted a convertible note with principal of $2,222,000 and accrued interest of $35,917 into 940,799 shares of common stock with a conversion price of $2.40.

As of September 30, 2026 and December 31, 2025, the Company recorded accrued interest of $0 and $167,671, respectively.

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

Share exchange

On May 28, 2026, the Company entered into Stock Exchange and Stockholders Agreements (the “Exchange Agreements”) with the holders (the “Holders”) of the Company’s outstanding Series A Preferred Stock. Pursuant to the Exchange Agreements, the Company reacquired an aggregate of 1,666,667 shares of Series A Preferred Stock. At closing, the Company issued 103,558 shares of Series C Convertible Preferred Stock to BoltRock Holdings, LLC (“BRH”), and agreed to issue 467,012 shares of Series C Preferred Stock to TC Special Investments LLC (“TCSI”) on the date that is 18 months after closing, unless issued earlier in connection with a change of control of the Company which, under the TCSI Exchange Agreement, includes the appointment of Theodore Ralston to the Company’s board of directors (collectively, the “Exchange Shares”). As a result, the Company recorded the 103,558 shares of Series C Preferred Stock issued to BRH, and the Series C Preferred Stock payable representing the 467,012 shares to be issued to TCSI, as additional paid-in capital.

As of September 30, 2026 and December 31, 2025, there were 0 and 1,666,667, respectively, shares of Series A Preferred stock issued and outstanding.

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

During the nine months ended September 30, 2026, the Company issued 103,558 shares of Series C Convertible Preferred Stock to BRH and 467,012 shares to be issued to TCSI.

During the nine months ended September 30, 2025, the Company issued 776,200 shares of Series C Convertible Preferred Stock as follows:

•	In September 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale (the “PIPE Offering”) of (i) 420,943 shares of its Series C Convertible Preferred Stock for an aggregate purchase price of approximately $5.4 million, net proceeds and (ii) warrants (the “PIPE Warrants”) to purchase up to 701,563 shares of Common Stock at an offering price of $15.00 per share of Series C Preferred Stock and accompanying PIPE Warrant. The PIPE Warrants are exercisable immediately upon issuance at an exercise price of $6.00 per share and will expire five years from the date of issuance.
•	27,500 shares for purchase subscriptions of $260,000, at prices of $4.00 or $6.00 per share
•	241,507 shares for services, valued at $4,959,042 at market price on issuance dates.
•	86,250 shares for compensation, valued at $1,638,637 at market price on issuance dates.

During the nine months ended September 30, 2026, the holders of the Series C Convertible Preferred Stock converted 699,077 shares of the Company’s Series C Convertible Preferred Stock into 2,330,273 shares of the Company’s common stock.

As of September 30, 2026 and December 31, 2025, there were 212,149 and 807,668 shares of the Company’s Series C Convertible Preferred Stock issued and outstanding, and 467,012 and 0 shares to be issued, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2026, the Company issued 4,195,865 shares of Common Stock as follows:

•	2,330,273 shares for conversion of 699,077 shares of Series C Preferred Stock
•	1,112,677 shares for conversion of debt of $3,517,783
•	58,333 shares for services, valued at $460,177
•	353,748 shares for cash and cashless exercise of warrants, for cash proceeds of $25,002
•	220,000 shares for stock payable for acquisition of IP, valued at $1,775,400, which was recorded as additional paid-in capital as of December 31, 2025.
•	120,834 shares for management compensation valued at $566,672, of which 37,500 shares were issued to our Chief Operating Officer for vested restricted stock units

During the nine months ended September 30, 2025, the Company issued 11,562,648 shares of common stock as follows:

•	10,048,252 shares for conversion of Series C Preferred Stock.
•	1,326,370 shares for conversion of debt of $10,728,756.
•	37,667 shares for services, valued at $234,640.
•	150,000 shares for management compensation.
•	359 shares for reverse stock split adjustment.

As of September 30, 2026 and December 31, 2025, there were 22,718,180 and 18,522,315 shares of the Company’s common stock issued and outstanding, respectively.

Restricted stock units (RSU)

On June 27, 2025 (the “Effective Date”), the Company entered into the employment agreement with our Chief Operating Officer (“COO”), commencing on July 21, 2025. Under this agreement, the Company granted 150,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth on each anniversary of the Effective Date. The grant date fair value of shares is $1,799,970.

On September 22, 2025, the Company entered into the employment agreement with our new Chief Executive Officer (“CEO”), commencing on October 1, 2025 (the “Effective Date”). Under this agreement, the Company issued 300,000 restricted shares of the Common Stock as stock bonus. Shares shall vest one-fourth on the first anniversary of the Effective Date and the remaining three-fourths on a monthly basis over the following 36 months. The grant date fair value of shares is $1,698,000.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized compensation as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Compensation expense	$218,623	$112,498	$655,869	$112,498

As of September 30, 2026, unrecognized compensation cost for unvested equity awards was $2,510,979, which is expected to be recognized over a remaining weighted-average period of 2.86 years.

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

During the three and nine months ended September 30, 2026, the Company recorded compensation expense as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Compensation expense	$174,387	$1,579,965	$2,589,314	$2,347,634

As of September 30, 2026, unrecognized compensation cost for unvested equity awards was $18,284 which is expected to be recognized over a remaining weighted-average period of 0.03 years.

As of September 30, 2026, market capitalization performance conditions had been achieved with respect to certain outstanding equity incentive awards. Theodore Ralston, the Company’s former Chief Executive Officer, and BoltRock Holdings, LLC, a company controlled by a Director, each became eligible to receive 140,000 shares of Series C Convertible Preferred Stock, but each has elected to defer receipt of such shares. In addition, Wesley Bolsen, the Company’s Chief Executive Officer, and Andrew Hotsko, the Company’s Chief Operating Officer, became eligible to receive 75,000 and 37,500 shares of common stock, respectively, subject to approval by the Compensation Committee. No shares underlying these awards had been issued as of September 30, 2026.

For the year ended December 31, 2025, the estimated fair values of the awards were measured using the following significant assumptions:

Derived service period	0.51 - 1.05 years
Risk-free interest rate	3.62% - 3.97%
Stock price at valuation date	$5.66 - 12.00
Expected average volatility	108.5% - 151.0%
First Capitalization Threshold per share price	$6.85 - 14.28
Second Capitalization Threshold per share price	$8.56 - 19.02
Third Capitalization Threshold per share price	$11.42 - 23.82
Fourth Capitalization Threshold per share price	$14.27 - 28.56

Warrants

In April 2026, the Company issued 46,250 warrants to a related party F for services. The warrant is for a period of five years at an exercise price per share of $3.00. The Company recorded the value of the warrants of $361,801 to additional paid-in capital.

In September 2026, the Company issued 25,000 warrants to a consultant for services. The warrant is for a period of five years at an exercise price per share of $8.00. The Company recorded the warrants value of $65,677 to additional paid-in capital.

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

The Company utilized the following assumptions:

September 30,
2026
Expected term	5.00 years
Expected average volatility	80 - 89%
Risk-free interest rate	3.95 - 4.83%
Expected dividend yield	–

A summary of activity of the warrants during the nine months ended September 30, 2026 is as follows:

	Warrants Outstanding
		Weighted Average Exercise	Weighted Average Remaining Contractual life
	Shares	Price	(in years)

Outstanding, December 31, 2025	2,909,434	$3.66	4.37
Granted	71,250	4.75	5.00
Exercised	(367,710)	0.33	–
Canceled	–	–	–
Outstanding, September 30, 2026	2,612,974	$4.16	3.68

Exercisable, September 30, 2026	2,446,307	$4.44	3.70

The intrinsic value of the warrants as of September 30, 2026 is approximately $0.5 million.

Note 12 – Disaggregated revenue and Concentration

During the three and nine months ended September 30, 2026 and 2025, disaggregated revenue was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Products sale	$515,628	$91,598	$924,697	$1,142,865
Product installation service	148,700	196,614	365,212	802,367
	$664,328	$288,212	$1,289,909	$1,945,232

During the three and nine months ended September 30, 2026 and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue and accounts receivable

Recurring customers do not represent a material percentage of our revenue for the three and nine months ended September 30, 2026 and 2025 and accounts receivable as of September 30, 2026 and December 31, 2025.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Number of customers (more than 10% revenue)	3	6	–	1
Total revenue of top 5 customers	58.6%	79.6%	38.8%	37.9%

	September 30,	December 31,
	2026	2025
Number of customers (more than 10% of accounts receivable)	1	3
Total % of accounts receivable balance (more than 10%)	45.6%	61.1%

Purchase and accounts payable for Inventory

	Percentage of Purchases		Percentage of Purchases		Percentage of
	For three months ended		For nine months ended		Accounts payable for purchase
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Supplier A	–	–	46.8%	32.5%	–	98.8%
Supplier B	–	–	–	13.6%	–	–
Supplier C	33.2%	–	19.6%	3.2%	100.0%	–
Supplier D	8.4%	13.2%	3.0%	19.1%	–	–
Supplier E	28.2%	17.9%	11.8%	3.3%	–	–
Supplier F	–	41.9%	–	7.0%	–	–
Total (as a group)	69.8%	73.0%	81.2%	78.7%	100.0%	98.8%

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

Note 13 – Segment

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reportable segment - environmentally sustainable specialty chemicals for fire prevention and protection in the lumber and wood products, wildland fire and residential home industry.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated loss from operations, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$664,328	$288,212	$1,289,909	$1,945,232

Operating expenses
Cost of revenue, exclusive of amortization and depreciation shown separately below	474,535	575,603	1,201,385	1,564,255
Amortization and depreciation	120,820	90,054	370,354	241,700
General and administrative	278,894	269,703	907,140	743,101
Advertising and marketing	294,396	232,569	642,788	489,673
Payroll and management compensation	999,271	2,437,089	5,938,321	5,445,210
Professional fees	637,051	841,192	2,033,263	4,046,078
Research and development expense	145,919	79,700	424,511	129,008
Total operating expenses	2,950,886	4,525,910	11,517,762	12,659,025

Loss from operations	$(2,286,558)	$(4,237,698)	$(10,227,853)	$(10,713,793)

	September 30,	December 31,
	2026	2025
Total Assets	$8,546,373	$14,183,519

Note 14 – Subsequent Events

Management has evaluated subsequent events through November 10, 2026, which is the date these financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure, except as follows:

On October 21, 2026, the Company entered into an underwriting agreement with Univest Securities, LLC, as representative of the underwriters listed on Schedule A thereto in connection with a public offering of 2,240,000 shares of common stock at a public offering price of $2.50 per share. The offering closed on October 22, 2026. The Company received net proceeds of approximately $5.2 million from the offering, after deduction of underwriting discounts and other costs.

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

CitroTech has 42 granted patents (41 of which are granted in the US) and 90 pending applications (72 of which are pending in the US). We continue to evaluate our patent portfolio and technology platform to target additional markets that can benefit from environmentally safe alternatives to legacy fire retardant and fire retardant-treated wood products. Using this technology, CitroTech has developed products that help achieve Class-A fire rating for lumber and engineered wood products. We are in the initial phases of commercializing this product. In April 2026, CitroTech and Hexion Inc. formed a 50/50 global joint venture named HexiTech LLC, a Delaware limited liability company that will work to commercialize the CitroTech product into factory applied lumber and wood products. This venture is the Company’s primary go-to-market channel for this portion of the business. Large scale ASTM burn tests have been performed as part of the joint venture to be able to bring fact-based data to some of the largest lumber and wood product companies for the potential adoption of CitroTech. The joint venture is working through potential revenues and anticipated adoption timelines for calendar year 2027.

The Company is also actively deploying proactive wildfire defense systems on residential and commercial properties under the CitroSafe Systems brand. CitroSafe Systems are self-contained sprinkler installations that utilize our patented CitroTech product. These systems deploy our fire inhibitor in advance of wildfires to help prevent the advance of fires and reduce structural risk. In addition to protecting property owners from the ravages of wildfires, this offering addresses a significant and growing insurance market disruption across the Western United States, where carriers have curtailed or declined to write wildfire coverage on new construction and are cancelling or not renewing existing policies in the Wildland-Urban Interface (“WUI”). WUI is the transitional zone between undeveloped land and built environments that is at elevated risk of catastrophic wildfire loss. The Company is now in discussions with multiple brokers to offer insurance coverage to customers who install a CitroSafe proactive wildfire system, with policies underwritten by established insurance carriers.

Our management team consists of four individuals: Wesley J. Bolsen, Chief Executive Officer; Andrew Hotsko, Chief Operating Officer; Nanuk Warman, Secretary and Chief Financial Officer; and Anthony Newton, General Counsel.

Known Trends and Uncertainties

Growth in Fire Safety

We believe that fire safety benefits from several growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing urban component moving into the WUI, resulting in increased demand for environmentally safe specialty chemical fire inhibitors, thereby increasing production. We believe these trends are prevalent in North America, as well as globally, and we expect these trends to continue driving growth in demand for fire retardants and fire retardant treated lumber products. As of September 30, 2026, our certified partner network consisted of more than 30 organizations that install systems and/or apply CitroTech product around homes and in the community.

We are working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardants. This growth includes use of ground assets and potentially drones in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). Fire prevention products can be used to help prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as along roadsides, under power lines, along railroad rights-of-way, and around residential neighborhoods and commercial infrastructure. Treating these areas ahead of the fire season can help to prevent ignitions from equipment failures or sparks until a significant rainfall occurs. During 2026, San Diego announced an expansion of its CitroTech treatment program. In addition, certain utilities and railroads began applying CitroTech in pilot applications during Q3 of 2026. Some of these customers have indicated that they are waiting on QPL listing prior to large-scale adoption of the product onto high risk fire threat areas. Although there is no certainty in wildfire defense, when our CitroSafe system is installed, we fill it with our CitroTech product. Thereafter, we will conduct an annual inspection of the system to help ensure it is ready to help defend against a wildfire. While there is no specific useful life for our product, if the system has not been deployed since the third anniversary of the initial installation, or three years following an annual inspection, in an abundance of caution we will recommend the customer replace the CitroTech product. In addition, we suggest spraying CitroTech in areas surrounding the property that pose the greatest risk to help reduce the risk posed by dry vegetation, decks, garden bark, and fences.

We have invested and intend to continue investing in the expansion of our fire retardant and lumber treatment business through product development and business development to grow our customer base.

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of commercial entities, residential homeowners and fire departments to prevent fires and protect assets, as well as the use and expansion of Class A Fire Retardant Treated lumber and wood products. As such, our financial condition and results of operations are significantly impacted by weather, which impacts the number and severity of fires in any given year. Typically, sales of our product are higher during the summer months in the United States due to weather patterns that are generally correlated to a higher prevalence of wildfires due to drought. We believe orders will generally peak during the late summer months, but with expanded fire seasons in the United States, ignitions may continue through late fall or even into the winter months.

In addition, we believe that there are opportunities to apply CitroTech in the future related to prescribed burns to prevent escape from the intended area or re-ignition of a fire after the prescribed burn is concluded. Any such opportunity would depend in part on the CitroTech product being listed on the federal Qualified Products List (“QPL”), which we are pursuing.

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

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for nine months ended September 30, 2026 and 2025, which are included herein.

Our results of operations for the three months ended September 30, 2026 and 2025 are summarized below:

	Three Months Ended
	September 30,
	2026	2025	Change	%
Revenue	$664,328	$288,212	376,116	130%
Operating expenses	2,950,886	4,525,910	(1,575,024)	(35%	)
Other income (expense)	6,673	(3,691,510)	3,698,183	(100%	)
Net loss	$2,279,885	$7,929,208	(5,649,323)	(71%	)

Revenue

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the three months ended September 30, 2026, revenue increased $376,000, or 130%, compared to the three months ended September 30, 2025, primarily due to increased sales of products to corporate customers and used in residential installations. In addition, revenue that was booked in the first half of 2025 related to CitroSafe systems is being shifted to our Certified Partners for the installation of systems, with higher margin CitroTech chemical sales that are being put into the system. This accounts for some of the change in revenues from the prior year quarter. No revenues were reported from the HexiTech joint venture during Q3, although some CitroTech product was field applied in the lumber and wood industry during the quarter.

Our revenues consisted of the following:

	Three Months Ended
	September 30,
	2026	2025
Products sale	$515,628	$91,598
Product installation service	148,700	196,614
	$664,328	$288,212

Our revenues from significant customers for the three months ended September 30, 2026 and 2025, are as follows:

	Three months ended
	September 30,
	2026	2025
Number of customers (more than 10% revenue)	3	6
Total revenue of top 5 customers	58.6%	79.6%

Our revenue is currently project- and event-driven rather than subscription- or contract-based, and we do not currently have a meaningful base of recurring customers. The decrease in our top-five customer concentration to 58.6% in the three months ended September 30, 2026, from 79.6% in the comparable 2025 period, reflects the shift of system installation revenues to the Certified Partner network while still attracting the higher margin CitroTech chemical sales. We expect customer concentration to remain elevated until our channel partner program and recurring utility and structural-protection customer relationships further mature.

Operating Expenses

	Three Months Ended
	September 30,
	2026	2025	Change	%
Cost of revenue	$474,535	$575,603	(101,068)	(18%	)
Amortization and depreciation	120,820	90,054	30,766	34%
General and administrative	278,894	269,703	9,191	3%
Advertising and marketing	294,396	232,569	61,827	27%
Payroll and management compensation	999,271	2,437,089	(1,437,818)	(59%	)
Professional fees	637,051	841,192	(204,141)	(24%	)
Research and development expense	145,919	79,700	66,219	83%
Total operating expenses	$2,950,886	$4,525,910	(1,575,024)	(35%	)

The decrease in operating expenses was primarily attributed to decreases in management compensation, professional fees, and cost of revenue, partially offset by increases in research and development and marketing costs.

Cost of revenue

	Three Months Ended
	September 30,
	2026	2025	Change	%
Cost of inventory	$415,091	$494,144	(79,053)	(16%	)
Freight and shipping	6,376	15,665	(9,289)	(59%	)
Rent expense	53,068	65,794	(12,726)	(19%	)
Total cost of revenue	$474,535	$575,603	(101,068)	(18%	)

During the three months ended September 30, 2026, the cost of revenue decreased over the three months ended September 30, 2025, primarily due to a decrease in cost of inventory.

Cost of inventory consists of product costs, direct labor, related supplies, and direct testing of our CitroTech product and the various components required for installation of CitroSafe™ systems. Cost of inventory decreased during the three months ended September 30, 2026, compared to the comparable 2025 period, primarily due to a decrease in outsource labor cost.

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

Advertising and marketing

The increase in advertising and marketing during the three months ended September 30, 2026, over the three months ended September 30, 2025, is primarily due to supporting revenue growth in addition to investor relations activities after being uplisted to the NYSE American. This includes rebranding efforts around the official company name change to CitroTech Inc. from General Enterprise Ventures Inc as well as the product labels moving from Mighty Fire Breaker to CitroTech and the conversion of relevant website and marketing materials. In addition, during Q3 2026, the Company rang the closing bell of the New York Stock Exchange and engaged in additional Company marketing activities for the benefit of shareholders.

Professional fees

The professional fees during the three months ended September 30, 2026, includes stock-based compensation of $82,000 to consultants, and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2026. The professional fees during the three months ended September 30, 2025, includes stock-based compensation of $314,000 to consultants and various fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.

Payroll and management compensation

During the three months ended September 30, 2026, payroll and management compensation decreased to $1.0 million from $2.4 million in the prior-year period. This decrease was primarily attributable to lower stock-based compensation. The higher prior-period expense reflected performance stock units (PSUs) granted in 2025 in connection with the buildout of a full executive management team, including the appointment of a Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Management compensation for the three months ended September 30, 2026 and 2025 primarily included stock-based management compensation of $0.4 million and $1.8 million, respectively, and payroll to management of $0.4 million in each period. Payroll compensation to employees was approximately $0.3 million as compared to $0.2 million in the prior-year period.

Research and development costs

We continue to invest heavily in the testing and certifications of CitroTech treated products as well as submitting formulas for approval to apply product onto federal lands. We are spending on outside testing to ensure that our products can pass the rigorous US Forest Service QPL testing as well as funding additional products to be submitted to the US Forest Service for testing. We expect to continue growing R&D spend over historical spend as we add additional product lines and invest in the future of the company. This includes a funded research program with Texas A&M on new products that were not underway in 2025.

Other Income (Expenses)

For the three months ended September 30, 2026 and 2025, the other income (expenses) consisted of interest income of $9,000 and $4,000, respectively, interest expense of $2,000 and $1.3 million, respectively, with the 2026 amount related to a finance loan and the 2025 amount primarily related to convertible notes payable issued in 2025 and 2024, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $0 and gain of $1.8 million, respectively, and loss on settlement of debt of $0 and $4.1 million, respectively. Settlement of debt in 2025 was the conversion of convertible notes issued in 2025.

Net loss

The net loss for the three months ended September 30, 2026 was approximately $2.3 million, a decrease of approximately $5.6 million as compared to the three months ended September 30, 2025, primarily due to a significant reduction in other expenses and operating expenses as well as an increase in revenue.

Our results of operations for the nine months ended September 30, 2026 and 2025 are summarized below:

	Nine months ended
	September 30,
	2026	2025	Change	%
Revenue	$1,289,909	$1,945,232	(655,323)	(34%	)
Operating expenses	11,517,762	12,659,025	(1,141,263)	(9%	)
Other expenses	2,165,150	20,022,838	(17,857,688)	(89%	)
Net loss	$12,393,003	$30,736,631	(18,343,628)	(60%	)

Revenue

Our revenue is generated through our subsidiary Mighty Fire Breaker LLC ("MFB Ohio"), which acquired our fire suppression intellectual property portfolio in April 2022. Our revenue is highly seasonal and event-driven, with demand concentrated in the Western United States during the traditional May to October fire season, and is materially influenced by wildfire activity in any given period. During the nine months ended September 30, 2026, revenue decreased $0.7 million, or 34%, compared to the nine months ended September 30, 2025. This change was primarily seen in shifts that the Company made in the first quarter of the year, while growing revenue during the third quarter over the prior year.

Our revenues consisted of the following:

	Nine months ended
	September 30,
	2026	2025
Products sale	$924,697	$1,142,865
Product installation service	365,212	802,367
	$1,289,909	$1,945,232

Our revenues from significant customers for the nine months ended September 30, 2026 and 2025, are as follows:

	Nine months ended
	September 30,
	2026	2025
Number of customers (more than 10% revenue)	–	1
Total revenue of top 5 customers	38.8%	37.9%

Our revenue is project- and event-driven rather than subscription- or contract-based, and we do not currently have a meaningful base of recurring customers. The increase in our top-five customer concentration to 38.8% in the nine months ended September 30, 2026, from 37.9% in the comparable 2025 period, reflects the early-stage nature of our commercial customer base. We expect customer concentration to remain elevated until our channel partner program and recurring utility and structural-protection customer relationships further mature.

Operating Expenses

	Nine months ended
	September 30,
	2026	2025	Change	%
Cost of revenue	$1,201,385	$1,564,255	(362,870)	(23%	)
Amortization and depreciation	370,354	241,700	128,654	53%
General and administrative	907,140	743,101	164,039	22%
Advertising and marketing	642,788	489,673	153,115	31%
Payroll and management compensation	5,938,321	5,445,210	493,111	9%
Professional fees	2,033,263	4,046,078	(2,012,815)	(50%	)
Research and development expense	424,511	129,008	295,503	229%
Total operating expenses	$11,517,762	$12,659,025	(1,141,263)	(9%	)

 The decrease in operating expenses was primarily attributed to decreases in cost of revenue and professional fees offset by an increase in payroll and research and development expense.

Cost of revenue

	Nine months ended
	September 30,
	2026	2025	Change	%
Cost of inventory	$1,017,584	$1,315,378	(297,794)	(23%	)
Freight and shipping	14,466	21,724	(7,258)	(33%	)
Consulting and advisory-related party	–	4,000	(4,000)	(100%	)
Royalty and sales commission-related party	–	56,290	(56,290)	(100%	)
Rent expense	169,335	166,863	2,472	1%
Total cost of revenue	$1,201,385	$1,564,255	(362,870)	(23%	)

During the nine months ended September 30, 2026, the cost of revenue decreased over the nine months ended September 30, 2025, primarily due to a decrease in cost of inventory and royalty and sales commission payments.

Cost of inventory consists of product costs, direct labor, related supplies, and direct testing of our CitroTech product and the various components required for installation of CitroSafe™ systems. Cost of inventory decreased during the nine months ended September 30, 2026, compared to the comparable 2025 period, primarily due to lower product sales volume and a decrease in outsource labor cost.

Freight and shipping relate to costs for shipping products to customers.

Consulting and advisory services are to a related party company for services related to product installations.

We did not have royalty and sales commissions to a related party in the nine months ended September 30, 2026. During the first quarter of 2025, we recognized $56,000 as an allocated portion of consulting and direct labor costs associated with our revenue as royalty and sales cost of revenue. In March 2025, we entered into a new contract under which the consulting and advisory royalty arrangement was terminated.

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

General and administrative

General and administrative expenses are office, rent, travel, insurance, website, IT, public listing fees, and other office related expenses. For the nine months ended September 30, 2026, we incurred increased expenditures on public listing fee, our website and IT development and travel as well as general office and insurance expenses from expansion of operations.

Advertising and marketing

The increase in advertising and marketing during the nine months ended September 30, 2026, over the nine months ended September 30, 2025, is primarily due to supporting revenue growth in addition to investor relations activities after being uplisted to the NYSE American. This includes rebranding efforts around the official company name change to CitroTech Inc. from General Enterprise Ventures Inc as well as the product labels moving from Mighty Fire Breaker to CitroTech and the conversion of relevant website and marketing materials. We attended and helped to fund events in the wildfire industry to expose leaders in the fire industry to the CitroTech product, which we believe will lead to sales in the future.

Professional fees

The professional fees during the nine months ended September 30, 2026, primarily included stock-based compensation of $526,000 to advisors and consultants, and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2026. In addition, we had expenses related to the formation of the HexiTech Joint Venture between CitroTech and Hexion that were a one-time expense. The professional fees during the nine months ended September 30, 2025, primarily included stock-based compensation of $2.7 million, of which $2.1 million was to a related party consultant (TC Special Investments, LLC (“TCSI”)) and various professional fees for accounting and audit related to SEC filings, legal on patents and other consulting services in 2025.

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

Payroll and management compensation

During the nine months ended September 30, 2026, payroll and management compensation increased to $5.9 million from $5.4 million in the prior period. This increase was primarily attributable to higher payroll, reflecting a full period of compensation for the executive management team built out during 2025 and higher employee payroll. Management Compensation during 2026, primarily included stock-based management compensation of $3.8 million, and payroll to management of $1.1 million and employees of approximately $0.9 million. Compensation during 2025, primarily included stock-based management compensation of $4.1 million and payroll to management of $0.8 million and employees of $0.5 million.

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

Other Expenses

For the nine months ended September 30, 2026 and 2025, the other expenses consisted of interest expense primarily related to convertible notes payable issued in 2025 of $975,000 and convertible notes payable issued in 2025 and 2024 of $2.6 million, respectively, change in fair value of derivative liability related to convertible notes payable issued in 2025 and 2024 of $0 and $2.0 million, respectively, financing expense of $0.4 million and $8.7 million, respectively, and loss on settlement of debt of $847,000 and $6.8 million, respectively. Settlement of debt in 2026 is the conversion of convertible notes issued in 2025. Settlement of debt in 2025 is conversion of convertible notes issued in 2024 and 2025. Financing expense is from 666,668 warrants granted to a financial advisor and 69,007 shares of Series C Convertible Preferred stock issued to BRH in 2025.

Net loss

The net loss for the nine months ended September 30, 2026 was approximately $12.4 million, a decrease of approximately $18.3 million as compared to the nine months ended September 30, 2025, primarily due to a significant reduction in other expenses and operating expenses, partially offset by lower revenue.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was $12.4 million and $30.7 million for the nine months ended September 30, 2026 and 2025, respectively. In October 2026, we completed an equity offering which generated net proceeds of approximately $5.2 million. During fiscal year 2025, we completed a debt offering in February and an equity offering in September and October which generated net proceeds of approximately $3.7 million and $8.1 million, respectively.

Working capital

	September 30,	December 31,
	2026	2025	Change
Current assets	$2,342,767	$7,415,426	$(5,072,659)
Current liabilities	$782,922	$2,169,626	$(1,386,704)
Working capital	$1,559,845	$5,245,800	$(3,685,955)

As of September 30, 2026 and December 31, 2025, the current assets consisted of cash of $1.1 million and $6.3 million, respectively, inventory of $542,000 and $621,000, respectively, accounts receivable of $264,000 and $209,000, respectively, and prepaid expenses of $314,000 and $317,000, respectively, and deferred offering costs of $134,000 and $0, respectively.

As of September 30, 2026 and December 31, 2025, the current liabilities consisted of accounts payable and accrued liabilities of $590,000 and $316,000, respectively, deferred revenue of $12,000 and $3,000, respectively, due to related parties of $3,000 and $168,000, respectively, convertible notes net of discount of $0 and $219,000, respectively, convertible note – related party of $0 and $1.3 million, respectively, current portion of financing loan of $17,000 and $30,000 respectively, and current portion of operating lease liability of $162,000 and $148,000, respectively.

The decrease in working capital in 2026 was primarily due to a decrease in cash of $5.2 million for operating activities, offset by a decrease in convertible debt due to conversions into common stock.

Cash Flows

For the nine months ended September 30, 2026 and 2025

	Nine months ended
	September 30,
	2026	2025	Change
Cash used in operating activities	$(5,243,393)	$(3,386,432)	$(1,856,961)
Cash used in investing activities	$(9,027)	$(221,670)	$212,643
Cash provided by financing activities	$72,530	$9,028,943	$(8,956,413)
Net Change in cash	$(5,179,890)	$5,420,841	$(10,600,731)

Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months ended September 30, 2026, net cash flows used in operating activities consisted of a net loss of $12.4 million, reduced by stock-based compensation of $4.7 million, non-cash lease expenses of $117,000, amortization and depreciation of $370,000, amortization of debt discount of $892,000, loss on settlement of debt of $847,000, loss on disposal of equipment of $32,000, and reduced by bad debt recovery of $20,000, and net changes in operating assets and liabilities of $211,000.

For the nine months ended September 30, 2025, net cash flows used in operating activities consisted of a net loss of $30.7 million, reduced by stock-based compensation of $15.4 million, non-cash lease expenses of $123,000, amortization and depreciation of $242,000, amortization of debt discount of $2.2 million, loss on settlement of debt of $6.8 million, write-off of deferred offering cost of $197,000 and changes in derivative liability of $2.0 million, and reduced by net changes in operating assets and liabilities of $328,000.

Investing Activities

For the nine months ended September 30, 2026 and 2025, the net cash flows used in investing activities consisted of the purchase of equipment of $22,000 and $222,000 and sales of equipment of $12,500 and $0, respectively.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities consisted of $96,000 capital contribution from a related party and proceeds from the exercise of warrants of $25,000, $15,000 deferred offering cost payment and repayment of a financing loan of $33,000.

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

Lease Agreements

We have one lease classified as an operating lease for office and warehouse purposes. The following table outlines maturities of our lease liabilities as of September 30, 2026:

Year ending December 31,
2026 (remaining three months)	$49,327
2027	203,228
2028	211,357
2029	219,812
2030	55,486
Thereafter	–
739,210
Less: Imputed interest	(83,254)
Operating lease liabilities	$655,956

Liquidity

We have incurred losses since inception and incurred a net loss of $12.4 million during the nine months ended September 30, 2026. As of September 30, 2026, we had cash of $1.1 million. On October 22, 2026, subsequent to the end of the quarter, we closed an underwritten public offering of 2,240,000 shares of common stock at a public offering price of $2.50 per share, which generated net proceeds of approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses payable by us.

We believe that our existing cash resources will be sufficient to fund our planned operations through the majority of 2027, with a high dependency on actual product sales. To more rapidly grow our revenue and continue operations beyond such time frame, we will be required to raise additional funds by completing additional equity or debt offerings or increasing revenue. We may also raise capital through public or private offerings of equity or debt securities or by entering into a credit facility. There can be no assurance that we will be successful in acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For a discussion of risks that could affect our business, see the “Risk Factors” section of the Annual Report and the “Risk Factors” section of our prospectus dated October 21, 2026, filed with the SEC pursuant to Rule 424(b)(4). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company issued 205,206 unregistered shares of Common Stock and 25,000 common stock warrants as follows:

•	3,000 shares of Common Stock issued to a consultant for services, valued at $16,800;
•	37,500 shares of Common Stock issued upon vesting of restricted stock;
•	164,706 shares of Common Stock issued upon the cashless exercise of 166,667 warrants; and
•	25,000 warrants issued to a consultant for services, valued at $65,677.

The offer and sale of the above securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Articles of Domestication/Articles of Incorporation	10-K	3.1	04/15/2024
3.2	Amendment to Articles of Incorporation	10-K	3.2	03/31/2025
3.3	Amendment to Articles of Incorporation	8-K	3.1	09/10/2025
3.4	Amended and Restated Bylaws	10-Q	3.4	11/12/2025
3.5	Second Amended and Restated Designations and Preferences of Series A Preferred Stock	10-K	3.4	03/31/2025
3.6	Amended and Restated Designations and Preferences of Series C Convertible Preferred Stock	10-K	3.5	03/31/2025
3.7	Articles of Amendment to the Articles of Incorporation	8-K	3.1	01/28/2026
3.8	Certificate of Name Change	8-K	3.2	01/28/2026
10.1	Amendment No. 1 to Stock Exchange and Stockholders Agreement, dated September 14, 2026, by and between CitroTech Inc. and BoltRock Holdings, LLC	8-K	10.1	09/14/2026
10.2	Amendment No. 1 to Stock Exchange and Stockholders Agreement, dated September 14, 2026, by and between CitroTech Inc. and TC Special Investments LLC	8-K	10.2	09/14/2026
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CitroTech Inc.

Dated: November 10, 2026	By:	/s/ Nanuk Warman
Nanuk Warman
Chief Financial Officer (Principal Financial and Accounting Officer)

